Form 10QSB
period 2002-03-31
OXFORD VENTURES INC
filed 2002-05-07
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                         Commission file number 0-49670

                              OXFORD VENTURES, INC.
        (Exact name of small business issuer as specified in its charter

              NEVADA                                  applied for
(State or other jurisdiction of             (IRS Employment Identification No.)
 incorporation or organization)


                 1481 Barrow Street, North Vancouver, BC V7J 1B6
                    (Address of principal executive offices)

                                 (604) 986-6869
                           (Issuer's telephone number)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,903,276 as of May 6, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Balance Sheet
March 31, 2002 (unaudited) and December 31, 2001..............................3

Condensed Statements of Operations for the three months ended March 31,
2002 and 2001 (unaudited), and cumulative from inception on September
17, 1987 through March 31, 2002 (unaudited)...................................4

Condensed Statements of Cash Flows for the three months ended March 31,
2002 and 2001 (unaudited), and cumulative from inception on September
17, 1987 through March 31, 2002 (unaudited)...................................5

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through March 31, 2002 (unaudited)......................6

Notes to Financial Statements (unaudited).....................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities................................................9

Item 6.  Exhibits and Reports on Form 8-K.....................................9

Signatures....................................................................10


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   OXFORD VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET

                                                                March 31,       December 31,
                                                                   2002            2001
                                                                ----------      ----------
                                                                naudited)
                                     ASSETS
                                     ------

CURRENT ASSETS

  Cash held in trust by related party                           $   4,653       $  12,303
                                                                ----------      ----------

                                                                $   4,653       $  12,303
                                                                ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES
  Accrued liabilities                                           $     838       $     168
  Shareholder advances                                              5,390           5,390
                                                                ----------      ----------

TOTAL CURRENT LIABLITIES                                            6,228           5,558

SUBORDINATED CONVERTIBLE DEBENTURES                                                15,000
                                                                ----------      ----------

TOTAL LIABILITIES                                                   6,228          20,558
                                                                ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 100,000,000 shares
        authorized, 1,903, 276 and 53,276 shares outstanding        1,903              53
     Paid-in capital                                              111,118          90,968
     Contributed capital                                            8,950           8,650
    (Deficit) accumulated during the development stage           (123,546)       (107,926)
                                                                ----------      ----------

          Total Stockholders' Equity (Deficit)                     (1,575)         (8,255)
                                                                ----------      ----------

                                                                $   4,653       $  12,303
                                                                ==========      ==========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        OXFORD VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                                             CUMMULATIVE
                                                                                                 FROM
                                                                                             SEPTEMBER 17,
                                                                                                 1987
                                                              THREE MONTHS ENDED              (INCEPTION)
                                                                   MARCH 31,                      TO
                                                         ------------------------------         MARCH 31,
                                                             2002              2001              2002
                                                         ------------      ------------      ------------
                                                                                              (UNAUDITED)
REVENUE                                                  $         -       $         -       $         -
                                                         ------------      ------------      ------------

EXPENSES:
      General and administrative                              15,788               954            89,240
      Equity in (loss) of unconsolidated subsidiary                                               34,301
      interest                                                  (168)                                  5
                                                         ------------      ------------      ------------

          Total Expenses                                      15,620               954           123,546
                                                         ------------      ------------      ------------

NET (LOSS)                                               $   (15,620)      $      (954)      $  (123,546)
                                                         ============      ============      ============

NET (LOSS) PER COMMON SHARE-BASIC                        $     (0.01)      $     (0.02)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                               1,169,943            49,481
                                                         ============      ============


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        OXFORD VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                                             CUMMULATIVE
                                                                                                 FROM
                                                                                             SEPTEMBER 17,
                                                                                                 1987
                                                                 THREE MONTHS ENDED           (INCEPTION)
                                                                        MARCH 31,                 TO
                                                              --------------------------       MARCH 31,
                                                                 2002            2001            2002
                                                              ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (UNAUDITED)
      Net (loss) from operations                              $ (15,620)      $    (954)      $(123,546)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
          Contributed capital                                       300             300           8,950
          Impairment loss provided by stock issuance                                                500
          Stock issued for services                               7,000               -          40,286
          Changes in:
                 Trust funds                                      7,650               -          (4,653)
                 Accounts payable                                                                     -
                 Accrued liabilities                                670             625             838
                 Shareholder advances                                                             5,390
                                                              ----------      ----------      ----------

          Net Cash (Used) by Operating Activities                     0             (29)        (72,235)
                                                              ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures                -               -          15,000
     Proceeds from sale of common stock                               -               -          57,235
                                                              ----------      ----------      ----------

          Net Cash From Financing Activities                          -               -          72,235
                                                              ----------      ----------      ----------


NET INCREASE IN CASH                                                  0             (29)              0

CASH, beginning of period                                             -              65               -
                                                              ----------      ----------      ----------

CASH, end of period                                           $       0       $      36       $       -
                                                              ==========      ==========      ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
          Subordinated Convertible Debentures
            converted to common stock                         $  15,000                       $  15,000
          Stock issued for shareholder loan reduction                 -                          13,423
                                                              ----------                      ----------


                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                             OXFORD VENTURES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                (DEFICIT)
                                                                                               ACCUMULATED
                                                COMMON STOCK                                   DURING THE
                                              ----------------------  PAID-IN   CONTRIBUTED    DEVELOPMENT
                                                SHARES      AMOUNT    CAPITAL     CAPITAL         STAGE          TOTAL
                                              ------------ --------- ---------- -----------   -------------   -----------
(unaudited)
BALANCE, AT INCEPTION                                   -  $      -  $       -  $        -    $          -    $        -
  Stock issued for services                    30,786,970    30,787                                               30,787
  Reverse stock split 600 for 1               (30,733,239)  (30,733)    30,733                                         -

  Net (loss) for the year                                                                          (30,787)      (30,787)
                                              ------------ --------- ---------- -----------   -------------   -----------

BALANCE, DECEMBER 31, 1997                         53,731        54     30,733           -         (30,787)            -
  Stock issued in a private placement
   in August 1998, net of offering
   costs of $5,700                              5,070,000     5,070      4,440                                     9,510
  Net (loss) for the year                                                                           (9,510)       (9,510)
                                              ------------ --------- ---------- -----------   -------------   -----------

BALANCE, DECEMBER 31,1998                       5,123,731     5,124     35,173           -         (40,297)            -

  Net (loss) for the year                                                                          (12,050)      (12,050)
                                              ------------ --------- ---------- -----------   -------------   -----------

BALANCE, DECEMBER 31,1999                       5,123,731     5,124     35,173           -         (52,347)      (12,050)

 Stock issued at $.01, October 12, 2000         4,772,390     4,772     42,952                                    47,724
 Contributed capital                                                                 3,700                         3,700
 Net (loss) for the year                                                                           (45,751)      (45,751)
                                              ------------ --------- ---------- -----------   -------------   -----------

BALANCE, DECEMBER 31, 2000 (UNAUDITED)          9,896,121     9,896     78,125       3,700         (98,098)       (6,377)
(AUDITED)
Stock issued November 15, 2001 to
 acquire subsidiary company                       500,000       500                                                  500
Stock issued for services at $.01
  on November 15, 2001                            250,000       250      2,250                                     2,500
 Contributed capital                                                                 4,950                         4,950
 Reverse stock split, 200 for 1
  January 4, 2002                             (10,592,845)  (10,593)    10,593                                         -
 Net (loss) for the year                                                                            (9,828)       (9,828)
                                              ------------ --------- ---------- -----------   -------------   -----------


BALANCE, DECEMBER 31, 2001 (AUDITED)               53,276        53     90,968       8,650        (107,926)       (8,255)
(UNAUDITED)
Conversion of subordinated convertible
   debentures on February 8, 2002, at
   $.01 per share                               1,500,000     1,500     13,500                                    15,000
Stock issued for services at $.02 per share
  on March 4, 2002                                350,000       350      6,650                                     7,000
 Contributed capital                                                                   300                           300
 Net (loss) for the quarter                                                                        (15,620)      (15,620)
                                              ------------ --------- ---------- -----------   -------------   -----------

BALANCE, MARCH 31, 2002 (UNAUDITED)             1,903,276  $  1,903  $ 111,118  $    8,950    $   (123,546)   $   (1,575)
                                              ============ ========= ========== ===========   =============   ===========

                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2001.

Note 2. COMMON STOCK TRANSACTIONS

All of the $15,000 of subordinated convertible debentures were converted into 1,500,000 shares of the Company's common stock in February 2002. The Company issued an additional 350,000 shares of common stock to four individuals for management services rendered valued at $.02 per share.

Item 2.  Plan Of Operations

The following should be read in conjunction with the Company's consolidated financial statements and notes thereto, included elsewhere within this report.

Overview
--------

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from shareholders and officers of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $15,620 stemming from general and administrative expenditures.

Liquidity
---------

As of March 31, 2002 the Company had total current assets of $4,653 and total liabilities of $6,228


PART II. OTHER INFORMATION

Item 2.  Changes in Securities

On February 8, 2002, the Company issued 1,500,000 common shares pursuant to the terms of three subordinated convertible promissory notes originally dated November 21, 2000. The notes were valued at $5,000 each and were converted at a price of $0.01 per share. Such shares were issued under Section 4(2) of the Securities Act and are subject to Rule 144 of the Act.

On March 4, 2002, the Company issued 350,000 common shares at $0.02 per share, pursuant to Rule 701 of the Securities at for consulting and management services.

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         10.1 Consulting Agreement dated March 4, 2002, between the Company and Thomas Braun

         10.2 Consulting Agreement dated March 4, 2002, between the Company and Peter Braun

         10.3 Consulting Agreement between the Company and Robert Harrison dated March 4, 2002

         10.4. Consulting Agreement between the Company and Anna Trinh dated March 4, 2002

------------------------
         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b)      Reports on Form 8-K filed during the three months ended March 31, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended March 31, 2002.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 6, 2002                                   Oxford Ventures, Inc.

                                                     /s/ Robert Harrison
                                                     ---------------------------
Robert Harrison
                                                     President