Form 10QSB
period 2002-06-30
OXFORD VENTURES INC
filed 2002-08-01
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                        For the transition period from to

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

Condensed Balance Sheet
June 30, 2002 (unaudited) and December 31, 2001.............................3

Condensed Statements of Operations for the three months ended
June 30, 2002 and 2001 (unaudited), and cumulative from
inception on September 17, 1987 through June 30, 2002 (unaudited)...........4

Condensed Statements of Cash Flows for the three months ended
June 30, 2002 and 2001 (unaudited), and cumulative from
inception on September 17, 1987 through June 30, 2002 (unaudited)...........5

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through June 30, 2002 (unaudited).....................6

Notes to Financial Statements (unaudited)...................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures..................................................................10

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               OXFORD VENTURES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS


                                                            June 30,   December 31,
                                                              2002         2001
                                                           ----------   ----------
                                                          (unaudited)
                                       ASSETS
                                       ------

CURRENT ASSETS

  Cash held in trust by related party                      $   2,968    $  12,303
                                                           ----------   ----------


                                                           $   2,968    $  12,303
                                                           ==========   ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------


CURRENT LIABILITIES
  Accrued liabilities                                      $   1,463    $     168
  Shareholder advances                                         5,390        5,390
                                                           ----------   ----------

TOTAL CURRENT LIABLITIES                                       6,853        5,558

SUBORDINATED CONVERTIBLE DEBENTURES                               --       15,000
                                                           ----------   ----------

TOTAL LIABILITIES                                              6,853       20,558
                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 100,000,000 shares
    authorized, 1,903, 276 and 53,276 shares outstanding       1,903           53
  Paid-in capital                                            111,118       90,968
  Contributed capital                                          9,250        8,650
  (Deficit) accumulated during the development stage        (126,156)    (107,926)
                                                           ----------   ----------

          Total Stockholders' Equity (Deficit)                (3,885)      (8,255)
                                                           ----------   ----------

                                                           $   2,968    $  12,303
                                                           ==========   ==========



                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                         3


                                                   OXFORD VENTURES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                                                              CUMMULATIVE
                                                                                                                  FROM
                                                                                                              SEPTEMBER 17,
                                                                                                                  1987
                                                       THREE MONTHS ENDED             SIX MONTHS ENDED        (INCEPTION)
                                                           JUNE 30,                       JUNE 30,                 TO
                                                  ---------------------------   ---------------------------     JUNE 30,
                                                     2002            2001           2002           2001           2002
                                                  ------------   ------------   ------------   ------------   ------------
                                                                                                               (UNAUDITED)
REVENUE                                                                                                       $        --
                                                  ------------   ------------   ------------   ------------   ------------

EXPENSES:
  General and administrative                            2,610            925         18,397          1,879         91,850
  Equity in (loss) of unconsolidated subsidiary                                                                    34,301
  Interest                                                                             (168)                            5
                                                  ------------   ------------   ------------   ------------   ------------

      Total Expenses                                    2,610            925         18,229          1,879        126,156
                                                  ------------   ------------   ------------   ------------   ------------

NET (LOSS)                                        $    (2,610)   $      (925)   $   (18,229)   $    (1,879)   $  (126,156)
                                                  ============   ============   ============   ============   ============

NET (LOSS) PER COMMON SHARE-BASIC                           *    $     (0.02)   $     (0.01)   $     (0.04)
                                                  ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         1,903,276         49,481      1,536,609         49,481
                                                  ============   ============   ============   ============


        *   less than $.01 per share



                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                             4


                                    OXFORD VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                                         (UNAUDITED


                                                                                CUMMULATIVE
                                                                                   FROM
                                                                                SEPTEMBER 17,
                                                                                   1987
                                                           SIX MONTHS ENDED     (INCEPTION)
                                                               JUNE 30,             TO
                                                       -----------------------    JUNE 30,
                                                          2002         2001         2002
                                                       ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            (UNAUDITED)

  Net (loss) from operations                           $ (18,229)   $  (1,879)   $(126,156)
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
       Contributed capital                                   600          600        9,250
       Impairment loss provided by stock issuance                                      500
       Stock issued for services                           7,000                    40,286
       Changes in:
          Trust funds                                      9,334                    (2,968)
          Accrued liabilities                              1,295        1,250        1,463
          Shareholder advances                                                       5,390
                                                       ----------   ----------   ----------

       Net Cash (Used) by Operating Activities                --          (29)     (72,235)
                                                       ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from subordinated convertible debentures           --                    15,000
  Proceeds from sale of common stock                                                57,235
                                                       ----------   ----------   ----------

       Net Cash From Financing Activities                     --                    72,235
                                                       ----------   ----------   ----------


NET INCREASE IN CASH                                          --          (29)          --

CASH, beginning of period                                     --           65           --
                                                       ----------   ----------   ----------

CASH, end of period                                    $      --    $      36    $      --
                                                       ==========   ==========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Subordinated Convertible Debentures
      converted to common stock                        $  15,000                 $  15,000
                                                       ==========                ==========
    Stock issued for shareholder loan reduction
      during 2000                                                                $  13,423
                                                                                 ==========







                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                              5



                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                    (DEFICIT)
                                                                                         ACCUMULATED
                                                                                     DURING THE
                                           COMMON STOCK      PAID-IN   CONTRIBUTED       DEVELOPMENT
                                        --------------------
                                          SHARES     AMOUNT  CAPITAL    CAPITAL       STAGE        TOTAL
                                               ------------   ------------   ------------  ------------  ------------   ------------
(unaudited)
BALANCE, AT INCEPTION                                   --    $        --    $        --   $        --   $        --    $        --
  Stock issued for services                     30,786,970         30,787         30,787
  Reverse stock split 600 for 1                (30,733,239)       (30,733)        30,733                                         --

  Net (loss) for the year                                                                                    (30,787)       (30,787)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 1997                          53,731             54         30,733            --       (30,787)            --
  Stock issued in a private placement
   in August 1998, net of offering
   costs of $5,700                               5,070,000          5,070          4,440                                      9,510
  Net (loss) for the year                                                                                     (9,510)        (9,510)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1998                        5,123,731          5,124         35,173            --       (40,297)            --

  Net (loss) for the year                                                                                    (12,050)       (12,050)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1999                        5,123,731          5,124         35,173            --       (52,347)       (12,050)

 Stock issued at $.01, October 12, 2000          4,772,390          4,772         42,952                                     47,724
 Contributed capital                                                                            3,700                         3,700
 Net (loss) for the year                                                                                    (45,751)        (45,751)
                                               -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31,2000 (UNAUDITED)            9,896,121          9,896         78,125         3,700       (98,098)        (6,377)
(AUDITED)
Stock issued November 15, 2001 to
 acquire subsidiary company                        500,000            500                                                       500
Stock issued for services at $.01
  on November 15, 2001                             250,000            250          2,250                                      2,500
 Contributed capital                                                                             4,950                        4,950
 Reverse stock split, 200 for 1
  January 4, 2002                              (10,592,845)       (10,593)        10,593            --
 Net (loss) for the year                                                                                      (9,828)        (9,828)
                                               ------------   ------------   ------------  ------------  ------------   ------------


BALANCE, DECEMBER 31, 2001 (AUDITED)                53,276             53         90,968         8,650      (107,926)        (8,255)
(UNAUDITED)
Conversion of subordinated convertible
   debentures on February 8, 2002, at
   $.01 per share                                1,500,000          1,500         13,500                                     15,000
Stock issued for services at $.02 per
  share on March 4, 2002                           350,000            350          6,650                                      7,000
 Contributed capital                                                                               300                          300
 Net (loss) for the quarter                                                                                  (15,620)       (15,620)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, MARCH 31, 2002 (UNAUDITED)              1,903,276    $     1,903    $   111,118   $     8,950   $  (123,546)   $    (1,575)
 Contributed capital                                                                               300                          300
 Net (loss) for the quarter                                                                                   (2,610)        (2,610)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, JUNE 30, 2002 (UNAUDITED)               1,903,276    $     1,903    $   111,118   $     9,250   $  (126,156)   $    (3,885)
                                               ============   ============   ============  ============  ============   ============







                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                  6


Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note 3. SECURTIES FILINGS REQUIRED

The Company's filing on Form 10-SB became effective in 2002, requiring it to file periodic and annual reports pursuant to the regulations under the Securities Exchange Act of 1934.

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

Plan of Operation
-----------------

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders and/or management, who have financed its existence to date. Management of the Company believes that its shareholders and/or management will continue to provide the finances the Company requires, without the need to raise additional capital. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,610 stemming from general and administrative expenditures.

Liquidity
---------

As of June 30, 2002 the Company had total current assets of $2,968 and total liabilities of $6,853


PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)

3.2      By-laws of the Registrant (1)

         ________________________________

         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b)      Reports on Form 8-K filed during the three months ended June 30, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 2002                            Oxford Ventures, Inc.

                                                 /s/ Robert Harrison
                                                 ------------------------------
                                                 Robert Harrison
                                                 President