Form 10QSB
period 2002-09-30
OXFORD VENTURES INC
filed 2002-11-14
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,903,276 as of
                                November 1, 2002

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Balance Sheet
September 30, 2002 (unaudited) and December 31, 2001.........................3

Condensed Statements of Operations for the three and six months ended September 30, 2002 and 2001 (unaudited), and cumulative from inception on September 17, 1987 through September 30, 2002 (unaudited).......4

Condensed Statements of Cash Flows for the nine months ended
September 30, 2002 and 2001 (unaudited), and cumulative from inception on September 17, 1987 through September 30, 2002 (unaudited).......5

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through September 30, 2002 (unaudited).................6

Notes to Financial Statements (unaudited)....................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...........8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................9

Signatures...................................................................10


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   OXFORD VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS

                                                               September 30,    December 31,
                                                                   2002            2001
                                                                 ----------      ----------
                                                                 (unaudited)
                                ASSETS
                           -----------------
CURRENT ASSETS

  Cash held in trust by related party                            $   2,733       $  12,303
                                                                 ----------      ----------

                                                                 $   2,733       $  12,303
                                                                 ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Accrued liabilities                                            $   2,088       $     168
  Shareholder advances                                               5,390           5,390
                                                                 ---------       ---------

TOTAL CURRENT LIABLITIES                                             7,478           5,558

SUBORDINATED CONVERTIBLE DEBENTURES                                     --          15,000
                                                                 ----------      ----------

TOTAL LIABILITIES                                                    7,478          20,558
                                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 100,000,000 shares
        authorized, 1,903, 276 and 53,276 shares outstanding         1,903              53
     Paid-in capital                                               111,118          90,968
     Contributed capital                                             9,550           8,650
    (Deficit) accumulated during the development stage            (127,316)       (107,926)
                                                                 ----------      ----------

          Total Stockholders' Equity (Deficit)                      (4,745)         (8,255)
                                                                 ----------      ----------

                                                                 $   2,733       $  12,303
                                                                 ==========      ==========


                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                             OXFORD VENTURES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                                                                                                      CUMMULATIVE
                                                                                                                          FROM
                                                                                                                      SEPTEMBER 17,
                                                                                                                          1987
                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED              (INCEPTION)
                                                       SEPTEMBER 30,                      SEPTEMBER 30,                    TO
                                              ------------------------------      ------------------------------      SEPTEMBER 30,
                                                  2002              2001              2002              2001              2002
                                              ------------      ------------      ------------      ------------      ------------
                                                                                                                       (UNAUDITED)
REVENUE                                       $        --       $        --       $        --       $        --       $        --
                                              ------------      ------------      ------------      ------------      ------------

EXPENSES:
      General and administrative                    1,160               925            19,557             2,804            93,010
      Equity in (loss) of unconsolidated
        subsidiary                                     --                --                --                --            34,301
      Interest                                         --                --              (168)               --                 5
                                              ------------      ------------      ------------      ------------      ------------

        Total Expenses                              1,160               925            19,389             2,804           127,316
                                              ------------      ------------      ------------      ------------      ------------

NET (LOSS)                                    $    (1,160)      $      (925)      $   (19,389)      $    (2,804)      $  (127,316)
                                              ============      ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE-BASIC                       *       $     (0.02)      $     (0.01)      $     (0.06)
                                              ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    1,903,276            49,481         1,658,832            49,481
                                              ============      ============      ============      ============


*   less than $.01 per share


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        OXFORD VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)




                                                                                   CUMMULATIVE
                                                                                      FROM
                                                                                   SEPTEMBER 17,
                                                                                       1987
                                                           NINE MONTHS ENDED        (INCEPTION)
                                                             SEPTEMBERE 30,              TO
                                                       -------------------------    SEPTEMBER 30,
                                                          2002           2001           2002
                                                       ----------     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (UNAUDITED)

      Net (loss) from operations                        $(19,389)      $ (2,804)      $(127,316)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
          Contributed capital                                900            900           9,550
          Impairment loss provided by stock issuance                                        500
          Stock issued for services                        7,000                         40,286
          Changes in:
                 Trust funds                               9,569                         (2,733)
                 Accrued liabilities                       1,920           1875           2,088
                 Shareholder advances                                                     5,390
                                                       ----------     ----------    ------------

          Net Cash (Used) by Operating Activities              -            (29)        (72,235)
                                                       ----------     ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures         -                         15,000
     Proceeds from sale of common stock                                                  57,235
                                                       ----------     ----------    ------------

          Net Cash From Financing Activities                   -                         72,235
                                                       ----------     ----------    ------------


NET INCREASE IN CASH                                           -            (29)              -

CASH, beginning of period                                      -             65               -
                                                       ----------     ----------    ------------

CASH, end of period                                    $       -      $      36     $         -
                                                       ==========     ==========    ============


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
          Subordinated Convertible Debentures
            converted to common stock                   $ 15,000                       $ 15,000
                                                       ==========                   ============
          Stock issued for shareholder loan reduction
            during 2000                                                                $ 13,423
                                                                                    ============

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                             OXFORD VENTURES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                          COMMON STOCK                                    DURING THE
                                                   --------------------------    PAID-IN    CONTRIBUTED  DEVELOPMENT
                                                      SHARES        AMOUNT       CAPITAL      CAPITAL       STAGE          TOTAL
                                                   ------------  ------------  ------------ ------------ ------------  ------------
(unaudited)
BALANCE, AT INCEPTION                                       --   $        --   $        --  $        --  $        --   $        --
  Stock issued for services                         30,786,970        30,787            --                                  30,787
  Reverse stock split 600 for 1                    (30,733,239)      (30,733)       30,733           --           --            --

  Net (loss) for the year                                   --            --            --           --      (30,787)      (30,787)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 1997                              53,731            54        30,733           --      (30,787)           --
  Stock issued in a private placement
   in August 1998, net of offering-
   costs of $5,700                                   5,070,000         5,070         4,440           --           --         9,510
  Net (loss) for the year                                   --            --            --           --       (9,510)       (9,510)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 1998                           5,123,731         5,124        35,173           --      (40,297)           --

  Net (loss) for the year                                   --            --            --           --      (12,050)      (12,050)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 1999                           5,123,731         5,124        35,173           --      (52,347)      (12,050)
 Stock issued at $.01, October 12, 2000              4,772,390         4,772        42,952           --           --        47,724
 Contributed capital                                        --            --            --        3,700           --         3,700
 Net (loss) for the year                                    --            --            --           --      (45,751)      (45,751)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31,2000 (UNAUDITED)                9,896,121         9,896        78,125        3,700      (98,098)       (6,377)
(AUDITED)
Stock issued November 15, 2001 to
 acquire subsidiary company                            500,000           500            --           --           --           500
Stock issued for services at $.01
  on November 15, 2001                                 250,000           250         2,250           --           --         2,500
 Contributed capital                                        --            --            --        4,950           --         4,950
 Reverse stock split, 200 for 1
  January 4, 2002                                  (10,592,845)      (10,593)       10,593           --           --            --
 Net (loss) for the year                                    --            --            --           --       (9,828)       (9,828)
                                                   ------------  ------------  ------------ ------------ ------------  ------------


BALANCE, DECEMBER 31, 2001 (AUDITED)                    53,276            53        90,968        8,650     (107,926)       (8,255)
(UNAUDITED)
Conversion of subordinated convertible debentures
   on February 8, 2002, at $.01 per share            1,500,000         1,500        13,500           --           --        15,000
Stock issued for services at $.02 per share
  on March 4, 2002                                     350,000           350         6,650           --           --         7,000
 Contributed capital                                                                                300           --           300
 Net (loss) for the quarter                                 --            --            --           --      (15,620)      (15,620)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, MARCH 31, 2002 (UNAUDITED)                  1,903,276   $     1,903   $   111,118  $     8,950  $  (123,546)  $    (1,575)
 Contributed capital                                        --            --            --          300           --           300
 Net (loss) for the quarter                                 --            --            --           --       (2,610)       (2,610)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, JUNE 30, 2002 (UNAUDITED)                   1,903,276         1,903       111,118        9,250     (126,156)       (3,885)
 Contributed capital                                        --            --            --          300           --           300
 Net (loss) for the quarter                                 --            --            --           --       (1,160)       (1,160)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, SEPTEMBER 30, 2002 (UNAUDITED)              1,903,276   $     1,903   $   111,118  $     9,550  $  (127,316)  $    (4,745)
                                                   ============  ============  ============ ============ ============  ============


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $1,160 stemming from general and administrative expenditures.

Liquidity
---------

As of September 30, 2002 the Company had total current assets of $2,733 and total liabilities of $7,478


PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant (1)
         99.1     Sec. 906 Certification of CEO
         99.2     Sec. 906 Certification of CFO

         --------------------------------------------

         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b) Reports on Form 8-K filed during the three months ended September 30, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2002                             Oxford Ventures, Inc.

                                                     /s/ Robert Harrison
                                                     ---------------------------
                                                     Robert Harrison
                                                     President