Form 10KSB
period 2002-12-31
OXFORD VENTURES INC
filed 2003-03-31
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                         Commission file number: 0-49670

                              OXFORD VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                           n/a
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

                 1481 Barrow Street, North Vancouver, BC V7J 1B6
                    (Address of principal executive offices)

                                 (604) 986-6869
                          (Issuer's telephone number)

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002. $[______]

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 31, 2002. 1,903,276

                              OXFORD VENTURES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1. Business...............................................................3

Item 2. Properties.............................................................9

Item 3. Legal Proceedings.....................................................10

Item 4. Submission of Matters of a Vote of Security Holders...................10

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters...............................................................10

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation....................................11

Item 7. Financial Statements and Supplementary Data...........................13

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................................13

                                    Part III

Item 9. Directors and Executive Officers of the Registrant....................13

Item 10. Executive Compensation...............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management.......15

Item 12. Certain Relationships and Related Transactions.......................16

                                     Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.......16

Signatures ...................................................................17

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------

Oxford Ventures, Inc. (hereinafter "The Company"), a development stage company, was incorporated in September 17, 1987 under the laws of the State of Nevada, under the name Casinos of the World, Inc, having the stated purpose of engaging in any lawful practice or activity. Its Articles of Incorporation provided for authorized capital of twenty five hundred common shares of no par value.

On December 17, 1990, the shareholders of the Company approved amendment of the Articles of Incorporation, changing the authorized capital stock of the Company to twenty five million shares of common stock at $0.001 par value. The amended Articles also added Rights and Powers to shareholders and directors not previously stated in the original Articles.

On April 16, 1993, the shareholders of the Company approved amendment to the Articles of Incorporation, changing the name of the Company to Clean Way Corporation and changing the authorized capital stock of the Company to one hundred million common shares at $0.001 par value.

On August 19, 1999, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing the name of the Company to Trader Secrets.com, Inc.

On February 2, 2000, the Company entered into a Stock Acquisition Agreement with National Lighting Corp, an Internet company incorporated in British Columbia, Canada. National Lighting Corp. became a wholly owned subsidiary of the Company and changed its name to VOIP Technology Inc., with the intent of providing user services in the Internet telephony business.

On March 13, 2000, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing the name of the Company to VOIP Technology, Inc. The Company's name was changed with the intended purpose of developing voice over the internet protocol technologies through its wholly owned subsidiary. After development of a business plan and efforts to develop the business failed, all efforts were abandoned in 2001. At that time the Company was unable to obtain the necessary customer contracts for its product and was unable to obtain the necessary financing, therefore was unable to operate.

On February 8, 2002, the Company sold all of the shares the Company held in its wholly owned subsidiary.

The Company has never engaged in an active trade or business and has never been able to move beyond the development stage since inception. The Company charter was suspended (subject to reinstatement) by the State of Nevada in September 2001 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on January 30, 2002, upon payment of all past due fees and costs.

On January 30, 2002, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing the name of the Company to Oxford Ventures, Inc. The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The Company is voluntarily filing its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. When the registration statement becomes effective, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting new business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company's principal executive offices are located at: 1481 Barrow Street, North Vancouver, BC, V7J 1B6.

Business of Issuer
------------------

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities
---------------------------------

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

The Company did engage Peter Braun in the past as a consultant for this purpose. Dr. Braun was later appointed Secretary of the Company and will continue to seek out potential acquisition candidates in his capacity as officer of the Company. The Company has not engaged any other consultants nor does it currently have any other prospective consultants for these purposes. The Company does not intend to restrict its search to any specific entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, and will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status and its concomitant lack of assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be subject to available exemptions, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a possibility that the Company might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Possible Blank Check Company Status
-----------------------------------

While the Company may be deemed a "shell" company at this time, it does not constitute a "blank check" company under pertinent securities law standards. Accordingly, the Company is not subject to securities regulations imposed upon companies deemed to be "blank check companies." If the Company were to file a registration statement under Securities Act of 1933 and, at such time, priced its shares at less than $5.00 per share and continued to have no specific business plan, it would then be classified as a blank check company.

If in the future the Company were to become a blank check company, adverse consequences could attach to the Company. Such consequences can include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the additional steps required to comply with various federal and state laws enacted for the protection of investors, including so-called "lockup" agreements pending consummation of a merger or acquisition that would take it out of blank check company status.

Many states have statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the companies securities or to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. In the event the Company undertakes the filing of a registration statement under circumstances that classifies it as a blank check company the provisions of Rule 419 and other applicable provisions will be complied with.

Rights of Shareholders
----------------------

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholder's would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition
-----------

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

The Company is currently using as its principal place of business the office of its President located North Vancouver, B.C.

The value of the use of the Company's facilities provided by management is estimated at $100/month. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Industry Segments
-----------------

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB, for a report of the Company's operating history for the past two fiscal years.

ITEM 2.  PROPERTIES

The information required by this Item 3 is not applicable to this Form 10-SB due to the fact that the Company does not own or control any material property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the OTC Bulletin Board under the stock symbol OXFV.

The Company's Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

At December 31, 2002 there were 74 holders of record of the Company's Common Stock and the Company has issued and outstanding 10,646,121 shares of Common Stock. A reverse 200-for-1 stock split occurred on January 30, 2002, decreasing the number of shares held by existing shareholders to a total of 53, 276 issued and outstanding shares. Of these shares 25,424 are free trading and 27,852 are restricted. On February 8, 2002 the Company issued 1,500,000 shares pursuant to the terms of three subordinated notes. Such shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy
---------------

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview
--------

The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from shareholders and officers of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

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

As of the date hereof, the Company has only engaged in one agreement to use outside consultants in search for business opportunities. The Company signed a consulting agreement with Peter Braun on November 15, 2001, and agreed to pay Dr. Braun 250,000 (1,250 current equivalent) common shares for his services. The Company has not made any other arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-10.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                               Age                      Position
----                               ---                      --------

Robert Harrison                     49            President, Treasurer, Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships. None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Robert Harrison
President, Treasurer, and sole Director (as of January 13, 2000)
----------------------------------------------------------------

For the past five years Robert Harrison has been self employed as the owner and operator of Harrison Performance Engineering, a business which offers services in diagnosis, manufacturing, development, and engineering in all mechanical fields. A number of these pursuits have resulted in world records and patents. Mr. Harrison is responsible for all areas of project management, from employee selection to direct application of ideas.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any further compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Company's common stock known by the Company based upon 1,903,276 shares outstanding at December 31, 2002.

Title of        Name and Address of          Amount of Beneficial      Percent
Class           Beneficial Owner             Interest                  of Class
--------------------------------------------------------------------------------

Common          Robert Harrison                     600,600             31.6%
                1481 Barrow Street
                North Vancouver, BC  V7J 1B6

Common          Thomas Braun                        600,000             31.5%
                Suite 309, 837 West Hastings St.
                Vancouver, BC  V6C 3N6

                Joe D'Ovidio                        500,000             26.3%
                3002 Kitchener Street
                Vancouver, BC  V7J 1B6

                Peter Braun                         101,250              5.3%
                11789 - 79A Avenue
                Delta, BC  V4C 1V7

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2002.

Title of                                          Amount of             Percent
Class    Name and Address         Title           Beneficial Interest   of Class
--------------------------------------------------------------------------------

Common   Robert Harrison          President        600,600               31.6%
                                  Secretary
                                  Director

Total as a group                                   600,600               31.6%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 4, 2002, Robert Harrison, the president of the Company, Peter Braun, the Secretary of the Company, and Thomas Braun, the Company's attorney were each issued 100,000 common shares pursuant to Consulting Agreements.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2001 are filed as part of this report.

         (1) Financial statements of Oxford Ventures, Inc.

                                                                            Page

Independent Auditor's Report for year ended December 31, 2002................F-1

Balance Sheet at end of December 31, 2002....................................F-2

Statement of Losses for the years ended of December 31, 2002 and 2001........F-3

Statement of Deficiency in Stockholders' Equity for the years ended
  December 31, 2002 and 2001.................................................F-4

Statement of Cash Flows for the years ended December 31, 2002 and 2001.......F-5

Notes to Financial Statements................................................F-6


         (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1.1 (a)      Articles of Incorporation dated September 17, 1987
3.1.2 (a)      Articles of Amendment dated December 17, 1990
3.1.3 (a)      Articles of Amendment dated April 16, 1993
3.1.4 (a)      Articles of Amendment dated August 19, 1999
3.1.5 (a)      Articles of Amendment dated March 13, 2000
3.1.6 (a)      Articles of Amendment dated January 30, 2002
3.2 (a)        Bylaws
99.1           Section 906 Certification of CEO
99.2           Section 906 Certification of CFO
__________________

(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

b) Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 27, 2003              OXFORD VENTURES, INC.


                                     By: /s/ Robert Harrison
                                         ---------------------------------
                                         Robert Harrison
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Harrison               Director                   March 27, 2003
-------------------------
Robert Harrison

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OXFORD VENTURES, INC.
NORTH VANCOUVER, BC

We have audited the accompanying balance sheet of Oxford Ventures, Inc., Inc. (a Nevada corporation in the development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Ventures, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. The Company has incurred losses since inception and has a negative working capital and a deficit in stockholders' equity. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Braverman & Company, P.C.

Braverman & Company, P.C.
Prescott, Arizona
February 10, 2003

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002




                                     ASSETS


CURRENT ASSETS- cash held in trust by related party                   $     989
                                                                      ----------


                                                                      $     989
                                                                      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES
  Accounts payable                                                    $     503
  Accrued payroll                                                         2,500
  Shareholder advances                                                    5,389
                                                                      ----------

TOTAL CURRENT LIABLITIES                                                  8,392
                                                                      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 100,000,000 shares
    authorized, 1,903,276 issued and outstanding                          1,903
  Paid-in capital                                                       111,118
  Contributed capital                                                     9,850
  (Deficit) accumulated during the development stage                   (130,274)
                                                                      ----------

          Total Stockholders' Equity (Deficit)                           (7,403)
                                                                      ----------

                                                                      $     989
                                                                      ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                     OXFORD VENTURES, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS


                                                                                 CUMMULATIVE
                                                                                    FROM
                                                                                 SEPTEMBER 17,
                                                                                    1987
                                                        FOR THE YEARS ENDED      (INCEPTION)
                                                            DECEMBER 31,             TO
                                                   ---------------------------   DECEMBER 31,
                                                       2002           2001           2002
                                                   ------------   ------------   ------------
                                                                                  (UNAUDITED)
REVENUE                                            $        --    $        --    $        --
                                                   ------------   ------------   ------------

EXPENSES:
   General and administrative                           22,516          9,660         95,968
   Equity in (loss) of unconsolidated subsidiary            --             --         34,301
     interest                                             (168)           168              5
                                                   ------------   ------------   ------------

          Total Expenses                                22,348          9,828        130,274
                                                   ------------   ------------   ------------

NET (LOSS)                                         $   (22,348)   $    (9,828)   $  (130,274)
                                                   ============   ============   ============

NET (LOSS) PER COMMON SHARE-BASIC                  $     (0.01)   $     (0.20)
                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         1,719,943         50,106
                                                   ============   ============








                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                              F-3



                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                   (DEFICIT)
                                                                                         ACCUMULATED
                                                                                    DURING THE
                                          COMMON STOCK      PAID-IN   CONTRIBUTED        DEVELOPMENT
                                       ---------------------
                                         SHARES     AMOUNT  CAPITAL    CAPITAL       STAGE          TOTAL
                                       -------------   -------------   -------------   -------------   -------------   -------------
(unaudited)
BALANCE, AT INCEPTION                            --    $         --    $         --    $         --    $         --    $         --
  Stock issued for services              30,786,970          30,787                                                          30,787
  Reverse stock split 600 for 1         (30,733,239)        (30,733)         30,733                                              --

  Net (loss) for the year                                                                                   (30,787)        (30,787)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 1997                   53,731              54          30,733              --         (30,787)             --
  Stock issued in a private placement
   in August 1998, net of offering
   costs of $5,700                        5,070,000           5,070           4,440                                           9,510
  Net (loss) for the year                                                                                    (9,510)         (9,510)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,1998                 5,123,731           5,124          35,173              --         (40,297)             --

  Net (loss) for the year                                                                                   (12,050)        (12,050)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,1999                 5,123,731           5,124          35,173              --         (52,347)        (12,050)

 Stock issued at $.01, October 12         4,772,390           4,772          42,952                                          47,724
 Contributed capital                          3,700                                           3,700
 Net (loss) for the year                                                                                    (45,751)        (45,751)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,2000 (UNAUDITED)     9,896,121           9,896          78,125           3,700         (98,098)         (6,377)
(AUDITED)
Stock issued November 15 to
 acquire subsidiary company                 500,000             500                                                             500
Stock issued for services at $.01
  on November 15                            250,000             250           2,250                                           2,500
 Contributed capital                                                                          4,950                           4,950
 Reverse stock split, 200 for 1
  January 4, 2002                       (10,592,845)        (10,593)         10,593                                              --
 Net (loss) for the year                                                                                     (9,828)         (9,828)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2001                   53,276              53          90,968           8,650        (107,926)         (8,255)

Conversion of subordinated
  convertible debentures on
  February 8, 2002, at $.01
  per sharE                               1,500,000           1,500          13,500                                          15,000
Stock issued for services at
  $.02 per share on March 4, 2002           350,000             350           6,650                                           7,000
 Contributed capital                                                                          1,200                           1,200
 Net (loss) for the year                                                                                    (22,348)        (22,348)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31, 2002                1,903,276    $      1,903    $    111,118    $      9,850    $   (130,274)   $     (7,403)
                                       =============   =============   =============   =============   =============   =============






                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                    OXFORD VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS


                                                                                CUMMULATIVE
                                                                                   FROM
                                                                                SEPTEMBER 17,
                                                                                   1987
                                                          FOR THE YEARS ENDED   (INCEPTION)
                                                              DECEMBER 31,         TO
                                                       -----------------------   DECEMBER 31,
                                                          2002         2001        2002
                                                       ----------   ----------   ----------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) from operations                          $ (22,348)   $  (9,828)   $(130,274)
   Adjustments to reconcile net (loss) to net
     cash used by operating activities:
          Contributed capital                              1,200        4,950        9,850
          Impairment loss provided by stock issuance                      500          500
          Stock issued for services                        7,000        2,500       40,285
          Changes in:
               Trust funds                                11,313      (12,303)        (989)
               Accounts payable                              503       (1,070)         503
               Accrued liabilities                         2,332          168        2,500
               Shareholder advances                                        18        5,389
                                                       ----------   ----------   ----------

           Net Cash (Used) by Operating Activities             0      (15,065)     (72,236)
                                                       ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subordinated convertible debentures          --       15,000       15,000
   Shareholder loans                                                                10,084
   Proceeds from sale of common stock                                               47,151
                                                       ----------   ----------   ----------

          Net Cash From Financing Activities                  --       15,000       72,235
                                                       ----------   ----------   ----------


NET INCREASE IN CASH                                           0          (65)          --

CASH, beginning of period                                     --           65           --
                                                       ----------   ----------   ----------

CASH, end of period                                    $      --    $      --    $      --
                                                       ==========   ==========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Stock issued for loan reductions                  $  15,000                 $  25,084
                                                       ==========                ==========






                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                             F-5

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY
-------
Oxford Ventures, Inc. (the Company) formerly Casinos of The World, Inc., Clean Way Corporation, Trader Secrets, Com, and VOIP Technology, Inc. is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed on September 17, 1987. Since inception it has had no operations. The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Its year-end is December 31.

BASIS OF PRESENTATION
---------------------
Although the Company owned 100 percent of a Canadian corporation as of December 31, 2001, the accompanying financial statements for 2001included the subsidiary on an unconsolidated basis, as provided by Financial Accounting Standards Board Opinion number 94, since its control was considered temporary. All of the shares of NLC were returned to its former owners on February 7, 2002. Accordingly, the loss of the investment in the subsidiary is included in the results of operations for the year 2001 on the equity basis of accounting.

All references herein to common stock are on a 200 for 1 post-split basis.

GOING CONCERN
-------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES
------------
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, the majority of expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2002, approximately $85,000 of accumulated deductible expenses incurred since inception will be deferred as start-up costs. The balance of $35,000, due to the loss of a subsidiary's operations, principally in 2000, represents a loss carry-forward which expires in 2020, if not utilized. The total deferred tax benefit for tax purposes is $24,000 as of December 31, 2002 of which $4,000

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

originated in 2002 and $1,000 in 2001. A valuation allowance of approximately $24,000 for all tax benefits has been provided through December 31, 2002, since there is no assurance of future taxable income at the present time, in the opinion of management.

LOSS PER COMMON SHARE
---------------------
Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share".

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
-----------------------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - CONTRIBUTED CAPITAL

Contributed capital since 1999 of $9,850 consists of management services of $6,250 and office expenses of $3,600 contributed by management, based on their respective fair values.

NOTE 3 -SUBORDINATED CONVERTIBLE DEBENTURES

In November 2001, the Company issued 3 subordinated convertible debentures totaling $15,000, convertible into a total of 1,500,000 shares of the Company's common stock. Interest at 10 percent per annum was payable quarterly beginning March 31, 2002. All proceeds and some funds previously received as loans were transferred to a non-interest bearing trust account maintained by a law firm whose principal owner is a consultant for the Company. As of December 31, 2002, the trust fund balance was $989.

On February 8, 2002, all of the subordinated convertible debentures were converted into 1,500,000 shares of the Company's $.001 par value common stock at a value of $.01 per share, and accrued interest of $168 was forgiven.

NOTE 4 - SHAREHOLDER ADVANCES

In January 2000, the president/shareholder/sole director of the Company advanced on a non-interest bearing and unsecured basis, a total of $5,373 to the Company. As of December 31, 2002, the total loan was $5,389. No repayment of any principal, which is due on demand, has been made.

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN SUBSIDIARY

During fiscal year 2000, the Company sold 3,435,600 shares of its $.001 par value common stock for $34,301 to finance the proposed operations National Lighting Corp. (NLC), prior to its acquisition in 2001. In November 2001, the Company issued 500,000 shares of its $.001 par value common stock valued at $500, in exchange for all of the outstanding common stock of NLC, which became a wholly-owned subsidiary, as agreed to in the stock acquisition agreement of February 2, 2000. An additional 5,000,000 shares of the Company's $.001 par value common stock were reserved for issuance through December 31, 2001, in connection with an earn-out arrangement; however, no additional shares were earned as of that date. The Investment made in the subsidiary of $500 was considered totally impaired as of December 31, 2001, and was written off, and included in the results of operations in 2001.

On February 7, 2002, all of the shares of NLC owned by the Company were returned to its former owners for $1, thereby dissolving the ownership of NLC by the Company. The Company's shares previously issued in connection with the acquisition were retained by the former owners of NLC.

NOTE 6 - RELATED PARTY TRANSACTIONS

The following disclosures are in addition to related party disclosures appearing elsewhere in these footnotes to financial statements.

ACQUISITION OF SUBSIDIARY
-------------------------

The president of the Company received 600 shares of the Company's $.001 par value common stock at a value of $.01 per share, in connection with the acquisition of the subsidiary discussed above.

SUBORDINATED CONVERTIBLE DEBENTURES
-----------------------------------

Two of the three lenders were parties related to the Company. One is the president and sole director of the Company. The other is a company whose owner is the father of the consultant to the Company whose law firm maintains the trust funds for the debenture proceeds. The father received 1,250 shares valued at $2,500 for services to be provided over a 6-month period commencing November 15, 2001.

NOTE 7 - STOCK SPLIT

On January 4, 2002, the Board of Directors approved a 200 for 1 reverse stock split, the effect of which has been included in the accompanying financial statements, including the calculation of loss per share on a comparative basis.