Form 10KSB/A
period 2002-12-31
OXFORD VENTURES INC
filed 2003-05-02
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Item 14. Controls and Procedures..............................................17

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

Exhibit
Number            Description of Document
------            -----------------------

3.1.1 (a)      Articles of Incorporation dated September 17, 1987
3.1.2 (a)      Articles of Amendment dated December 17, 1990
3.1.3 (a)      Articles of Amendment dated April 16, 1993
3.1.4 (a)      Articles of Amendment dated August 19, 1999
3.1.5 (a)      Articles of Amendment dated March 13, 2000
3.1.6 (a)      Articles of Amendment dated January 30, 2002
3.2 (a)        Bylaws
99.1           Section 906 Certification of CEO
99.2           Section 906 Certification of CFO
------------------

(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

b) Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.

Item 17.  Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002 the date of their most evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


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

/s/ Robert Harrison               Director                   March 27, 2003
-------------------------
Robert Harrison

CERTIFICATIONS

I, Robert Harrison, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Oxford
         Ventures, Inc.;

2. Based on my knowledge, this annaul report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : May 1, 2003


/s/ Robert Harrison
-------------------
Robert Harrison
President

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

/s/ Braverman & Company, P.C.
-----------------------------
Braverman & Company, P.C.
Prescott, Arizona
February 10, 2003

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

                                                                             F-4



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