Form 10QSB
period 2003-03-31
OXFORD VENTURES INC
filed 2003-05-14
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                         Commission file number 0-49670

                              OXFORD VENTURES, INC.
        (Exact name of small business issuer as specified in its charter

                NEVADA                                      n/a
(State or other jurisdiction of              (IRS Employment Identification No.)
 incorporation or organization)

                 1481 Barrow Street, North Vancouver, BC V7J 1B6
                    (Address of principal executive offices)

                                 (604) 986-6869
                           (Issuer's telephone number)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,903,276 as of May 1, 2003

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

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

Condensed Statements of Operations for the three months ended
March 31, 2003 and 2002 (unaudited), and cumulative from
inception on September 17, 1987 through March 31, 2003 (unaudited)............4

Condensed Statements of Cash Flows for the three months ended
March 31, 2003 and 2002 (unaudited), and cumulative from
inception on September 17, 1987 through March 31, 2003 (unaudited)............5

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through March 31, 2003 (unaudited)......................6

Notes to Financial Statements (unaudited).....................................7

Item 2. Management's Discussion and Analysis or Plan of Operation.............8

Item 3. Controls and Procedures...............................................9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................9

Signatures....................................................................10

Certifications................................................................10


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                           March 31,      December 31,
                                                             2003            2002
                                                          ----------      ----------
                                                          (unaudited)
                                 ASSETS
                                 ------
CURRENT ASSETS

CURRENT ASSETS- cash held in trust by related party       $     989       $     989
                                                          ----------      ----------


                                                          $     989       $     989
                                                          ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES
  Accounts payable                                        $     445       $     503
  Accrued payroll                                             3,125           2,500
  Shareholder advances                                        5,679           5,389
                                                          ----------      ----------

TOTAL CURRENT LIABLITIES                                      9,249           8,392
                                                          ----------      ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 100,000,000 shares
        authorized, 1,903,276 shares outstanding              1,903           1,903
     Paid-in capital                                        111,118         111,118
     Contributed capital                                     10,150           9,850
    (Deficit) accumulated during the development stage     (131,431)       (130,274)
                                                          ----------      ----------

          Total Stockholders' Equity (Deficit)               (8,260)         (7,403)
                                                          ----------      ----------

                                                          $     989       $     989
                                                          ==========      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                             OXFORD VENTURES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                                            CUMMULATIVE
                                                                                                FROM
                                                                                            SEPTEMBER 17,
                                                                                                1987
                                                              THREE MONTHS ENDED             (INCEPTION)
                                                                   MARCH 31,                      TO
                                                         -----------------------------         MARCH 31,
                                                             2003              2002              2003
                                                         ------------      ------------      ------------
                                                                                             (UNAUDITED)
REVENUE                                                  $        --       $        --       $        --
                                                         ------------      ------------      ------------

EXPENSES:
      General and administrative                               1,157            15,788            97,125
      Equity in (loss) of unconsolidated subsidiary               --                --            34,301
      interest                                                    --              (168)                5
                                                         ------------      ------------      ------------

          Total Expenses                                       1,157            15,620           131,431
                                                         ------------      ------------      ------------

NET (LOSS)                                               $    (1,157)      $   (15,620)      $  (131,431)
                                                         ============      ============      ============

NET (LOSS) PER COMMON SHARE-BASIC                              *           $     (0.01)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                               1,268,851         1,169,943
                                                         ============      ============


* less than $.01 per share



                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                        OXFORD VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                                        CUMMULATIVE
                                                                                           FROM
                                                                                        SEPTEMBER 17,
                                                                                           1987
                                                              THREE MONTHS ENDED        (INCEPTION)
                                                                   MARCH 31,                 TO
                                                            ------------------------       MARCH 31,
                                                              2003           2002           2003
                                                            ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (UNAUDITED)
      Net (loss) from operations                            $ (1,157)     $ (15,620)     $(131,431)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
           Contributed capital                                   300            300         10,150
           Impairment loss provided by stock issuance                                          500
           Stock issued for services                                          7,000         40,286
           Changes in:
                  Trust funds                                                  7650           (989)
                  Accounts payable                               (58)                          445
                  Accrued payroll                                625            670          3,125
                  Shareholder advances                           290                         5,679
                                                            ---------      ---------      ---------

           Net Cash (Used) by Operating Activities                (0)             0        (72,235)
                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures            --             --         15,000
     Proceeds from sale of common stock                                                     57,235
                                                            ---------      ---------      ---------

           Net Cash From Financing Activities                     --             --         72,235
                                                            ---------      ---------      ---------


NET INCREASE IN CASH                                              --              0             --

CASH, beginning of period                                         --             65             --
                                                            ---------      ---------      ---------

CASH, end of period                                         $     --       $     65       $     --
                                                            =========      =========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Common stock issued for loan reductions                                 $ 15,000       $ 25,084
                                                                           =========      =========

                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       OXFORD VENTURES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                          COMMON STOCK                                   DURING THE
                                                   --------------------------    PAID-IN   CONTRIBUTED   DEVELOPMENT
                                                      SHARES        AMOUNT       CAPITAL      CAPITAL       STAGE        TOTAL
                                                   ------------  ------------  ------------ ------------ ------------  ------------
(unaudited)
BALANCE, AT INCEPTION                                       --   $        --   $        --  $        --  $        --   $        --
  Stock issued for services                         30,786,970        30,787        30,787
  Reverse stock split 600 for 1                    (30,733,239)      (30,733)       30,733           --           --            --

  Net (loss) for the year                                   --            --            --           --      (30,787)      (30,787)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 1997                              53,731            54        30,733           --      (30,787)           --
  Stock issued in a private placement
   in August 1998, net of offering
   costs of $5,700                                   5,070,000         5,070         4,440           --           --         9,510
  Net (loss) for the year                                   --            --            --           --       (9,510)       (9,510)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31,1998                            5,123,731         5,124        35,173           --      (40,297)           --

  Net (loss) for the year                                   --            --            --           --      (12,050)      (12,050)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31,1999                            5,123,731         5,124        35,173           --      (52,347)      (12,050)

 Stock issued at $.01, October 12, 2000              4,772,390         4,772        42,952           --           --        47,724
 Contributed capital                                        --            --            --        3,700           --         3,700
 Net (loss) for the year                                    --            --            --           --      (45,751)      (45,751)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31,2000                            9,896,121         9,896        78,125        3,700      (98,098)       (6,377)
(AUDITED)
Stock issued November 15, 2001 to
 acquire subsidiary company                            500,000           500            --           --           --           500
Stock issued for services at $.01
  on November 15, 2001                                 250,000           250         2,250           --           --         2,500
 Contributed capital                                        --            --            --        4,950           --         4,950
 Reverse stock split, 200 for 1
  January 4, 2002                                  (10,592,845)      (10,593)       10,593           --           --            --
 Net (loss) for the year                                    --            --            --           --       (9,828)       (9,828)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 2001                              53,276            53        90,968        8,650     (107,926)       (8,255)
Conversion of subordinated convertible debentures
   on February 8, 2002, at $.01 per share            1,500,000         1,500        13,500           --           --        15,000
Stock issued for services at $.02 per share
  on March 4, 2002                                     350,000           350         6,650           --           --         7,000
 Contributed capital                                     1,200         1,200
 Net (loss) for the year                                    --            --            --           --      (22,348)      (22,348)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, DECEMBER 31, 2002                           1,903,276   $     1,903   $   111,118  $     9,850  $  (130,274)  $    (7,403)
(UNAUDITED)
 Contributed capital                                        --            --            --          300           --           300
 Net (loss) for the year                                    --            --            --           --       (1,157)       (1,157)
                                                   ------------  ------------  ------------ ------------ ------------  ------------

BALANCE, MARCH 31, 2003 (UNAUDITED)                  1,903,276   $     1,903   $   111,118  $    10,150  $  (131,431)  $    (8,260)
                                                   ============  ============  ============ ============ ============  ============

                                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2002.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $1,157 stemming from general and administrative expenditures.

Liquidity
---------

As of March 31, 2003 the Company had total current assets of $989 and total liabilities of $9,249.

Item 3.  Controls And Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of March 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

         --------------------------------------------

         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b)      Reports on Form 8-K filed during the three months ended March 31, 2003.


         There have been no current reports on Form 8-K filed by the Registrant for the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2002                                  Oxford Ventures, Inc.

                                                     /s/ Robert Harrison
                                                     ---------------------------
                                                     Robert Harrison
                                                     President

CERTIFICATIONS

I, Robert Harrison, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Oxford
         Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : May 14, 2003


/s/ Robert Harrison
------------------------------------
Robert Harrison
President