Form 10QSB
period 2003-06-30
OXFORD VENTURES INC
filed 2003-08-14
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from ___________ to____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,903,276 as of August 1, 2003

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed Balance Sheet
June 30, 2003 (unaudited) and December 31, 2001.............................3

Condensed Statements of Operations for the six months ended
June 30, 2003 and 2002 (unaudited), and cumulative from
inception on September 17, 1987 through June 30, 2003 (unaudited)...........4

Condensed Statements of Cash Flows for the six months ended
June 30, 2003 and 2002 (unaudited), and cumulative from
inception on September 17, 1987 through June 30, 2003 (unaudited)...........5

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through June 30, 2003 (unaudited).....................6

Notes to Financial Statements (unaudited)...................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures............................................9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures..................................................................10

Certifications..............................................................10

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                          June 30,  December 31,
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
                                                         ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                       $     300   $     503
  Accrued payroll                                            3,750       2,500
  Shareholder advances                                       7,285       5,389
                                                         ----------  ----------
TOTAL CURRENT LIABLITIES                                    11,335       8,392
                                                         ----------  ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 100,000,000 shares
     authorized, 1,903,276 shares outstanding                1,903       1,903
  Paid-in capital                                          111,118     111,118
  Contributed capital                                       10,450       9,850
  (Deficit) accumulated during the development stage      (133,817)   (130,274)
                                                         ----------  ----------
          Total Stockholders' Equity (Deficit)             (10,346)     (7,403)
                                                         ----------  ----------
                                                         $     989   $     989
                                                         ==========  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                  OXFORD VENTURES, INC.
                                             ( A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                                                  CUMMULATIVE
                                                                                                                      FROM
                                                                                                                  SEPTEMBER 17,
                                                           THREE MONTHS ENDED            SIX MONTHS ENDED             1987
                                                                JUNE 30,                     JUNE 30,             (INCEPTION)
                                                      ---------------------------   ---------------------------    TO JUNE 30,
                                                          2003           2002            2003          2002           2003
                                                      ------------   ------------   ------------   ------------   ------------
                                                                                                                   (UNAUDITED)
REVENUE                                               $        --    $        --    $        --    $        --    $        --
                                                      ------------   ------------   ------------   ------------   ------------
EXPENSES:
      General and administrative                            2,384          2,610          3,543         18,397         99,511
      Equity in (loss) of unconsolidated subsidiary                                                                    34,301
      interest                                                                                            (168)             5
                                                      ------------   ------------   ------------   ------------   ------------
         Total Expenses                                     2,384          2,610          3,543         18,229        133,817
                                                      ------------   ------------   ------------   ------------   ------------
NET (LOSS)                                            $    (2,384)   $    (2,610)   $    (3,543)   $   (18,229)   $  (133,817)
                                                      ============   ============   ============   ============   ============
NET (LOSS) PER COMMON SHARE-BASIC                          *              *              *         $     (0.01)
                                                      ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                            1,903,276      1,903,276      1,903,276      1,536,609
                                                      ============   ============   ============   ============

* less than $.01 per share

                                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                           4

                                   OXFORD VENTURES, INC.
                              ( a Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (unaudited

                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                  SEPTEMBER 17,
                                                            SIX MONTHS ENDED          1987
                                                                 JUNE 30,          (INCEPTION)
                                                         -----------------------   TO JUNE 30,
                                                            2003         2002         2003
                                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              (UNAUDITED)

      Net (loss) from operations                         $  (3,543)   $ (18,229)   $(133,817)
      Adjustments to reconcile net (loss) to net
        cash used by operating activities:
          Contributed capital                                  600          600       10,450
          Impairment loss provided by stock issuance            --           --          500
          Stock issued for services                             --        7,000       40,286
          Changes in:
                Trust funds                                     --         9334         (989)
                Accounts payable                              (203)          --          300
                Accrued payroll                              1,250        1,295        3,750
                Shareholder advances                         1,896           --        7,285
                                                         ----------   ----------   ----------
          Net Cash (Used) by Operating Activities               --           --      (72,235)
                                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from subordinated convertible debentures         --           --       15,000
      Proceeds from sale of common stock                        --           --       57,235
                                                         ----------   ----------   ----------
          Net Cash From Financing Activities                    --           --       72,235
                                                         ----------   ----------   ----------

NET INCREASE IN CASH                                            --           --           --

CASH, beginning of period                                       --           --           --
                                                         ----------   ----------   ----------
CASH, end of period                                      $      --    $      --    $      --
                                                         ==========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

      Common stock issued for loan reductions                         $  15,000    $  25,084
                                                                      ==========   ==========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             5

                                                  OXFORD VENTURES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      (DEFICIT)
                                                                                                     ACCUMULATED
                                                 COMMON STOCK                                        DURING THE
                                           ---------------------------     PAID-IN     CONTRIBUTED   DEVELOPMENT
                                              SHARES         AMOUNT        CAPITAL       CAPITAL        STAGE          TOTAL
                                           ------------   ------------   ------------  ------------  ------------   ------------
(unaudited)
BALANCE, AT INCEPTION                               --    $        --    $        --   $        --   $        --    $        --
  Stock issued for services                 30,786,970         30,787             --            --            --         30,787
  Reverse stock split 600 for 1            (30,733,239)       (30,733)        30,733            --            --             --
  Net (loss) for the year                           --             --             --            --       (30,787)       (30,787)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 1997                      53,731             54         30,733            --       (30,787)            --
  Stock issued in a private placement
    in August 1998, net of offering
    costs of $5,700                          5,070,000          5,070          4,440            --            --          9,510
  Net (loss) for the year                           --             --             --            --        (9,510)        (9,510)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1998                    5,123,731          5,124         35,173            --       (40,297)            --

  Net (loss) for the year                           --             --             --            --       (12,050)       (12,050)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1999                    5,123,731          5,124         35,173            --       (52,347)       (12,050)

  Stock issued at $.01, October 12, 2000     4,772,390          4,772         42,952            --            --         47,724
  Contributed capital                               --             --             --         3,700            --          3,700
  Net (loss) for the year                           --             --             --            --       (45,751)       (45,751)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,2000                    9,896,121          9,896         78,125         3,700       (98,098)        (6,377)
(AUDITED)
  Stock issued November 15, 2001 to
   acquire subsidiary company                  500,000            500             --            --            --            500
  Stock issued for services at $.01
    on November 15, 2001                       250,000            250          2,250            --            --          2,500
  Contributed capital                               --             --             --         4,950            --          4,950
  Reverse stock split, 200 for 1
    January 4, 2002                        (10,592,845)       (10,593)        10,593            --            --             --
  Net (loss) for the year                           --             --             --            --        (9,828)        (9,828)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 2001                      53,276             53         90,968         8,650      (107,926)        (8,255)
  Conversion of subordinated convertible
    debentures on February 8, 2002, at
    $.01 per share                           1,500,000          1,500         13,500            --            --         15,000
  Stock issued for services at $.02 per
    share on March 4, 2002                     350,000            350          6,650            --            --          7,000
  Contributed capital                               --             --             --         1,200            --          1,200
  Net (loss) for the year                           --             --             --            --       (22,348)       (22,348)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 2002                   1,903,276    $     1,903    $   111,118   $     9,850   $  (130,274)   $    (7,403)
(UNAUDITED)
  Contributed capital                               --             --             --           600            --            600
  Net (loss) for the year                           --             --             --            --        (3,543)        (3,543)
                                           ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, JUNE 30, 2003 (UNAUDITED)           1,903,276    $     1,903    $   111,118   $    10,450   $  (133,817)   $   (10,346)
                                           ============   ============   ============  ============  ============   ============


                                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                           6

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Companys financial position as of June 30, 2003, and the results of its operations and cash flows for the three and six months ended June30, 2003 and 2002. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2002.


Note 2. Loans from officer

Additional cash required during the current quarter was provided by uncollateralized loans from an officer, at no interest.

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

Liquidity
---------

As of June 30, 2003 the Company had total current assets of $989 and total liabilities of $9,249.

Item 3.  Controls And Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant (1)
         99.1     Sec. 906 Certification of CEO
         99.2     Sec. 906 Certification of CFO
         --------------------------------------

         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b)      Reports on Form 8-K filed during the three months ended June 30, 2003.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003                        Oxford Ventures, Inc.

                                              /s/ Robert Harrison
                                              ---------------------
                                              Robert Harrison
                                              President

CERTIFICATIONS

I, Robert Harrison, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Oxford
Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date : August 14, 2003

/s/ Robert Harrison
--------------------------
Robert Harrison
President