Form 10QSB
period 2003-09-30
OXFORD VENTURES INC
filed 2003-11-14
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        1,903,276 as of November 11, 2003

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

Condensed Balance Sheet
September 30, 2003 (unaudited) and December 31, 2001......................................................F-1

Condensed Statements of Operations for the nine months ended
September 30, 2003 and 2002 (unaudited), and cumulative from inception on September 17, 1987 through September 30, 2003 (unaudited)....................................F-2

Condensed Statements of Cash Flows for the nine months ended
September 30, 2003 and 2002 (unaudited), and cumulative from inception on September 17, 1987 through September 30, 2003 (unaudited)....................................F-3

Condensed Statement of Stockholder's Equity from inception
On September 17, 1987 through September 30, 2003 (unaudited)..............................................F-4

Notes to Financial Statements (unaudited).................................................................F-5

Item 2. Management's Discussion and Analysis or Plan of Operation.........................................3

Item 3. Controls and Procedures...........................................................................4

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................4

Signatures................................................................................................5

Certifications............................................................................................5

                                                      2

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    OXFORD VENTURES, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS

                                                            September 30,      December 31,
                                                                2003               2002
                                                           --------------     --------------
                                                            (unaudited)
                                           ASSETS
                                           ------
CURRENT ASSETS

  Funds held in trust by related party                     $         989      $         989
                                                           --------------     --------------


                                                           $         989      $         989
                                                           ==============     ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                       ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                         $          --      $         503
  Accrued payroll                                                  4,374              2,500
  Shareholder advances                                             8,585              5,389
                                                           --------------     --------------

TOTAL CURRENT LIABLITIES                                          12,959              8,392
                                                           --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 100,000,000 shares
        authorized, 1,903, 276  shares outstanding                 1,903              1,903
     Paid-in capital                                             111,118            111,118
     Contributed capital                                          10,750              9,850
    (Deficit) accumulated during the development stage          (135,741)          (130,274)
                                                           --------------     --------------

          Total Stockholders' Equity (Deficit)                   (11,970)            (7,403)
                                                           --------------     --------------

                                                           $         989      $         989
                                                           ==============     ==============

                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                            F-1

                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                                                                       CUMMULATIVE
                                                                                                                           FROM
                                                                                                                      SEPTEMBER 17,
                                                                                                                           1987
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED          (INCEPTION)
                                                               SEPTEMBER 30,                   SEPTEMBER 30,                TO
                                                        --------------------------     ----------------------------    SEPTEMBER 30,
                                                            2003           2002           2003             2002             2003
                                                        -----------    -----------     -----------     ------------     ------------

REVENUE                                                 $       --     $       --      $       --      $        --      $        --
                                                        -----------    -----------     -----------     ------------     ------------

EXPENSES:
      General and administrative                             1,924          1,160           5,467           19,557          101,435
      Equity in (loss) of unconsolidated subsidiary                                                                          34,301
      Interest                                                                                                (168)               5
                                                        -----------    -----------     -----------     ------------     ------------

         Total Expenses                                      1,924          1,160           5,467           19,389          135,741
                                                        -----------    -----------     -----------     ------------     ------------

NET (LOSS)                                              $  ( 1,924)    $   (1,160)     $   (5,467)     $   (19,389)     $  (135,741)
                                                        ===========    ===========     ===========     ============     ============

NET (LOSS) PER COMMON SHARE-BASIC                            *              *               *          $     (0.01)
                                                        ===========    ===========     ===========     ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                             1,903,276      1,903,276       1,903,276        1,658,832
                                                        ===========    ===========     ===========     ============


*   less than $.01 per share

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                F-2

                                           OXFORD VENTURES, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                               CUMMULATIVE
                                                                                                   FROM
                                                                                               SEPTEMBER 17,
                                                                                                    1987
                                                                   NINE MONTHS ENDED           (INCEPTION)
                                                                      SEPTEMBER 30,                 TO
                                                             -----------------------------     SEPTEMBER 30,
                                                                 2003             2002             2003
                                                             ------------     ------------     ------------

 OPERATING ACTIVITIES:

      Net (loss) from operations                             $    (5,467)     $   (19,389)     $  (135,741)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
          Contributed capital                                        900              900           10,750
          Impairment loss provided by stock issuance                                                   500
          Stock issued for services                                                 7,000           40,286
          Changes in:
                 Trust funds                                                        9,569             (989)
                 Accounts payable                                   (503)
                 Accrued liabilities                               1,875            1,920            4,374
                 Shareholder advances                              3,195                             8,585
                                                             ------------     ------------     ------------

          Net Cash (Used) by Operating Activities                     --               --          (72,235)
                                                             ------------     ------------     ------------

 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures                --               --           15,000
     Proceeds from sale of common stock                                                             57,235
                                                             ------------     ------------     ------------

          Net Cash From Financing Activities                          --               --           72,235
                                                             ------------     ------------     ------------


NET INCREASE IN CASH                                                  --               --               --

CASH, beginning of period                                             --               --               --
                                                             ------------     ------------     ------------

CASH, end of period                                          $        --      $        --      $        --
                                                             ============     ============     ============


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
          Subordinated Convertible Debentures
            converted to common stock                                         $    15,000      $    15,000
                                                                              ============     ============

          Stock issued for shareholder loan reduction                                          $    13,423
                                                                                               ============

                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    F-3

                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                      COMMON STOCK                                       DURING THE
                                               ---------------------------     PAID-IN     CONTRIBUTED   DEVELOPMENT
                                                  SHARES         AMOUNT        CAPITAL        CAPITAL       STAGE          TOTAL
                                               ------------   ------------   ------------  ------------  ------------   ------------
(unaudited)
BALANCE, AT INCEPTION                                   --    $        --    $        --   $        --   $        --    $        --
  Stock issued for services                     30,786,970         30,787                                                    30,787
  Reverse stock split 600 for 1                (30,733,239)       (30,733)        30,733                                         --

  Net (loss) for the year                                                                                    (30,787)       (30,787)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 1997                          53,731             54         30,733            --       (30,787)            --
  Stock issued in a private placement
   in August 1998, net of offering
   costs of $5,700                               5,070,000          5,070          4,440                                      9,510
  Net (loss) for the year                                                                                     (9,510)        (9,510)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1998                        5,123,731          5,124         35,173            --       (40,297)            --

  Net (loss) for the year                                                                                    (12,050)       (12,050)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,1999                        5,123,731          5,124         35,173            --       (52,347)       (12,050)

 Stock issued at $.01, October 12, 2000          4,772,390          4,772         42,952                                     47,724
 Contributed capital                                                                             3,700                        3,700
 Net (loss) for the year                                                                                     (45,751)       (45,751)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31,2000                        9,896,121          9,896         78,125         3,700       (98,098)        (6,377)
(AUDITED)
Stock issued November 15, 2001 to
 acquire subsidiary company                        500,000            500                                                       500
Stock issued for services at $.01
  on November 15, 2001                             250,000            250          2,250                                      2,500
 Contributed capital                                                                             4,950                        4,950
 Reverse stock split, 200 for 1
  January 4, 2002                              (10,592,845)       (10,593)        10,593                                         --
 Net (loss) for the year                                                                                      (9,828)        (9,828)
                                               ------------   ------------   ------------  ------------  ------------   ------------


BALANCE, DECEMBER 31, 2001                          53,276             53         90,968         8,650      (107,926)        (8,255)
Conversion of subordinated convertible
  debentures on February 8, 2002, at
  $.01 per share                                 1,500,000          1,500         13,500                                     15,000
Stock issued for services at $.02 per
  share on March 4, 2002                           350,000            350          6,650                                      7,000
 Contributed capital                                                                            1,200                         1,200
 Net (loss) for the year                                                                                     (22,348)       (22,348)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, DECEMBER 31, 2002                       1,903,276    $     1,903    $   111,118   $     9,850   $  (130,274)   $    (7,403)
(UNAUDITED)
 Contributed capital                                                                               900                          900
 Net (loss) for the nine months                                                                               (5,467)        (5,467)
                                               ------------   ------------   ------------  ------------  ------------   ------------

BALANCE, SEPTEMBER  30, 2003 (UNAUDITED)         1,903,276    $     1,903    $   111,118   $    10,750   $  (135,741)   $   (11,970)
                                               ============   ============   ============  ============  ============   ============

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                F-4

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and cash flows for the nine months ended September 30, 2003 and 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $2,384 stemming from general and administrative expenditures.

Liquidity
---------

As of September 30, 2003 the Company had total current assets of $986 and total liabilities of $11,335.

Item 3.  Controls And Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of September 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

         --------------------------------------------

         (1) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB filed on March 8, 2002

(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2003                     Oxford Ventures, Inc.

                                             /s/ Robert Harrison
                                             -----------------------------------
                                             Robert Harrison
                                             President


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : November 11, 2003


/s/ Robert Harrison
---------------------------
Robert Harrison
President