Form 10KSB
period 2003-12-31
OXFORD VENTURES INC
filed 2004-04-14
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2003

                         Commission file number: 0-49670

                              OXFORD VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                       N/A
  (State or other jurisdiction of            (IRS Employee Identification No.)
   incorporation or organization)

                 4655 East Ivy Street, Suite 101, Mesa, AZ 85215
                    (Address of principal executive offices)

                                 (480) 924-4123
                           (Issuer's telephone number)

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

Yes      X                 No
    ------------              ------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         X
    ------------

State issuer's revenues for its most recent fiscal year.    $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of December 31, 2003.     $52,183,794

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of March 1, 2004.    136,867,588.

                                        OXFORD VENTURES, INC.
                                             FORM 10-KSB
                                                INDEX
                                                                                                 Page
                                                                                                 ----
                                                Part I
Item 1.       Business............................................................................3

Item 2.       Properties..........................................................................10

Item 3.       Legal Proceedings...................................................................11

Item 4.       Submission of Matters of a Vote of Security Holders.................................11

                                               Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...............11

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..................................................12

Item 7.       Financial Statements and Supplementary Data.........................................14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................................................14

Item 8A.      Controls and Procedures.............................................................15

                                               Part III

Item 9.       Directors and Executive Officers of the Registrant,
              Compliance with Section 16(a) of the Act............................................15

Item 10.      Executive Compensation..............................................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management......................18

Item 12.      Certain Relationships and Related Transactions......................................19

                                               Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K......................19

Item 14.      Principal Accountant Fees and Services..............................................21

Signatures    ....................................................................................21

                                                  2

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

On December 5, 2003, the Company issued an aggregate of 8,625,000 pursuant to an Asset Purchase Agreement. The Company purchased the assets and ongoing business of Xtreme Games, an unincorporated proprietorship, and began to carry on the business of developing and marketing racecar simulators.

The Company's principal executive offices are located at: 4655 East Ivy Street, Suite 101, Mesa, AZ 85215.

Business of Issuer
------------------

Xtreme Games (XG) is an Arizona-based reality simulator game company that develops and distributes the most advanced, full-size racecar simulator available today. In support of the racecar simulator, the company also will develop a strong differentiated brand by implementing a video game racing league nationwide, culminating in a national driving championship.

The Company has developed a cutting-edge video game simulator product using the latest technology; built significant marketing/technology and distribution alliances; and gathered a management team with a strong combination of management, technology and coin operator industry expertise.

Extreme Games Mission Statement
-------------------------------

         1.       The Company's main goals are to:
         2. Successfully launch the company, and its products and services.
         3.       Achieve and/or exceed our product placement objectives.
         4. Successfully establish a video game reality driving league throughout the United States.
         5. Solidly establish the Xtreme Games brand and product awareness.
         6. Become the pre-eminent supplier of video game reality racing games.
         7. Establish a successful strategic partnership with vendors that can enhance the company's product or marketing infrastructure.
         8. Provide NASCAR racing fans with an intense, larger-than-life racing experience in their own home towns.

Proposed Implementation of the Plan
-----------------------------------

         1. Simulators will be constructed at the company's 10,000+-square-foot assembly plant in Mesa, Ariz.
         2. The first two market-ready simulators will be placed at a Phoenix-area sports grille location for beta test beginning in April 2004.
         3. The company plans assemble and distribute twenty simulator racecars per month beginning in April 2004 for a total of 240 simulators per annum.
         4. Xtreme Games will introduce its product at the Restaurant and Nightclub Show in Las Vegas on March 9-10, 2004.
         5. Marketing will be implemented by Lugnuts Marketing LLC, an icon in the coin-op business for several decades. Beginning March 1, 2004, Lugnuts Marketing LLC will train staff to set up and operate leagues in establishments where the simulators are situated in accordance with Xtreme Games' League Rules and Regulations, and with the approval of Xtreme Games' management.
         6. Xtreme Games intends to place 1,250 simulators in selected sports bars in the USA during the next five years.

Products and Services
---------------------

Xtreme Games' flagship product is a state-of-the-art, full-size NASCAR auto racing simulator. The racecar simulator will make its debut in Phoenix late in December 2003 with a Dodge and Chevrolet NASCAR(TM) installed in a local sports grille. League play will begin in April 2004. The company plans to place 20 simulators in sports establishments each month beginning in February, through a strategic alliance with the premier coin operator in the nation (Lugnuts Marketing). Xtreme Games has developed a simulator system will rugged, top-of-the-line components and a "plug-and-play" approach. Thus, maintenance costs are expected to be nominal, because components that fail can be quickly removed and replaced immediately.

The Market
----------

Auto racing is one of the largest spectator sports in the United States. A recent Gallup poll revealed that 28% of Americans are avid race fans. In addition, NASCAR is projected to be the fastest growing sports earner during the next five years, with a projected growth rate of 14%, according to Paul Kagan Associates, Inc. In comparison, growth rates for the NFL, NBA and NHL are in the single digits.

Television coverage of NASCAR events has seen ratings that surpass every major league sport, except for the NFL. With this massive growth in interest for NASCAR racing, Xtreme Sports is offering a product aimed directly at this diverse, loyal audience.

According to a detailed 2002 Marquette University study, 75 million Americans considered themselves a NASCAR fan in 2001, up from 63 million in 2000. And just one NASCAR race will attract more fans than a World Series game, the Super Bowl and an NBA finals game combined

Consumer demand for and interest in NASCAR is at an all-time high, and growth rates are projected to continue. Roughly 75 million Americans considered themselves a NASCAR fan in 2001, up from 63 million the year before. In fact, one NASCAR race will attract more fan than a World Series game, the Super Bowl and an NBA finals game combined. (Source: April 2002 Marquette University study on NASCAR)

Regarding the size of the market for Xtreme Games racecar simulator, there are close to a quarter of a million bar venues throughout the United States that fit Xtreme Games' ideal venue for placement of a NASCAR simulator.

Consumer Market Analysis
------------------------

Auto racing is one of the largest spectator sports in the United States. A recent Gallup poll revealed that 28% of Americans are hard-core race fans. Of that total, 53% hold professional, managerial or skilled labor jobs, and earn an average of $50,000 per year. The Knoxnews.com media outlet tallied the sales of licensed NASCAR merchandise at $1.34 billion in 2002. Given the skyrocketing interest in NASCAR, that figure has likely increased as of 2004.

According to a 2002 Marquette University study, the money spent on NASCAR-related merchandise was $497 million in 2001. Specifically, the break-out of spending by category is as follows:

NASCAR car parts -- $208 million
NASCAR collectibles -- $96 million
NASCAR apparel -- $72 million
NASCAR computer accessories -- $54 million
NASCAR toys -- $37 million
NASCAR media (books, etc.) -- $30 million

While grassroots auto racing continues to offer many options for hard-core racing fans, it is interest in NASCAR racing that literally has exploded over the past decade. In fact, the most notable auto racing series, the NASCAR Winston Cup, averages 190,000 on-site spectators at each event. Attendance at NASCAR events has increased each year for 19 consecutive years.
(Source:  NASCAR media guide)

According to Paul Kagan Associates, Inc., NASCAR is projected to be the fastest-growing sports earner during the next five years, with a projected growth rate of 14% (Growth rates for the NFL, NBA and NHL are in the single digits.) And while other sports have seen their TV ratings drop, NASCAR's ratings have surpassed every major league sport, except for the NFL.

What's more, the profile of the typical NASCAR racing fan crosses all demographic lines, and appeals to both genders. Fifty years ago, typical NASCAR fans were male. Now, roughly 38% of NASCAR fans are women.

A NASCAR survey of auto racing fans found that:

         o        64% have attended college or beyond

         o        70% have Internet access
         o        41% earn more than $50,000/year
         o        38% live in the southern United States
         o        17% live in the northeastern United States
         o The remaining percentage live in the Midwest, Southwest and Western United States

In a presentation to an American Marketing Association in 2002, Blake Davidson, NASCAR'S managing director of new-business licensing, pointed out that NASCAR fans spend 9.3 hours a week following NASCAR races via TV, radio, newspaper or Internet, in 2001 - and hard-core fans spent an average of $8,000 on merchandise per year.

The demographics of NASCAR fans bode well for Xtreme Games NASCAR simulator because these fans have both the discretionary income and time to pursue their passion for auto racing.

Size of Market
--------------

The target business ideal for an Xtreme Game simulator is a sports bar/grille with a minimum of 6,000 square feet, a capacity of 250-275 people, and monthly revenues of at least $100,000. These sports grilles feature a variety of ownership scenarios: one or two bars owned by an individual, or a regional or national chain.

Of note, an Xtreme Game simulator has a "footprint" that mirrors a standard pool table. Pool tables generate an average $90-$100 per week, which, after taxes and refunds, totals $45 to $50 per table per week. (Source: Theisen Vending Company, a specialist in pool table vending with roughly 400 pool tables placed in bar venues.) In comparison, an Xtreme Game NASCAR simulator is projected to generate roughly $27,00 per year - based on using a League Play marketing approach.

Given the potential for increasing revenues using the same space as a pool table, and bar owner's continuous quest for the next novel experience to attract customers, the Xtreme Games NASCAR simulator is likely to be well-received.

Based on a search conducted via InfoUSA, one of the largest list brokers and business research companies in the United States, there are a total of 234,160 bars in the United States that fit the following search criteria: 2,500-9,999 square feet, with revenues of between $1 million and $1.5 million

Competition
-----------

Xtreme Games' two main competitors include NASCAR(TM) Silicon Motor Raceway simulator, and a simulator product from Glogem.com. However, the NASCAR(TM) Silicon Motor Raceway is really the only viable competitor thus far.

In addition to providing a technically superior offering with a more realistic experience, Xtreme Games differs from its competition by offering the league play concept and a national video game simulator driving championship.

NASCAR(TM) SILICON MOTOR RACEWAY (NSMR) is the only real competition . They have simulators in only a few shopping mall arcades in the USA.

The following is a brief competitive analysis and comparison with the Xtreme Games NASCAR race simulator.

----------------- -------------- --------------- -------------- --------------- -------------- ---------------
    COMPANY          ONGOING       DIFFERENT       ALLIANCE     DIGITAL VIDEO   FULL-SIZE CAR   MOTION CUES
                     RACING          RACES         WITH COIN     AND SURROUND                   (VIBRATION,
                    LEAGUE TO      AVAILABLE,    OPERATOR FOR       SOUND                         PRESSURE
                     SUPPORT     DETAILED RACE       FAST                                         AGAINST
                     DRIVING        RESULTS      PLACEMENT OF                                     STEERING
                                   AVAILABLE      SIMULATORS                                       WHEEL)
                                    ONLINE
----------------- -------------- --------------- -------------- --------------- -------------- ---------------
     Xtreme             X              X               X              X               X              X
     Games
----------------- -------------- --------------- -------------- --------------- -------------- ---------------
 NASCAR Silicon                        X                              X            80% of            X
 Motor Speedway                                                                    typical
                                                                                   NASCAR
----------------- -------------- --------------- -------------- --------------- -------------- ---------------

Barriers to Entry
-----------------

The only real threat to this venture would be a similar new entry to the marketplace. However, due to the technology requirements, plus the time required to "systemize" it into an easily maintainable product, and the capital required to do so, it is unlikely that a competitor could overtake Xtreme Games. This opportunity may best be described as one ready and waiting for the first entrant who arrives with a well-conceived plan, sufficient industry experience, and the required capitalization.

Marketing Strategy
------------------

         1. Xtreme Games' marketing strategies are multi-faceted and designed to build critical mass quickly and efficiently. First and foremost, we will create a compelling brand that clearly highlights our differentiation points, compared to competing offerings. Other specific strategies that will be used include:
         2. Strategic Alliances -- Xtreme Games has signed a non-exclusive marketing agreement with Lugnuts Marketing LLC, of Phoenix, Ariz. Lugnuts Marketing will be responsible for placing 20 simulators per month using their extensive network of more than 300 coin operators that already is established.
         3. Apparel -- A line of premium Xtreme Games apparel will be designed, produced and sold or given away with qualifying purchases to further expose the Xtreme Games name.
         4. Trade Shows -- We will exhibit at approximately four business-to-business trade shows annually. The first is the "2004 Night Club and Bar Food & Beverage Show" in Las Vegas in March of 2004.

         5. Word of Mouth -- As soon as the first Rev's Sports Grille opens at the 101 Freeway and University Dr., in Tempe, Ariz., we will have a field site from which to showcase and prove the demand and value added to sports bar facilities with the addition of Xtreme Games simulators.
         6. Advertising - All marketing decisions with regard to specific media choices, frequency, size, and expenditures will be conducted on an on-going basis with careful considerations of returns generated. It is anticipated we will be able to "trade out" for at least a portion of radio and/or television spots in exchange for "decal logos" on the cars.
         7. Promotions - The most important promotion strategy will be to offer demonstrations of the simulator to "seed" actual paying use of the simulators.
         8. Publicity -Publicity efforts will include a combination of print, radio and TV publicity work. The colorful, larger-than-life nature of the racing experience, coupled with increased media interest in NASCAR, will attract media from a variety of outlets and reporting areas. Business reporters will be interested in the continued growth of the NASCAR industry, and the interesting technology involved in video game simulator reality racing. Features reporters will find plentiful stories in documenting the actual experience. And the fast-moving graphics and ability to offer quick, pithy sound-bites will appeal to TV reporters as well.

Pricing Strategy
----------------

The main strategy is to use the league play, or team competition leading to a championship, as a means to generate ongoing usage of the simulators by "regulars." The league play concept will be structured as follows: Twenty-four teams of four will compete for a series lasting six weeks. Each team pays $100/week, or $25/person to compete. Xtreme Games will offer team prizes of $1,000 to each series winning team. For each car, there will be eight series each year. In addition to the competition, practice time is also included for the teams. The Sports Grilles will have a captive audience of twenty-four customers each night for four nights of the week.

Xtreme Games will charge bar owners a $1,500 installation fee to install the simulator. Subsequent to installation, Xtreme Games will receive 65% of revenues from the simulators. Bar owners will receive a portion of the remaining revenue, along with Lugnuts Marketing for placing the product in the first place.

Sales Strategy
--------------

Lugnuts Marketing personnel have several decades of experience in the coin-operated machines business. They are familiar with setting up leagues of the type that Xtreme Games has developed. Using their vast knowledge in this arena, we will be able to effect product placement more quickly and also build a network of leagues across the USA.

League play allows Xtreme Games to forecast with some measure of certainty revenues generated from a given number of cars. (See Section 7 projections.) Note that the company's financial assumptions are conservatively predicated upon a 50% saturation of the leagues. Even with these conservative assumptions, the company anticipates a positive cash flow position within ten months.

Strategic Alliances
-------------------

A key strategy has been to build strategic alliances in the areas in which we require expertise, product or technology. The following companies are the key entities with which we have strategic alliances:

         1. Logitech - They are working with us to develop the interface in the steering mechanism with the hydraulic system. The intention is to provide the most realistic experience possible.
         2. HanaHo Games -- This strategic partner is working with Xtreme Games to develop the interface for the steering mechanism, software and additional work on the steering and pedal controls. HanaHo also is conducting R&D on the monitor graphics.
         3. ViewSonic - They are working on the monitors and visual portions to make the experience as vivid as possible.

Component Sourcing
------------------

Sourcing is an area where we can achieve an advantage over much of our competition. We will purchase our sub-assembly parts (chassis, body, software, and computers) from both local manufacturers as well as regional or national distributors. We initially will rely on regional wholesalers because of their ability to service us faster and allow us to produce simulators that much faster than our competition. Although this approach will lower our margins in the short term, it will allow us to gain a pre-emptive position by bringing product to market faster. As product demand increases over time, we will eventually shift our buying patterns toward more direct purchase - which will improve margins.

Distribution Strategy
---------------------

Xtreme Sports will rely on the traditional distribution channel (coin operators) as the chief means of distributing our products to sports bars. It makes sense that facilities with coin-operated games already in place will be looking for the next, new product that can help them improve margins, keep consumers on site longer, and sell more food and beverages. Once a product placement has been sold by the coin operator, and the location has been approved by Xtreme Games management, Xtreme Games will ship and install the simulators.

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

ITEM 2.  PROPERTIES

Initially, Xtreme Games will lease a 10,000+-square-foot, free-standing building. This location will consist of corporate offices and the simulator assembly area. All deliveries and shipments will be serviced at this location. Ample surface parking is available.

The company has a five-year lease with two, two-year renewal options. Rent is $8,300.00/month, with the first three months of occupancy costing 50% of the rental rate. Base rent increases annually by $150/month including the option periods. Xtreme Games also has a first-right-of-refusal to purchase the building.


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

At December 31, 2003 there the Company has issued and outstanding 34,216,897 shares of Common Stock. On December 2, 2003, the Company issued 8,625,000 shares pursuant to an Asset Purchase Agreement. On December 5, 2003, the Company declared a 2.25 stock dividend which increased the issued and outstanding shares from 10,528,276 common shares to 34,216,897 common shares. Subsequent to the Company's year end of December 31, 2003, the Company issued 812,500 shares to Ocean Way Investments Ltd. as a finders fee related to the Asset Purchase Agreement. On March 1, 2004, the Company effected a 3 to 1 forward split, increasing the Company's outstanding shares to 136,867,588.

Dividend Policy
---------------

The Company has not declared or paid cash dividends in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


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

Overview
--------

The Company is considered a development stage company in the business of developing and distributing full-size racecar simulator games. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from shareholders and officers of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management).

Plan of Operation
-----------------

The Company is developing and distributing full-size racecar simulator games. The Company plans to place 20 simulators in sports establishments each month beginning in mid 2004 through its strategic alliance with the marketing form of Lugnuts Marketing.

Xtreme Games' NASCAR simulator is comprised of a full-size NASCAR racecar body, complete with a roll cage and safety net. Front and rear windows have been blacked out to create a total focus on the computer monitor set in front of the wind-shield, right in front of the driver. A "plug and play" computer system serves as the engine that drives the video, sound effects, special effects and the specific racing footage to which the driver must respond. As "drivers" brake and steer, those commands are reflected in a force feedback in the steering wheel, and the actual movements of the car - which can replicate braking, banking, turning and more.
(A hydraulic system moves the car up and down, and side to side to create a racing experience that accurately reflects what it's like to actually drive in a NASCAR race.)

Computer hardware and software systems that drive the simulator have been hand-picked, and incorporate both off-the-shelf, PC-based software for the racing action and customized software and hardware for the steering/acceleration and hydraulic interface.

Xtreme Games also is currently utilizing a PC game steering wheel from Logitech. This steering wheel is a proven consumer-grade game steering wheel designed for PC use. In conjunction with the exclusive technology designed by HanaHo Games on behalf of Xtreme Games, the benefits to the simulator are:

         1. Hydraulic motion platform interface between the software and simulator.
         2.       Forced feed-back to a racing steering column.
         3. Acceleration and braking interface between the software and simulator

The simulator will tilt on banked turns, have a force feedback steering wheel, feature wind blowing and vibrations to simulate motion, spout smoke in the event of a jarring crash, and more. Thus, drivers will undergo an intensely real experience that closely mirrors driving in an actual NASCAR race.

In the sports bar environment, the technology is available to tie the video images in the car to spectator monitors in the facility, which can generate additional interest in using the simulator.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the year ended December 31, 2003, the Company posted a loss of $475,326, compared to a loss of $22,348 for the year ended December 31, 2002.

The Company's main focus during the year ended December 31, 2003 has been to seek out a business to acquire. During this period of time, the Company entered into an Asset Purchase Agreement and acquired the business of Xtreme Games which it is now currently developing.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $31,576 during the year ended December 31, 2003, compared to $22,516 for the year ended December 31, 2002. The increase in 2003 is mainly due to increased operations within the Company.

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the year ended December 31 31, 2003 to $443,750 compared to $0 for the year ended December 31, 2002. The increase in 2003 resulted primarily from the Company's acquisition of Xtreme Games and the development of that business.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $1,046 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$443,750 in research and development of its product.

In order to initiate marketing and launch its product, the Company anticipates it will require approximately US$200,000 in the coming year. These funds could be provided through additional financing.

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


ITEM 8A. CONTROLS AND PROCEDURS

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of December 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                               Age            Position
----                               ---            --------

Daniel K. Leonard                  42             President, CEO, CFO, Director
Albert B. Plant                    43             Secretary, Treasurer, Director
Victor G. Schaefer                 68             Director
John Paul Pleskovitch              36             Director
Eric Hutton                        56             Director

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

Daniel K. Leonard
President, CEO, CFO, Director (as of December 8, 2003)
------------------------------------------------------

Dan Leonard has a strong background in business management, practical applications of technology, marketing and sales. Most recently, from January to November 2003, he served as president and co-founder of e-Information Systems, LLC, of Elkhorn, Neb. - a data consolidation company. Leonard also has served as director of business development for Data Delivery Services, of Conroe, Tex from January 2002-03; as a vice president in charge of sales and marketing for Vital Processing Services, of Tempe, Arizona from September 1998 to January 2002, and assistant vice president of national sales for First National Bank, of Omaha,

Neb. He also created and managed the bank card operations division for MCI Telecommunications, in Denver, CO., where he handled hiring, and budgeting, billing, auditing and contract execution for a $750 million portfolio. He studied at University of Nebraska, in Omaha from 1980-1983.

Albert B. Plant
Secretary, Treasurer, Director (as of December 8, 2003)
-------------------------------------------------------

Albert Plant has more than 25 years of experience in communications and networking integration. Currently, he owns and operates Aurora Integrated Technologies, based in Mesa, Ariz. Plant has proven ability and management experience, and is particularly skilled at systems integration. He has worked on a variety of low voltage systems, voice communications, computer LAN/WANs, fire alarms, security systems, access control, CCTV systems and structured wiring. Other positions have included a field integration technician for Honeywell International, a site operations manager for Orion Security Specialists, a field and technical support representative for networked fire, security, CCTV and card access systems; and more. Plant is a graduate of Lamson College, in Tempe, Ariz.

Victor G. Shaefer
Director (as of December 8, 2003)
---------------------------------

Victor Schaefer has worked in the car business for more than 40 years, and is skilled in car dealership management, service management, and the development of cross-promotions with corporate partners. Previously, Schaefer was the general manager and partner of a Tempe, Ariz.-based Honda franchise, which ultimately was sold to the United Auto Group. Prior to this, he was general manager of a Mesa, Ariz.-based Nissan dealership, and subsequently opened an Acura franchise in the Phoenix area. In the early days of his career, Schaefer started as an automotive parts counterman for a large automotive parts distributor, where he became an expert at automotive part sourcing.

Mr. Schaefer has also attended numerous service and technical schools, including Dale Carnegie, Nissan, Acura and Honda Management Training.

John Paul Pleskovitch
Director (as of December 8, 2003)
---------------------------------

John PlesKovitch has extensive operational expertise, and oversees the entire Arizona division of American Summit Insurance Company, located in Scottsdale, Ariz. In this position, PlesKovitch specializes in strategic thinking and trend spotting related to insurance industry issues, and has been instrumental in developing contract terms that have streamlined premium costs. He attended Arizona State University and earned a law degree from the J.D. Creighton University School of Law, in Omaha, Neb. PlesKovitch is licensed to practice law in the state of Minnesota.

Eric Hutton
Director (as of December 8, 2003)
---------------------------------

Eric Hutton has operated his own accounting/consulting practice since 1985. In this role, he has specialized in a large personal income tax practice for individuals and has provided accounting and financial consulting to a variety of corporate clients. In the 1990s, Hutton purchased the brewing division from Clearly Canadian, and successfully operated that business, as well as other brewing ventures. Previously, he served as the controller of Brewmaster Systems, a publicly traded company that merged with Clearly Canadian Beverage Corp. Other positions have included a senior cost accountant for Alcan Aluminum of Canada, and as a cost accountant for Zeilder Forest Products, located in Edmonton, Alberta. He started his financial career with The Bank of Nova Scotia.

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

The Company's President, Daniel K. Leonard was paid $10, 500 in the year ended December 31, 2003, and continues to be paid at a salary of $7,000 per month.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Company's common stock known by the Company based upon 34,216,897 shares outstanding at December 31, 2003.

Title of          Name and Address of              Amount of Beneficial               Percent
Class             Beneficial Owner                 Interest                           of Class
------------------------------------------------------------------------------------------------
Common            Daniel K. Leonard                6,317,308                           18.5%
                  4655 East Ivy Street
                  Suite 101
                  Mesa, AZ 85215

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2002.

Title of          Name and Address               Title            Amount of                 Percent
Class                                                             Beneficial Interest       of Class
------------------------------------------------------------------------------------------------------
Common            Daniel K. Leonard              President        6,317,308                  18.5%
                  21724 East Stanford Circle     CEO, CFO
                  Elkhorn, NE 68022              Director

Common            Albert B. Plant                Secretary        2,000,000                   5.8%
                  8436 East Navarro Circle
                  Mesa, AZ

Common            John Pleskovitch               Director           307,692                   3.6%
                  14805 N. 73rd Street
                  Scottsdale, AZ  85260

                  Eric Hutton                    Director                 0                     0%
                  15557, 36th Avenue
                  Surrey, BC  V3S 0G9

                  Victor G. Shaefer              Director                 0                     0%
                  29655 N. 71st Place
                  Scottsdale, AZ  85262

Total as a group                                                  8,625,000                  27.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable to this Form 10-KSB.


                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2003 are filed as part of this report.

         (1)      Financial statements of Oxford Ventures, Inc.

                                                                           Page
                                                                           ----

Independent Auditor's Report for year ended December 31, 2003...............F-1

Balance Sheet at end of December 31, 2003...................................F-2

Statement of Losses for the years ended of December 31, 2003 and 2002.......F-3

Statement of Deficiency in Stockholders' Equity for the years ended
  December 31, 2003 and 2002................................................F-4

Statement of Cash Flows for the years ended December 31, 2003 and 2002......F-5

Notes to Financial Statements...............................................F-6


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

Exhibit
Number            Description of Document
------            -----------------------

3.1.1 (a)         Articles of Incorporation dated September 17, 1987
3.1.2 (a)         Articles of Amendment dated December 17, 1990
3.1.3 (a)         Articles of Amendment dated April 16, 1993
3.1.4 (a)         Articles of Amendment dated August 19, 1999
3.1.5 (a)         Articles of Amendment dated March 13, 2000
3.1.6 (a)         Articles of Amendment dated January 30, 2002
3.2 (a)           Bylaws
10.1 (b)          Asset Purchase Agreement between Oxford Ventures, Inc. and
                  Daniel K. Leonard and Albert Plant dated December 2, 2003
10.2 (b)          Consulting Agreement between Oxford Ventures, Inc. and Ocean
                  Way Investments, Ltd. dated December 2, 2003
99.1              Section 906 Certification of CEO
99.2              Section 906 Certification of CFO
99.3 (b)          Press Release dated December 5, 2003

---------------
(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.
(b) Included as an Exhibit to Oxford Ventures, Inc.'s current report on Form 8-K dated December 16, 2003

b)       Reports on Form 8-K

On December 16, 2003, the Company filed a Form 8-k reporting on Item 1, Change in Control of the Registrant, Item 3, Acquisition or Disposition of Assets, and
Item 6, Resignation of Directors.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for audit services for the year ended December 31, 2003 was $4,150.00 Audit Related Fees. The Company was not billed for any assurance or related services, tax fees or any other fees during this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 14, 2004             OXFORD VENTURES, INC.


                                            By:  /s/ Daniel K. Leonard
                                               ---------------------------------
                                            Daniel K. Leonard
                                            President, CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel K. Leonard                      Director             April 14, 2004
--------------------------------
Daniel K. Leonard


/s/ Victor G. Shaefer                      Director             April 14, 2004
--------------------------------
Victor G. Shaefer

/s/ John Paul Pleskovitch                  Director             April 14, 2004
--------------------------------
John Paul Pleskovitch

/s/ Eric Hutton                            Director             April 14, 2004
--------------------------------
Eric Hutton

CERTIFICATIONS

I, Daniel K. Leonard, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Oxford Ventures, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

Date: April 14, 2004


/s/ Daniel K. Leonard
---------------------
Daniel K. Leonard
President and CEO

I, Daniel K. Leonard, certify that:

     7. I have reviewed this annual report on Form 10-KSB of Oxford Ventures, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;
          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls ; and

     12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 14, 2004


/s/ Daniel K. Leonard
---------------------
Daniel K. Leonard
President and CFO

                              OXFORD VENTURES, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----


INDEPENDENT AUDITOR'S REPORT                                               F-1
-------------------------------------------------------------------------------


BALANCE SHEET                                                              F-2
-------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS                                                   F-3
-------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY                                         F-4
-------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS                                                   F-5
-------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS                                              F-6
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OXFORD VENTURES, INC.
MESA, ARIZONA

We have audited the accompanying balance sheet of Oxford Ventures, Inc., Inc. (a Nevada corporation in the development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and for the period from September 17, 1987 (inception) through December 31, 2003 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Ventures, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended and for the period from September 17, 1987 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. The Company has incurred losses since inception. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Braverman & Company, P.C.
Prescott, Arizona

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
                                     ------


CURRENT ASSETS-
  Cash                                                                $     872
  Deferred charge                                                        12,228
                                                                      ----------

          Total  current assets                                          13,099

Other Assets-deposits                                                    10,600
                                                                      ----------

                                                                      $  23,699
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
  Accrued payroll                                                     $   5,000
  Shareholder advances and accruals                                      19,745
                                                                      ----------

          Total  current liabilities                                     24,745
                                                                      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
        authorized, 147,917,848 issued                                  147,918
       140,117,848 outstanding
     Paid-in capital                                                    648,853
     Contributed capital                                                 10,950
     Subscriptions receivable                                          (132,185)
     Distributions in excess of legally stated capital                  (70,982)
    (Deficit) accumulated during the development stage                 (605,600)
                                                                      ----------

          Total Stockholders' Equity (Deficit)                           (1,046)
                                                                      ----------

                                                                      $  23,699
                                                                      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                        OXFORD VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS


                                                                                       CUMULATIVE
                                                                                          FROM
                                                                                      SEPTEMBER 17,
                                                                                          1987
                                                            FOR THE YEARS ENDED        (INCEPTION)
                                                               DECEMBER 31,                TO
                                                      -----------------------------    DECEMBER 31,
                                                          2003            2002            2003
                                                      -------------   -------------   -------------

REVENUE                                               $         --    $         --    $         --
                                                      -------------   -------------   -------------

EXPENSES:
      General and administrative                            31,576          22,516         127,544
      Equity in (loss) of unconsolidated subsidiary                                         34,301
      Research and development                             443,750                         443,750
      Interest                                                                (168)              5
                                                      -------------   -------------   -------------

          Total Expenses                                   475,326          22,348         605,600
                                                      -------------   -------------   -------------

NET (LOSS)                                            $   (475,326)   $    (22,348)   $   (605,600)
                                                      =============   =============   =============

Basic and dilited net (loss) per common share         $      (0.01)         *
                                                      =============   =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                            34,357,193      22,359,255
                                                      =============   =============

*         less than $(.01) per share

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 F-3

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK
                                 -------------------------     PAID-IN    CONTRIBUTED
                                    SHARES        AMOUNT       CAPITAL      CAPITAL
                                 -------------   ----------   ----------   ----------

BALANCE, AT INCEPTION                      --    $      --    $      --    $      --
  Stock issued for services        30,786,970       30,787           --           --
  Reverse stock split 600
    for 1                         (30,733,239)     (30,733)      30,733           --
  Net (loss) for the year                  --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1997             53,731           54       30,733           --
  Stock issued in a private
   placement in August 1998,
   net of offering costs
   of $5,700                        5,070,000        5,070        4,440           --
  Net (loss) for the year                  --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1998          5,123,731        5,124       35,173           --

  Net (loss) for the year                  --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 1999          5,123,731        5,124       35,173           --

 Stock issued at $.01,
   October 12, 2000                 4,772,390        4,772       42,952           --
 Contributed capital                       --           --           --        3,700
 Net (loss) for the year                   --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 2000          9,896,121        9,896       78,125        3,700

Stock issued November 15 to
 acquire subsidiary company           500,000          500           --           --
Stock issued for services at
  $.01 on November 15, 2001           250,000          250        2,250           --
 Contributed capital                       --           --           --        4,950
 Reverse stock split, 200 for
  1 January 4, 2002               (10,592,845)     (10,593)      10,593           --
 Net (loss) for the year                   --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 2001             53,276           53       90,968        8,650

Conversion of subordinated
   convertible debentures on
   February 8, 2002, at $.01
   per share                        1,500,000        1,500       13,500           --
Stock issued for services at
  $.02 per share on March
  4, 2002                             350,000          350        6,650           --
 Contributed capital                       --           --           --        1,200
 Net (loss) for the year                   --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 2002          1,903,276        1,903      111,118        9,850
Stock subscritions @ $.40 per
  share on October 31, 2003           600,000          600      239,400           --
Acquisition of assets @.05 per
  share on December 2, 2003         8,875,000        8,875      434,875           --
Forward stock split of 3.25
  for 1 on December 19, 2003       25,601,186       25,601      (25,601)          --
Forward stock split of 4 for
  1 on March 1, 2004              110,938,386      110,938     (110,938)          --
Contributed capital                        --           --           --        1,100
Distributions in excess of
  legally stated capital                   --           --           --           --
Net (loss) for the year                    --           --           --           --
                                 -------------   ----------   ----------   ----------

BALANCE, DECEMBER 31, 2003        147,917,848    $ 147,918    $ 648,853    $  10,950
                                 =============   ==========   ==========   ==========
                                                                          (CONTINUED)

                                              DISTRIBUTIONS  (DEFICIT)
                                               IN EXCESS    ACCUMULATED
                                   STOCK       OF LEGALLY   DURING THE
                                SUBSCRIPTIONS    STATED     DEVELOPMENT
                                 RECEIVABLE     CAPITAL        STAGE         TOTAL
                                 -----------   ----------   -----------   ----------

BALANCE, AT INCEPTION            $       --    $      --    $       --    $      --
  Stock issued for services              --           --            --       30,787
  Reverse stock split 600
    for 1                                --           --            --           --
  Net (loss) for the year                --           --       (30,787)     (30,787)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 1997               --           --       (30,787)          --
  Stock issued in a private
   placement in August 1998,
   net of offering costs
   of $5,700                             --           --            --        9,510
  Net (loss) for the year                --           --        (9,510)      (9,510)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 1998               --           --       (40,297)          --

  Net (loss) for the year                --           --       (12,050)     (12,050)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 1999               --           --       (52,347)     (12,050)

 Stock issued at $.01,
   October 12, 2000                      --           --            --       47,724
 Contributed capital                     --           --            --        3,700
 Net (loss) for the year                 --           --       (45,751)     (45,751)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 2000               --           --       (98,098)      (6,377)

Stock issued November 15 to
 acquire subsidiary company              --           --            --          500
Stock issued for services at
  $.01 on November 15, 2001              --           --            --        2,500
 Contributed capital                     --           --            --        4,950
 Reverse stock split, 200 for
  1 January 4, 2002                      --           --            --
 Net (loss) for the year                 --           --        (9,828)      (9,828)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 2001               --           --      (107,926)      (8,255)

Conversion of subordinated
   convertible debentures on
   February 8, 2002, at $.01
   per share                             --           --            --       15,000
Stock issued for services at
  $.02 per share on March
  4, 2002                                --           --            --        7,000
 Contributed capital                     --           --            --        1,200
 Net (loss) for the year                 --           --       (22,348)     (22,348)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 2002               --           --      (130,274)      (7,403)
Stock subscritions @ $.40 per
  share on October 31, 2003        (132,185)          --            --      107,815
Acquisition of assets @.05 per
  share on December 2, 2003              --           --            --      443,750
Forward stock split of 3.25
  for 1 on December 19, 2003             --           --            --           --
Forward stock split of 4 for
  1 on March 1, 2004                     --           --            --           --
Contributed capital                      --           --            --        1,100
Distributions in excess of
  legally stated capital                 --      (70,982)           --      (70,982)
Net (loss) for the year                  --           --      (475,326)    (475,326)
                                 -----------   ----------   -----------   ----------

BALANCE, DECEMBER 31, 2003       $ (132,185)   $ (70,982)   $ (605,600)   $  (1,046)
                                 ===========   ==========   ===========   ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       F-4

                                   OXFORD VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                                   CUMULATIVE
                                                                                      FROM
                                                                                  SEPTEMBER 17,
                                                                                      1987
                                                           FOR THE YEARS ENDED    (INCEPTION)
                                                                DECEMBER 31,           TO
                                                         -----------------------  DECEMBER 31,
                                                            2003         2002         2003
                                                         ----------   ----------   ----------
OPERATING ACTIVITIES:

      Net (loss) from operations                         $(475,326)   $ (22,348)   $(605,600)
          Contributed capital                                1,100        1,200       10,950
          Impairment loss provided by stock issuance                                     500
          Stock issued for services                                       7,000       40,287
          Stock issued for technology                      443,750                   443,750
      Adjustments to reconcile net (loss) to
         net cash used by operating activities:
          Changes in:
                 Trust funds                                   989       11,313           --
                 Deferred charge                           (12,228)          --      (12,228)
                 Accounts payable                             (503)         503           --
                 Accrued payroll                             2,500        2,332        5,000
                                                         ----------   ----------   ----------

          Net Cash (Used) by Operating Activities          (39,717)          --     (117,340)
                                                         ----------   ----------   ----------

INVESTING ACTIVITIES:
      Increase in deposits                                 (10,600)          --      (10,600)
                                                         ----------   ----------   ----------

          Net Cash (Used) by Financing Activities          (10,600)          --      (10,600)
                                                         ----------   ----------   ----------

 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures          --           --       15,000
     Shareholder advances and loans                         14,356           --       19,745
     Distributions in excess of legally stated capital     (70,982)          --      (70,982)
     Proceeds from common stock                            107,815           --      165,049
                                                         ----------   ----------   ----------

          Net Cash From Financing Activities                51,189           --      128,812
                                                         ----------   ----------   ----------


NET INCREASE IN CASH                                           872           --          872

CASH, beginning of period                                       --           --           --
                                                         ----------   ----------   ----------

CASH, end of period                                      $     872    $      --    $     872
                                                         ==========   ==========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
          Stock issued for loan reductions                            $  15,000    $  34,745
                                                                      ==========   ==========
          Stock subscriptions                            $ 132,185                 $ 132,185
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

In December 2003, the Company acquired technology in process of development in the entertainment industry from several persons in exchange for a majority interest in the Company. The Company's year-end is December 31.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception, has a negative working capital and a marginal stockholders' equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital and/or achieve profitable operations. Management's plan is to development the technology recently acquired through additional private placements. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, the majority of expenses incurred through December 2, 2003, were deferred as start up costs as the Company did not commence its business activities until then. Such costs are amortizable over a 60-month period or permanently capitalized.

LOSS PER COMMON SHARE

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to stock splits.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred, a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software and hardware development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized if material. To date, no research and development costs were incurred subsequent to technological feasibility, therefore none have been capitalized as of December 31, 2003.

NOTE 2 - COMMITMENTS

Effective in January 2004, the Company entered into a 5 year lease of office and plant facilities in Mesa Arizona for the development and manufacture of the technology acquired in December 2003. Minimum lease rentals are $8,287.50 per month or $99,450 per year plus an annual adjustment of 3% per year beginning in the second year of the lease over the 5 year term of the lease, except for a 3 month period in early 2004 of the lease, wherein the rentals are 1/2 of the regular monthly rental. An option to renew is available for another 5 years at $9,800 per month. A rental deposit of $10,000 and the lease payment for January 2004 were paid in December 2003. No rent expense was recorded in 2003 or 2002 except for office overhead referred to in Note 2 above. The following are the minimum lease rentals for the calendar years ending December 31:

2005                    $102,434
2006                    $105,507
2007                    $108,672
2008                    $111,932
2009                    $115,290

NOTE 3 - RELATED PARTY TRANSACTIONS

SHAREHOLDER ADVANCES

Since inception, an attorney/shareholder of the Company received and disbursed on behalf of the Company, amounts as needed on a non-interest bearing and unsecured basis. A total of $4,356 was additionally advanced during 2003, bringing to $9,745, the total he was owed as of December 31, 2003.

ACCRUED LEGAL FEES

The Company accrued as of December 31, 2003, legal fees to an attorney/shareholder he had earned of $10,000 during 2003 in connection with the acquisition of the aforementioned entertainment technology on December 2, 2003, the related agreements and corporate documents, and the filing required by the Securities and Exchange Commission on Form 8-K.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCKHOLDERS' EQUITY

ACQUISITION OF TECHNOLOGY

On December 2, 2003 the Company issued 115,375,000 shares of restricted common shares valued by the Board of Directors at approximately $.004 per share or $443,750, in connection with the acquisition of entertainment technology which was in the early stage of development. Accordingly, the entire purchase price was charged to R&D expense in accordance with FASB No. 2.

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

To enable the Company to pay for the costs and expenses in connection with this acquisition, it had arranged a private placement of 7,800,000 shares of its restricted common stock with an investment banker for $240,000, or approximately $.03 per share, of which $107, 815 was received as of December 31, 2003. The balance owing on the shares subscribed of $132,185 is a subscription receivable, classified as a reduction of stockholders' equity, and all of the underlying shares are treated as shares issued, but not outstanding as of that date.

Included in the total cash disbursed from the proceeds received from the investment banker was $70,982 classified in shareholders' equity as "Distributions in excess of legally stated capital", representing reimbursement for the technology costs incurred by or for them. Since the Company has written off the value of all of the restricted shares of common stock issued on December 2, 2003 as the total consideration paid for the technology, the additional cash paid to them or their assigns was not considered to be research and development costs incurred by the Company.

STOCK SPLIT

On December 19, 2003, the Board of Directors approved a 3.25 for 1 forward stock split.

CONTRIBUTED CAPITAL

Contributed capital since 1999 of $10,950 consists of management services of $6,250 and office expenses of $4,700 contributed by management, based on their respective fair values, of which $1,200 and $1,100 were contributed in the years 2003 and 2002, respectively, for office overhead.

NOTE 5 - INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has net operating loss carryovers for income tax purposes of $503,239 as of December 31, 2003, which begin expiring in 2020, $ 34,138, 2021, $668, and 2023, $468,433.
The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES (CONTINUED)

                                               Deferred   Valuation
                                              Tax Assets  Allowance    Balance
                                              ----------  ----------  ----------
    Deferred tax assets at December 31, 2002  $  40,944   $ (40,944)  $       0
    Additions for 2003                          164,586    (164,586)          0
                                              ----------  ----------  ----------

    Deferred tax assets at December 31, 2003  $ 205,530   $(205,530)  $       0
                                              ==========  ==========  ==========

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                                  2003     2002
                                                                 -----    -----

Expected income tax (benefit) at federal statutory tax rate       34%      34%
Valuation allowance                                              (34)%    (34)%
                                                                 -----    -----
Actual income tax (benefit)                                        0%       0%
                                                                 =====    =====


In accordance with FASB #109, the valuation allowance was based on the results of operations as of December 31, 2003.


NOTE 6 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148     ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE

 Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149     AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150     Financial Instruments with Characteristics of both Liabilities and EQUITY This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

INTERPRETATION NO. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.


NOTE 7 - SUBSEQUENT EVENTS

STOCKHODERS' EQUITY

On March 1, 2004, the Board of Directors approved a 4 for 1 forward stock split and an increase in the authorized shares to 400 million from 100 million. Accordingly, loss per share for 2003 and the comparative year 2002, and all references to shares issued in the Notes to financial statements herein give effect to the forward stock split on December 19, 2003 and this one, as if they both had occurred in 2003.

PENDING ACQUISITION AND FINANCING

The Company is planning to acquire the operating assets of a newly established sports bar and grill in the Phoenix area to be used as a test facility in connection with its entertainment technology under development. It is estimated the acquisition will cost approximately $400,000 and is being financed through additional equity capital raised by the Company subsequent to December 31, 2003.