Form 10QSB
period 2004-03-31
OXFORD VENTURES INC
filed 2004-05-27
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ____________ to ____________ Commission file number: 0-49670

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

                                 (480) 924-4123
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                      148,017,848
               (Class)                    (Outstanding as of May 21, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             OXFORD VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets
         March 31, 2004 (unaudited) and December 31, 2003...................F-1

         Unaudited Condensed Statements of Operations for the three months ended March 31, 2004 and 2003, and cummulative from inception on September 17, 1987 through March 31, 2004.............F-2

         Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and cummulative from inception on September 17, 1987 through March 31, 2004.............F-3

         Statement of Stockholders' equity for the period from
         inception on September 17, 1987 through March 31, 2004
         (unaudited)........................................................F-4

         Notes to Financial Statements (unaudited)..........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................5

Item 2.  Change in Securities...............................................5

Item 3.  Defaults upon Senior Securities....................................5

Item 4.  Submission of Matters to a Vote of Security Holders................5

Item 5.  Other Information..................................................5

Item 6.  Exhibits and Reports on Form 8-K...................................5

Signatures..................................................................5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   OXFORD VENTURES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED BALANCE SHEETS

                                                              MARCH 31,        DECEMBER 31,
                                                                2004              2003
                                                            -------------     -------------

                                           ASSETS
                                           ------

CURRENT ASSETS
  Cash                                                      $     45,244      $        872
  Loan receivable                                                 15,000                --
  Prepaid expense                                                  7,764                --
  Deferred charge                                                     --            12,228
                                                            -------------     -------------

         Total  current assets                                    68,008            13,099

EQUIPMENT, AT COST                                                10,368                --


Other Assets-deposits                                            135,700            10,600
                                                            -------------     -------------

                                                            $    214,076      $     23,699
                                                            =============     =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------


CURRENT LIABILITIES
  Accrued payroll                                           $         --      $      5,000
  Accounts payable                                                19,312                --
  Accounts payable-related party                                  14,881                --
  Shareholder advances                                            62,561            19,745
                                                            -------------     -------------

         Total  current liabilities                               96,754            24,745
                                                            -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
       authorized, 148,017,848 issued and outstanding, 2004
       147,917,848 issued, 140,117,848 outstanding, 2003         148,018           147,918
     Paid-in capital                                             747,753           648,853
     Contributed capital                                          10,950            10,950
     Subscriptions receivable                                         --          (132,185)
     Distributions in excess of legally stated capital           (70,982)          (70,982)
     (Deficit) accumulated during the development stage         (718,417)         (605,600)
                                                            -------------     -------------

         Total Stockholders' Equity (Deficit)                    117,322            (1,046)
                                                            -------------     -------------

                                                            $    214,076      $     23,699
                                                            =============     =============

                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                            F-1

                                           OXFORD VENTURES, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                                              CUMMULATIVE
                                                                                                  FROM
                                                                                              SEPTEMBER 17,
                                                                                                  1987
                                                               THREE MONTHS ENDED              (INCEPTION)
                                                                    MARCH 31,                      TO
                                                       ---------------------------------        MARCH 31,
                                                            2004               2003               2004
                                                       --------------     --------------     --------------
                                                                                               (UNAUDITED)
REVENUE                                                $          --      $          --      $          --
                                                       --------------     --------------     --------------

EXPENSES:
     General and administrative                               67,267              1,157            194,811
     Equity in (loss) of unconsolidated subsidiary                --                 --             34,301
     Research and development                                 45,549                 --            489,299
     Interest                                                     --                 --                  5
                                                       --------------     --------------     --------------

           Total Expenses                                    112,817              1,157            718,417
                                                       --------------     --------------     --------------

NET (LOSS)                                             $    (112,817)     $      (1,157)     $    (718,417)
                                                       ==============     ==============     ==============

NET (LOSS) PER COMMON SHARE-BASIC                              *                 *
                                                       ==============     ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                             140,251,181         24,742,588
                                                       ==============     ==============

* less than $.01 per share

                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    F-2

                                               OXFORD VENTURES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                      CUMMULATIVE
                                                                                                          FROM
                                                                                                      SEPTEMBER 17,
                                                                                                          1987
                                                                      THREE MONTHS ENDED               (INCEPTION)
                                                                           MARCH 31,                       TO
                                                               ---------------------------------        MARCH 31,
                                                                    2004               2003               2004
                                                               --------------     --------------     --------------
OPERATING ACTIVITIES:
      Net (loss) from operations                               $    (112,817)     $      (1,157)     $    (718,417)
             Contributed capital                                          --                300             10,950
             Impairment loss provided by stock issuance                   --                 --                500
             Stock issued for services                                    --                 --             40,287
             Stock issued for technology                                  --                 --            443,750
      Adjustments to reconcile net (loss) to net cash used
         by operating activities:
             Changes in:
                    Prepaid expense                                   (7,764)                --             (7,764)
                    Deferred charge                                   12,228                 --                 --
                    Accounts payable                                  34,193                (58)            34,193
                    Accrued payroll                                   (5,000)               625                 --
                                                               --------------     --------------     --------------

             Net Cash (Used) by Operating Activities                 (79,161)              (290)          (196,501)
                                                               --------------     --------------     --------------

INVESTING ACTIVITIES:
      Loans receivable                                               (15,000)                --            (15,000)
      Equipment                                                      (10,368)                --            (10,368)
      Increase in deposits                                          (125,100)                --           (135,700)
                                                               --------------     --------------     --------------

             Net Cash (Used) by Financing Activities                (150,468)                --           (161,068)
                                                               --------------     --------------     --------------

 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures                    --                 --             15,000
     Shareholder advances and loans                                   42,816                290             62,561
     Distributions in excess of legally stated capital                    --                 --            (70,982)
     Proceeds from common stock,net                                  231,185                 --            396,234
                                                               --------------     --------------     --------------

             Net Cash From Financing Activities                      274,001                290            402,813
                                                               --------------     --------------     --------------


NET INCREASE IN CASH                                                  44,372                 --             45,244

CASH, beginning of period                                                872                 --                 --
                                                               --------------     --------------     --------------

CASH, end of period                                            $      45,244      $          --      $      45,244
                                                               ==============     ==============     ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
             Stock issued for loan reductions                                                        $      34,745
                                                                                                     ==============

                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        F-3

                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               DISTRIBUTIONS  (DEFICIT)
                                                                                      STOCK      IN EXCESS   ACCUMULATED
                                       COMMON STOCK                       CONTRI-   SUBSCRIP-   OF LEGALLY   DURING THE
                                --------------------------    PAID-IN      BUTED      TIONS       STATED     DEVELOPMENT
                                    SHARES        AMOUNT      CAPITAL     CAPITAL   RECEIVABLE    CAPITAL       STAGE       TOTAL
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------
BALANCE, AT INCEPTION                     --    $      --    $      --    $    --   $      --    $     --    $      --    $      --
  Stock issued for services       30,786,970       30,787           --         --          --          --           --       30,787
  Reverse stock split 600 for 1  (30,733,239)     (30,733)      30,733         --          --          --           --           --

  Net (loss) for the year                 --           --           --         --          --          --      (30,787)     (30,787)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31, 1997            53,731           54       30,733         --          --          --      (30,787)          --
 Stock issued in a private
   placement in August 1998,
   net of offering costs
   of $5,700, $.003 per share      5,070,000        5,070        4,440         --          --          --           --        9,510
 Net (loss) for the year                  --           --           --         --          --          --       (9,510)      (9,510)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31,1998          5,123,731        5,124       35,173         --          --          --      (40,297)          --

 Net (loss) for the year                  --           --           --         --          --          --      (12,050)     (12,050)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31,1999          5,123,731        5,124       35,173         --          --          --      (52,347)     (12,050)

 Stock issued at $.01,
   October 12, 2000                4,772,390        4,772       42,952         --          --          --           --       47,724
 Contributed capital                      --           --           --      3,700          --          --           --        3,700
 Net (loss) for the year                  --           --           --         --          --          --      (45,751)     (45,751)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31,2000          9,896,121        9,896       78,125      3,700          --          --      (98,098)      (6,377)

Stock issued November 15 to
 acquire subsidiary company          500,000          500           --         --          --          --           --          500
Stock issued for services at
 $.01 on November 15 2001            250,000          250        2,250         --          --          --           --        2,500
 Contributed capital                      --           --           --      4,950          --          --           --        4,950
 Reverse stock split, 200
  for 1 January 4, 2002          (10,592,845)     (10,593)      10,593         --          --          --           --           --
 Net (loss) for the year                  --           --           --         --          --          --       (9,828)      (9,828)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31, 2001            53,276           53       90,968      8,650          --          --     (107,926)      (8,255)

Conversion of subordinated
  convertible debentures
  on February 8, 2002, at
  $.01 per share                   1,500,000        1,500       13,500         --          --          --           --       15,000
Stock issued for services
  at $.02 per share
  on March 4, 2002                   350,000          350        6,650         --          --          --           --        7,000
 Contributed capital                      --           --           --      1,200          --          --           --        1,200
 Net (loss) for the year                  --           --           --         --          --          --      (22,348)     (22,348)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31, 2002         1,903,276        1,903      111,118      9,850          --          --     (130,274)      (7,403)

Stock subscriptions @ $.40 per
  share on October 31, 2003          600,000          600      239,400         --    (132,185)         --           --      107,815
Acquisition of assets @.05 per
  share on December 2, 2003        8,875,000        8,875      434,875         --          --          --           --      443,750
Forward stock split of 3.25
  for 1 on December 19, 2003      25,601,186       25,601      (25,601)        --          --          --           --           --
Forward stock split of 4 for
  1 on March 1, 2004             110,938,386      110,938     (110,938)        --          --          --           --           --
Contributed capital                       --           --           --      1,100          --          --           --        1,100
Distributions in excess of
  legally stated capital                  --           --           --         --          --     (70,982)          --      (70,982)
Net (loss) for the year                   --           --           --         --          --          --     (475,326)    (475,326)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------

BALANCE, DECEMBER 31, 2003       147,917,848      147,918      648,853     10,950    (132,185)    (70,982)    (605,600)      (1,046)
  (UNAUDITED)
Collection of stock
   subscriptions                          --           --           --         --     132,185          --           --      132,185
 Proceeds from stock issuance
  at $.04 per share on net of
  offering costs of $1,000
  March 23, 2004                      40,000           40       39,460         --          --          --           --       39,500
  March 29, 2004                      60,000           60       59,440         --          --          --           --       59,500
Net (loss) for the quarter                --           --           --         --          --          --    (112,816.61)  (112,817)
                                -------------   ----------   ----------   --------  ----------   ---------   ----------   ----------
BALANCE MARCH 31, 2004
  (UNAUDITED)                    148,017,848    $ 148,018    $ 747,753    $10,950   $      --    $(70,982)   $(718,417)   $ 117,322
                                =============   ==========   ==========   ========  ==========   =========   ==========   ==========

                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                F-4

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended December 31, 2003.

Note 2. DEBT AND EQUITY FINANCING

The Company received two private placements during the quarter totaling $100,000 for common stock at $.04 per share. In May 2004, the Company entered into an agreement which provides, among other things, that it is to be advanced $80,000 as part of bridge financing relating to a convertible security to be issued to an investment banking firm, totaling up to $500,000. Of that total, a disbursement of $225,000 is subject to the filing of a registration statement, and $150,000 is subject to the successful completion of a registration statement. In addition, the Company is to pay additional compensation of 5% of the gross proceeds of each advance.

For each $100,000 of the convertible security the investor exercises its right of redemption to, a warrant to purchase 50,000 shares of the Company's common stock will be issued which will have "piggy-back" registration rights for a period of two years from the closing date. The redemption price of the convertible is either a fixed price based on 120% of the volume weighted average price on the closing date or 80% of the lowest daily volume weighted average price of the common stock for the 5 trading days immediately preceding the conversion date. The exercise price of the warrants shall be at the fixed price as stated herein. All of the Company's assets will collateralize the convertible security on a first priority basis.

The investment banking firm is to commit to purchase up to 10 million dollars of common stock over the course of 24 months after an effective registration of the shares.

The purchase price of the common stock is set at 100% of the market price.

The Company is to issue approximately 7,100,000 shares of restricted common stock upon closing, as additional consideration for the transaction which was completed on May 20, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The Company's main goals are to:
                  --------------------------------
         1. Successfully launch the company, and its products and services.
         2.       Achieve and/or exceed our product placement objectives.
         3. Successfully establish a video game reality driving league throughout the United States.
         4. Solidly establish the Xtreme Games brand and product awareness.
         5. Become the pre-eminent supplier of video game reality racing games.
         6. Establish a successful strategic partnership with vendors that can enhance the company's product or marketing infrastructure.
         7. Provide NASCAR racing fans with an intense, larger-than-life racing experience in their own home towns.

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

Xtreme Games' Racing simulator is comprised of a full-size NASCAR racecar body, complete with a roll cage and safety net. Front and rear windows have been blacked out to create a total focus on the computer monitor set in front of the wind-shield, right in front of the driver. A "plug and play" computer system serves as the engine that drives the video, sound effects, special effects and the specific racing footage to which the driver must respond. As "drivers" brake and steer, those commands are reflected in a force feedback in the steering wheel, and the actual movements of the car - which can replicate braking, banking, turning and more.

Computer hardware and software systems that drive the simulator have been hand-picked, and incorporate both off-the-shelf, PC-based software for the racing action and customized software and hardware for the steering/acceleration and hydraulic interface.

Xtreme Games also is currently utilizing a PC game steering wheel from Logitech. This steering wheel is a proven consumer-grade game steering wheel designed for PC use. In conjunction with the exclusive technology designed by Xtreme Games the benefits to the simulator are:

         1. The motion platform interface between the software and simulator.
         2.       Forced feed-back to a racing steering column.
         3. Acceleration and braking interface between the software and simulator

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended March 31, 2004, the Company posted a loss of $79,161, compared to a loss of $290 for the quarter ended March 31, 2003.

The Company's main focus during the quarter ended March 31, 2004 has been to develop the business of marketing and distributing race car simulator games.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $112,817 during the quarter ended March 31, 2004, compared to $1,157 for the quarter ended March 31, 2003. The increase in 2004 is due to increased operations within the Company.

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the quarter ended March 31, 2004 to $45,549 compared to $0 for the quarter ended March 31, 2003. The increase in 2004 resulted from the Company's acquisition of Xtreme Games and the development of that business.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital of $117,322 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $489,299 in research and development of its product.

In order to initiate marketing and launch its product, the Company anticipates it will require approximately $200,000 in the coming year. These funds could be provided through additional financing.

Future development
------------------

The Company is continuing with the research and development of its Xtreme Game entertainment technology in Mesa, Arizona. Its activities and primary focus is to complete the technology and to raise the required funds through a registration statement, with which to proceed with the eventual completion, production and placement of its product in sports bars throughout the United States. It has recently obtained funds which will enable it to continue its research and development process, however, it is dependent on the successful completion of its present and anticipated equity financing efforts to continue in existence.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of March 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1   (a)       Articles of Incorporation dated September 17, 1987
         3.1.2   (a)       Articles of Amendment dated December 17, 1990
         3.1.3   (a)       Articles of Amendment dated April 16, 1993
         3.1.4   (a)       Articles of Amendment dated August 19, 1999
         3.1.5   (a)       Articles of Amendment dated March 13, 2000
         3.1.6   (a)       Articles of Amendment dated January 30, 2002
         3.2     (a)       Bylaws
         32.1              Section 302 Certification
         99.1              Section 906 Certification of CEO
         99.2              Section 906 Certification of CFO
         ______________

         (a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

         (b) Reports on Form 8-K filed during the three months ended March 31, 2004.

                  No Current Reports on Form 8-K were filed during the three months ended March 31, 2004



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 26, 2004                          Oxford Ventures, Inc.

                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President