Form 10QSB
period 2004-06-30
OXFORD VENTURES INC
filed 2004-09-16
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

         Condensed Balance Sheets
         June 30, 2004 (unaudited) and December 31, 2003...................F-1

         Unaudited Condensed Statements of Operations for the three months ended June 30, 2004, and cummulative from
         inception on September 17, 1987 through June 30, 2004.............F-2

         Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2004 and 2003, and cummulative from
         inception on September 17, 1987 through June 30, 2004.............F-3

         Statement of Stockholders' equity for the period from
         inception on September 17, 1987 through June 30, 2004
         (unaudited).......................................................F-4

         Notes to Financial Statements (unaudited).........................F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation...........3

Item 3.  Controls and Procedures.............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................5

Item 2.  Change in Securities................................................5

Item 3.  Defaults upon Senior Securities.....................................5

Item 4.  Submission of Matters to a Vote of Security Holders.................5

Item 5.  Other Information...................................................5

Item 6.  Exhibits and Reports on Form 8-K....................................5

Signatures...................................................................5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                              JUNE 30,      DECEMBER 31,
                                                                2004            2003
                                                             -----------    -----------
         ASSETS                                              (UNAUDITED)     Restated
                                                             -----------    -----------
CURRENT ASSETS-
  Cash                                                       $    20,637    $       872
  Loan receivable                                                 15,000
  Prepaid expenses                                                 8,670
  Deferred charge                                                                12,228
                                                             -----------    -----------
        Total  current assets                                     44,307         13,099
                                                             -----------    -----------

EQUIPMENT, AT COST                                                12,212
                                                             -----------    -----------
OTHER ASSETS
  Related party advances                                         255,800
  DEFERRED OFFERING COSTS                                         71,511
  Deferred financing costs, net                                   35,937
  DEPOSITS                                                        10,700         10,600
                                                             -----------    -----------
                                                                 373,948         10,600
                                                             -----------    -----------
                                                             $   430,467    $    23,699
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $    92,017    $        --
Accounts payable- related parties                                 14,881
Accrued liabilities                                               16,135          5,000
Shareholder advances                                             122,558         19,745
                                                             -----------    -----------
        Total  current liabilities                               245,591         24,745
                                                             -----------    -----------
Convertible Debenture                                            350,000
                                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
        authorized, 148,167,848 issued 2004,
       147,917,848 issued 2003                                   148,168        147,918
     Paid-in capital                                             747,603        648,853
     Contributed capital                                          10,950         10,950
     Subscriptions receivable                                   (132,185)
    (Deficit) accumulated during the development stage        (1,071,844)      (676,582)
                                                             -----------    -----------
        Total Stockholders' Equity (Deficit)                    (165,124)        (1,046)
                                                             -----------    -----------
                                                             $   430,467    $    23,699
                                                             ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                       CUMMULATIVE
                                                                                                           FROM
                                                                                                       SEPTEMBER 17,
                                                                                                           1987
                                             THREE MONTHS ENDED             SIX MONTHS ENDED           (INCEPTION)
                                                   JUNE 30,                      JUNE 30,                   TO
                                        -----------------------------   --------------------------       JUNE 30,
                                           2004              2003          2004           2003             2004
                                        -----------       -----------   ------------   -----------     -------------
                                                                                                       (UNAUDITED)
REVENUE                                 $        -        $        -    $         -    $        -      $          -
                                        -----------       -----------   ------------   -----------     -------------

EXPENSES:
     General and administrative            124,869             2,384        191,786         3,543           319,330
     Equity in (loss) of unconsolidated subsidiary                                                           34,301
     Depreciation                              677                              677                             677
     Research and development              152,392                          197,941                         712,673
    Amortization of financing costs          1,563                            1,563                           1,563
     Interest                                2,945                            3,295                           3,300
                                        -----------       -----------   ------------   -----------     -------------

        Total Expenses                     282,446             2,384        395,262         3,543         1,071,844
                                        -----------       -----------   ------------   -----------     -------------

NET (LOSS)                              $ (282,446)       $   (2,384)   $  (395,262)   $   (3,543)     $ (1,071,844)
                                        ===========       ===========   ============   ===========     =============

BASIC NET (LOSS) PER COMMON SHARE            *                 *             *              *
                                        ===========       ===========   ============   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING            148,167,848       24,742,848    148,084,515    24,742,848
                                        ===========       ===========   ============   ===========

* less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 CUMMULATIVE
                                                                                    FROM
                                                                                 SEPTEMBER 17,
                                                           SIX MONTHS ENDED TO      1987
                                                                JUNE 30,         (INCEPTION)
                                                        -----------------------    JUNE 30,
                                                          2004         2003          2004
                                                        ---------    ----------   -----------
OPERATING ACTIVITIES:
      Net (loss) from operations                       $(395,262)    $  (3,543)  $(1,071,844)
          Contributed capital                                              600        10,950
          Impairment loss provided by stock issuance                                     500
          Stock issued for services                                                   40,287
          Stock issued for technology                                                443,750
          Depreciation and amortization                    2,240                       2,240
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
          Changes in:
                 Prepaid expense                          (8,670)                     (8,670)
                 Deferred charge                          12,228                           -
                 Accounts payable                        106,898          (203)      106,898
                 Accrued liabilities                      11,135         1,250        16,135
                                                        ---------    ----------   -----------
          Net Cash (Used) by Operating Activities       (271,432)       (1,896)     (459,755)
                                                        ---------    ----------   -----------
INVESTING ACTIVITIES:
      Increase in loans receivable                       (15,000)                    (15,000)
      Increase in equipment                              (12,889)                    (12,889)
      Increase in related party advances                (255,800)                   (255,800)
      Increase in deferred offering costs                (71,511)                    (71,511)
      Increase in financing costs                        (37,500)                    (37,500)
      Increase in deposits                                  (100)                    (10,700)
                                                        ---------    ----------   -----------

          Net Cash (Used) by Financing Activities       (392,800)                   (403,400)
                                                        ---------    ----------   -----------
FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures   350,000                     365,000
     Shareholder advances and loans                      102,813         1,896       122,558
     Proceeds from common stock,net                      231,185                     396,234
                                                        ---------    ----------   -----------

          Net Cash From Financing Activities            s683,998         1,896       883,792
                                                        ---------    ----------   -----------

NET INCREASE IN CASH                                      19,765             -        20,637

CASH, beginning of period                                    872                           -
                                                        ---------    ----------   -----------

CASH, end of period                                     $ 20,637     $       -    $   20,637
                                                        =========    ==========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
          Stock issued for loan reductions                                        $   34,745
                                                                                  ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            (DEFICIT)
                                                                                                             ACCUMU-
                                                                                                              LATED
                                                                                                              DURING
                                                                                                  STOCK        THE
                                                        COMMON STOCK                  CONTRI-   SUBSCRIP-    DEVELOP-
                                                    ---------------------   PAID-IN    BUTED      TIONS        MENT
                                                      SHARES     AMOUNT     CAPITAL   CAPITAL  RECEIVABLE     STAGE        TOTAL
                                                    ----------- ---------  --------- --------- ----------  -----------   ----------
BALANCE, AT INCEPTION                                         -  $      -  $       - $       -  $       -  $         -   $        -
  Stock issued for services @$.1134 per share             3,492         3     30,784                                         30,787
  Net (loss) for the year                                                                                      (30,787)     (30,787)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31, 1997                                3,492         3     30,784         -          -      (30,787)           -
  Stock issued in a private placement @ $.0288
   per share in August 1998, net of offering
   costs of $5,700                                      330,400       330      9,180                                          9,510
  Net (loss) for the year                                                                                       (9,510)      (9,510)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31,1998                               333,892       334     39,963         -          -      (40,297)           -

  Net (loss) for the year                                                                                      (12,050)     (12,050)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31,1999                               333,892       334     39,963         -                 (52,347)     (12,050)

 Stock issued at $.01 per share, October 12, 2000      310,2050       310     47,414                                         47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                       (45,751)     (45,751)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31,2000                               644,098       644     87,377     3,700          -      (98,098)      (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                              32,500        33        468                                            500
Stock issued for services at $.01 per share
  on November 15 2001                                    16,250        16      2,484                                          2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                        (9,828)      (9,828)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31, 2001                              692,848       693     90,328     8,650          -     (107,926)      (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share         19,500,000    19,500     (4,500)                                        15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                    4,550,000     4,550      2,450                                          7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                       (22,348)     (22,348)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31, 2002                           24,742,848    24,743     88,278     9,850          -     (130,274)      (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                                 7,800,000     7,800    232,200             (132,185)                  107,815
Acquisition of assets @ $.0038 per share on
  December 2, 2003                                  115,375,000   115,375    328,375                                        443,750
Contributed capital                                                                      1,100                                1,100
Distributions in excess of legally stated capital                                                                                 -
Net (loss) for the year                                                                                       (546,308)    (546,308)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE, DECEMBER 31, 2003- RESTATED                147,917,848   147,918    648,853    10,950   (132,185)    (676,582)      (1,046)
(UNAUDITED)
Collection of stock subscriptions                                                                 132,185                   132,185
 Proceeds from stock issuance at $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                        100,000       100     39,400                                         39,500
  March 29, 2004                                        150,000       150     59,350                                         59,500
Net (loss) for the six months                                                                                 (395,262)    (395,262)
                                                    ----------- ---------  --------- ---------  --------   -----------   ----------

BALANCE JUNE 30, 2004 (UNAUDITED)                   148,167,848 $ 148,168  $ 747,603 $  10,950  $      -   $(1,071,844)  $ (165,124)
                                                    =========== =========  ========= =========  ========   ===========   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Oxford believes that the second generation simulator reached technological feasibility, and is ready for Beta testing. Oxford anticipates being ready to roll out the simulator with relatively little additional development work in the 4th Quarter 2004. The costs of continuing development of the initial prototype simulator and of the second generation simulator have been significant and the efforts expended considerable.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended June 30, 2004, the Company posted a loss of $79,161, compared to a loss of $290 for the quarter ended March 31, 2003.

The Company's main focus during the quarter ended March 31, 2004 has been to develop the business of marketing and distributing race car simulator games.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $124,869 during the quarter ended June 30, 2004, compared to $2,384 for the quarter ended June 30, 2003. The increase in 2004 is due to increased operations within the Company.

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the quarter ended June 30, 2004 to $152,392 compared to $0 for the quarter ended June 30, 2003. The increase in 2004 resulted from the Company's acquisition of Xtreme Games and the development of that business.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital of $165,124 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $712,673 in research and development of its product.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of June 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1   (a)       Articles of Incorporation dated September 17, 1987
         3.1.2   (a)       Articles of Amendment dated December 17, 1990
         3.1.3   (a)       Articles of Amendment dated April 16, 1993
         3.1.4   (a)       Articles of Amendment dated August 19, 1999
         3.1.5   (a)       Articles of Amendment dated March 13, 2000
         3.1.6   (a)       Articles of Amendment dated January 30, 2002
         3.2     (a)       Bylaws
         31                Section 302 Certification of CEO and CFO
         32                Section 906 Certification of CEO and CFO
         --------------

         (a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

         (b) Reports on Form 8-K filed during the three months ended June 30, 2004.

                  No Current Reports on Form 8-K were filed during the three months ended June 30, 2004



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 16, 2004                    Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President