Form 10KSB/A
period 2003-12-31
OXFORD VENTURES INC
filed 2004-11-15
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 First Amended

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003

                         Commission file number: 0-49670

                              OXFORD VENTURES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                          N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                 4655 East Ivy Street, Suite 101, Mesa, AZ 85215
                 -----------------------------------------------
                    (Address of principal executive offices)

                            (480) 924-4123 (Issuer's
                            ------------------------
                                telephone number)

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

Yes  [X]   No  [ ]


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]



State issuer's revenues for its most recent fiscal year.    $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003. $52,183,794

Number of outstanding shares of the registrant's par value $0.001 common stock, as of of March 1, 2004. 136,867,588.

                              OXFORD VENTURES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                         Page
                                                                         ----
                                     Part I

Item 1. Business ........................................................  3

Item 2. Properties ...................................................... 10

Item 3. Legal Proceedings ............................................... 10

Item 4. Submission of Matters of a Vote of Security Holders ............. 10

                                     Part II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters ........................................... 11

Item 6. Management's  Discussion and Analysis of Financial  Condition
          and Results of Operation ...................................... 12

Item 7. Financial Statements and Supplementary Data ..................... 14

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 14

Item 8A. Controls and Procedures ........................................ 14

                                    Part III

Item 9. Directors and Executive Officers of the Registrant, Compliance
          with Section 16(a) of the Act ................................. 16

Item 10. Executive Compensation ......................................... 17

Item 11. Security Ownership of Certain Beneficial Owners and Management . 17

Item 12. Certain Relationships and Related Transactions ................. 18

                                     Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K . 19

Item 14. Principal Accountant Fees and Services ......................... 32

Signatures .............................................................. 32

                                     Part I

ITEM 1. BUSINESS

When used in this Form 10-KSB/A, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB/A.

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

According  to  a  2002   Marquette   University   study,   the  money  spent  on
NASCAR-related merchandise was $497 million in 2001. Specifically, the break-out of spending by category is as follows:

NASCAR car parts -- $208 million
NASCAR collectibles -- $96 million
NASCAR apparel -- $72 million
NASCAR computer accessories -- $54 million
NASCAR toys --$37 million
NASCAR media (books, etc.) -- $30 million

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

----------------- -------------- --------------- -------------- --------------- -------------- --------------
    COMPANY          ONGOING       DIFFERENT       ALLIANCE     DIGITAL VIDEO   FULL-SIZE CAR   MOTION CUES
                     RACING          RACES         WITH COIN     AND SURROUND                   (VIBRATION,
                    LEAGUE TO      AVAILABLE,    OPERATOR FOR       SOUND                         PRESSURE
                     SUPPORT     DETAILED RACE       FAST                                         AGAINST
                     DRIVING        RESULTS      PLACEMENT OF                                     STEERING
                                   AVAILABLE      SIMULATORS                                       WHEEL)
                                     ONLINE
----------------- -------------- --------------- -------------- --------------- -------------- ---------------
     Xtreme             X              X               X              X               X              X
     Games
----------------- -------------- --------------- -------------- --------------- -------------- ---------------
 NASCAR Silicon                        X                              X            80% of            X
 Motor Speedway                                                                    typical
                                                                                   NASCAR
----------------- -------------- --------------- -------------- --------------- -------------- ---------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the year ended December 31, 2003, the Company posted a loss of $102,558, compared to a loss of $22,348 for the year ended December 31, 2002.


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


Research & Development Expenses
-------------------------------


Research and developmental costs increased to $70,982 during the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002. The increase in 2003 resulted primarily from the Company's acquisition of Xtreme Games and the development of that business.


Liquidity And Capital Resources
-------------------------------


Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $11,646 (current assets less current liabilities).


Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Cash requirements and need for additional funds
-----------------------------------------------


To date, the Company has invested approximately $70,982 in research and development of its product.

In order to initiate marketing and launch its product, the Company anticipates it will require approximately US$200,000 in the coming year. These funds could be provided through additional financing.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Part IV, Item 13 for Financial Statements and supplementary data.


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

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                       Age    Position
-----------------------    ---    ------------------------------------
Daniel K. Leonard           42    President, CEO, CFO, Director
Albert B. Plant             43    Secretary, Treasurer, Director
Victor G. Schaefer          68    Director
John Paul Pleskovitch       36    Director
Eric Hutton                 56    Director

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

Title of          Name and Address of      Amount of Beneficial     Percent
Class             Beneficial Owner         Interest                 of Class
--------------------------------------------------------------------------------
Common            Daniel K. Leonard        6,317,308                18.5%
                  4655 East Ivy Street
                  Suite 101
                  Mesa, AZ 85215

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2002.

Title of    Name and Address             Title           Amount of       Percent
Class                                               Beneficial Interest of Class
--------------------------------------------------------------------------------
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

This item is not applicable to this Form 10-KSB/A.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2003 are filed as part of this report.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                          PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .................. F-1

BALANCE SHEET ............................................................ F-2

STATEMENTS OF OPERATIONS ................................................. F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ....................................... F-4

STATEMENTS OF CASH FLOWS ................................................. F-5

NOTES TO FINANCIAL STATEMENTS ............................................ F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As disclosed in Notes 3 and 7 of the Notes to financial statements, the accompanying balance and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003, have been restated to give effect to the change in the value assigned to common stock issued in connection with the acquisition of research and development technology, and the reclassification of the balance in the account "Distributions in excess of legally stated capital", resulting in a reduction in net loss for the year of $372,768.

In our opinion, the financial statements referred to above, after restatement, present fairly, in all material respects, the financial position of Oxford Ventures, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended and for the period from September 17, 1987 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Braverman International, P.C.
Prescott, Arizona
April 12, 2004, except for Notes 3 and 7, as to which the date is October 22, 2004

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003





                                 ASSETS               RESTATED
                                 ------

Current Assets-
  Cash                                              $       872
  Deferred charge                                        12,228
                                                   ------------

              Total  current assets                      13,099

Other Assets-deposits                                    10,600
                                                   ------------

                                                    $    23,699
                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accrued payroll                                   $     5,000
  Shareholder advances and accruals                      19,745
                                                   ------------

              Total  current liabilities                 24,745
                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 400,000,000
    shares authorized, 147,917,847 issued               147,918
    140,117,847 outstanding
  Paid-in capital                                       205,103
  Contributed capital                                    10,950
  Subscriptions receivable                             (132,185)
  (Deficit) accumulated during the development stage   (232,832)
                                                   ------------

              Total Stockholders' Equity (Deficit)       (1,046)
                                                   ------------

                                                    $    23,699
                                                   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                                                             from
                                                                        September 17,
                                                                             1987
                                                                         (Inception)
                                                   For the Years Ended        to
                                                       December 31,      December 31,
                                               ------------------------- ------------
                                                    2003         2002          2003
                                               ------------ ------------ ------------
                                                 (Restated)               (Unaudited)
                                                                           (Restated)
REVENUE                                         $         -  $         -  $         -
                                               ------------ ------------ ------------

EXPENSES:
  General and administrative                         31,576       22,516      127,544
  Equity in (loss) of unconsolidated subsidiary                                34,301
  Research and development                           70,982                    70,982
  Interest                                                          (168)           5
                                               ------------ ------------ ------------

              Total Expenses                        102,558       22,348      232,832
                                               ------------ ------------ ------------

NET (LOSS)                                      $  (102,558) $   (22,348) $  (232,832)
                                               ============ ============ ============

Basic and dilited net (loss) per common share        *            *
                                               ============ ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                     36,307,193   22,359,255
                                               ============ ============

* less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               (Deficit)
                                                                                                              Accumulated
                                                       Common Stock                               Stock       During the
                                                ----------------------   Paid-in  Contributed  Subscriptions  Development
                                                     Shares    Amount    Capital    Capital     Receivable      Stage        Total
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, at inception                                      -  $      -  $      -  $          -  $          -  $         -  $      -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1987                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1988                                  -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1989                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1990                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1991                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1992                                 -         -         -             -             -            -         -
  Stock issued for services at par,
   January 5,  April 22 and October 22                   812         1                                                            1
  Net (loss) for the year                                                                                              (1)       (1)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1993                               812         1         -             -             -           (1)        -
  Stock issued for services at par,
   January 13, July 5                                    101         -                                                            -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
                                                         913         1         -             -                         (1)        -
Balance, December 31, 1994
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1995                               913         1         -             -             -           (1)        -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1996                               913         1         -             -             -           (1)        -
  Stock issued for services @$11.94 per
   share June 27 and July 31                           2,579         2    30,784                                             30,786
  Net (loss) for the year                                                                                         (30,786)  (30,786)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------


STATEMENT OF STOCKHOLDERS' EQUITY - continued

Balance, December 31, 1997                             3,492         3    30,784             -             -      (30,787)        -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                   330,400       331     9,179                                              9,510
  Net (loss) for the year                                                                                          (9,510)   (9,510)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,1998                            333,892       334    39,963             -             -      (40,297)        -
  Net (loss) for the year                                                                                         (12,050)  (12,050)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,1999                            333,892       334    39,963             -                    (52,347)  (12,050)

 Stock issued at $.15 per share, October 12, 2000    310,205       310    47,414                                             47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                          (45,751)  (45,751)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,2000                            644,097       644    87,377         3,700             -      (98,098)   (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                           32,500        33       468                                                500
Stock issued for services at $.15 per share
  on November 15 2001                                 16,250        16     2,484                                              2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                           (9,828)   (9,828)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2001                           692,847       693    90,328         8,650             -     (107,926)   (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share      19,500,000    19,500    (4,500)                                            15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                 4,550,000     4,550     2,450                                              7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                          (22,348)  (22,348)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2002                        24,742,847    24,743    88,278         9,850             -     (130,274)   (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                              7,800,000     7,800   232,200                                 (132,185)  107,815
Acquisition of assets @ zero

  December 2, 2003                               115,375,000   115,375  (115,375)                                                 -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                                 (102,558) (102,558)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2003,restated              147,917,847 $ 147,918 $ 205,103 $      10,950 $    (132,185) $  (232,832) $ (1,046)
                                                ============ ========= ========= ============= ============= ============ =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                Cumulative
                                                                                   from
                                                                               September 17,
                                                                                   1987
                                                         For the Years Ended    (Inception)
                                                            December 31,            to
                                                    -------------------------   December 31,
                                                          2003         2002         2003
                                                    ------------ ------------ --------------
                                                      (Restated)                 (Unaudited)
                                                                                  (Restated)
OPERATING ACTIVITIES:
  Net (loss) from operations                         $  (102,558) $   (22,348)  $   (232,832)
      Contributed capital                                  1,100        1,200         10,950
      Impairment loss provided by stock issuance                                         500
      Stock issued for services                            7,000                      40,287
      Stock issued for technology                              -                           -
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
         Changes in:
              Trust funds                                    989       11,313              -
              Deferred charge                            (12,228)                    (12,228)
              Accounts payable                              (503)         503              -
              Accrued payroll                              2,500        2,332          5,000
                                                    ------------ ------------ --------------
         Net Cash (Used) by Operating Activities        (110,699)           -       (188,322)
                                                    ------------ ------------ --------------
INVESTING ACTIVITIES:
  Increase in deposits                                   (10,600)           -        (10,600)
                                                    ------------ ------------ --------------
         Net Cash (Used) by Financing Activities         (10,600)           -        (10,600)
                                                    ------------ ------------ --------------
 FINANCING ACTIVITIES:
    Proceeds from subordinated convertible debentures                                 15,000
    Shareholder advances and loans                        14,356                      19,745
    Proceeds from common stock                           107,815                     165,049
                                                    ------------ ------------ --------------
         Net Cash From Financing Activities              122,171            -        199,794
                                                    ------------ ------------ --------------

NET INCREASE IN CASH                                         872            -            872

CASH, beginning of period                                      -            -              -
                                                    ------------ ------------ --------------
CASH, end of period                                  $       872  $         -   $        872
                                                    ============ ============ ==============
Supplemental Schedule of Noncash
   Investing and Financing Activities:
              Stock issued for loan reductions                    $    15,000   $     34,745
                                                                 ============ ==============
              Stock subscriptions                    $   132,185                $    132,185
                                                    ============              ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

In December 2003, the Company acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. The Company's year-end is December 31.

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

Loss per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to all stock splits.

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

Research and Development

Research and Development (R&D) costs after date of acquisition of the technology are being expensed as R&D when incurred until technological feasibility is established. R&D is a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software and hardware development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material.

NOTE 2 - RELATED PARTY TRANSACTIONS

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

NOTE 3 - STOCKHOLDERS' EQUITY

Acquisition of Research and Development Technology

On December 2, 2003, the Company acquired R&D technology from the CEO/President of the Company and parties related to him, for 115,375,000 shares of restricted common stock of the Company valued at par. The R&D acquired from the related parties had a carrying value of zero, accordingly, the total value of the shares issued of $115,375 was offset by a charge against paid in capital of $115,375 to reduce the recorded value of the R&D acquired to zero.

Equity Financing

To enable the Company to pay for the costs and expenses in connection with the technology purchase, further R&D, and marketing and operations, it arranged for a private placement of the Company's Common stock in October 2003, with an investment banker for up to $1,500,000.

Initially, 7,800,000 shares of restricted common stock were subscribed to by the investment banker as of December 31, 2003, for $240,000, or $.03 per share, of which $107,815 was paid for by the subscriber by December 31, 2003. Of the total of $107,815, $25,000 was paid directly to the Company, and $82,815 was disbursed directly by the investment banker for Company incurred expenses, including $70,982 for reimbursement of R&D costs paid directly to the parties related to the CEO/President of the Company, that they incurred in connection with the acquired R&D. The entire $70,982 was ultimately classified as R&D expense by the Company, after restatement as referred to in Note 7, since the Company determined that substantially all of the R&D had no future alternative benefit to the Company, and it had not reached the stage of technological feasibility.

The balance owing as of December 31, 2003, on the shares subscribed above of $132,185 is a subscription receivable, classified as a reduction of stockholders' equity, and all of the underlying shares were treated as shares issued, but not outstanding as of December 31, 2003 for accounting purposes.

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

NOTE 4 - INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has net operating loss carryovers for income tax purposes of $130,471 as of December 31, 2003, which begin expiring in 2020, $ 34,138, 2021, $668, and 2023, $95,665. The
following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                                              Deferred    Valuation
                                             Tax Assets   Allowance     Balance
                                            ----------- ----------- -----------
  Deferred tax assets at December 31, 2002   $   40,944  $  (40,944) $      -0-
  Additions for 2003                             34,496     (34,496)        -0-
                                            ----------- ----------- -----------
  Deferred tax assets at December 31, 2003   $   75,440  $  (75,440)  $     -0-
                                            =========== =========== ===========

  The deferred tax assets were computed at an effective rate of 34 percent.

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                                 2003    2002
                                                                -----   -----
  Expected income tax (benefit) at federal statutory tax rate   ( 34%)  ( 34%)
  Valuation allowance                                             34%      34%
                                                                -----   -----
  Actual income tax (benefit)                                      0%       0%
                                                                =====   =====

In accordance with FASB #109, the valuation allowance was based on the results of operations as of December 31, 2003.

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 6 - OPERATING EXPENSES

Operating expenses of the Company significantly increased in 2004 compared to 2003 due to the lease of new plant and office facilities in Mesa Arizona, and the compensation to management now overseeing the research and development activities of the Company. During the six months ended June 30, 2003, the total amount for general and administrative expenses was $3,543. During the same period in 2004, this category was $191,786 including $38,274 for rent, $45,496 for management compensation, $18,627 for insurance, $15,876 for travel, $22,050 for professional fees, and $23,257 for promotion. The majority of these expenses are considered recurring in future quarters.

R&D expenses of $197,941 for the six months in 2004 included labor and payroll taxes of $34,619. There was no R&D expense for the same period in 2003.

NOTE 7 -  RESTATED FINANCIAL STATEMENTS

In the originally filed Form 10KSB for the year ended December 31, 2003,the Company had classified the acquired R&D costs of $70,982 referred to in Note 3 above as "Distributions in excess of legally stated capital". Because it later determined that such costs were more appropriately R&D expenses, the initial classification has been changed retroactively to that period. Therefore, the accompanying financial statements include the effect of restating as of December 31, 2003, "Distributions in excess of legally stated capital" of $70,982, a stockholders' equity account in the audited balance sheet, as a research and development expense relating to the technology acquired in the last quarter of 2003.

In addition, the value of the common stock issued to parties related to and including the CEO/President of the Company to acquire the R&D, which was originally stated at $443,750, has been restated retroactively as of December 31, 2003 to par value of $115,375. The cost of R&D related to the shares issued was reduced to zero, representing the historical carrying value of the acquired R&D, as further described in Note 3 above.

The effect of these restatements on the December 31, 2003 audited financial statements was to reduce the net loss for the year from $475,326 to $102,558, resulting in a decrease in net loss per share from $.01 to less than $.01. There was no net effect on shareholders' equity as of December 31, 2003, as the increase in the loss of $70,982 was offset by the elimination of the account "Distributions in excess of legally stated capital" of $70,982, and the reduction in value of the common stock of $443,750 was offset by a reduction in net loss of the same amount. Therefore, R&D expense for 2003 and from inception was reduced from $443,750 to $70,982.

The affect on cumulative net loss and cash flows from inception through December 31, 2003, resulting from the above restatement, has been included in the accompanying financial statements.

The audited statement of stockholders' equity has also been restated to give affect to several stock splits which occurred on January 4, 2002 (reverse of 1 for 200), December 19, 2004 (forward 3.25 for 1) and March 1, 2004 (forward 4 for 1).

NOTE 8 - SUBSEQUENT EVENTS

Stockholders' Equity

On March 1, 2004, the Board of Directors approved a 4 for 1 forward stock split and an increase in the authorized shares to 400 million from 100 million. Accordingly, loss per share for 2003 and the comparative year 2002, and all references to shares issued in the Notes to financial statements herein give effect to all stock splits.

Operating Lease

Effective in January 2004, the Company entered into a 5 year lease of office and plant facilities in Mesa Arizona. Minimum lease rentals are $8,287.50 per month or $99,450 per year plus an annual adjustment of 3% per year beginning in the second year of the lease over the 5 year term of the lease, except for a 3 month period in early 2004 of the lease, wherein the rentals are 1/2 of the regular monthly rental. An option to renew is available for another 5 years at $9,800 per month. A rental deposit of $10,000 and the lease payment for January 2004 were paid in December 2003. No rent expense was recorded in 2003 or 2002 except for office overhead referred to in Note 2 above. The following are the minimum lease rentals for the calendar years ending December 31:

             2005     $102,434
             2006     $105,507
             2007     $108,672
             2008     $111,932
             2009     $115,290

Related Party Transaction

As of March 31, 2004 balance sheet caption of "other assets-related party advances" are advances of $125,000 to a related party, Rev's Sports Grille. The Company's advances were made to enable the related party to complete the necessary improvements in its Phoenix sports bar facility in which to provide for the Company's Beta testing and ultimate demonstration and utilization of its racecar for profit. It is estimated the total cost of the improvements could cost approximately $400,000.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     b) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------
3.1.1 (a)      Articles of Incorporation dated September 17, 1987
3.1.2 (a)      Articles of Amendment dated December 17, 1990
3.1.3 (a)      Articles of Amendment dated April 16, 1993
3.1.4 (a)      Articles of Amendment dated August 19, 1999
3.1.5 (a)      Articles of Amendment dated March 13, 2000
3.1.6 (a)      Articles of Amendment dated January 30, 2002
3.2   (a)      Bylaws
10.1  (b)      Asset Purchase Agreement between Oxford Ventures, Inc. and
                    Daniel K. Leonard and Albert Plant dated December 2, 2003
10.2  (b)      Consulting Agreement between Oxford Ventures, Inc. and Ocean
                    Way Investments, Ltd. dated December 2, 2003
31.1           CERTIFICATION  PURSUANT  TO RULE  13a-14  AND  15d-14  UNDER  THE
               SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
31.2           CERTIFICATION  PURSUANT  TO RULE  13a-14  AND  15d-14  UNDER  THE
               SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
32.1           CERTIFICATION  PURSUANT  TO 18 U.S.C.  SECTION  1350,  AS ADOPTED
               PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
99.3  (b)      Press Release dated December 5, 2003
---------------

(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.
(b) Included as an Exhibit to Oxford Ventures, Inc.'s current report on Form 8-K dated December 16, 2003
(b)  Reports on Form 8-K

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