Form 10QSB/A
period 2004-03-31
OXFORD VENTURES INC
filed 2004-11-15
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                  First Amended

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

                 4655 East Ivy Street, Suite 101, Mesa, AZ 85215
                -------------------------------------------------
                    (Address of principal executive offices)

                            (480) 924-4123 (Issuer's
                           --------------------------
                                telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                        148,017,847
--------------------------------------         --------------------------------
               (Class)                         (Outstanding as of May 21, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                  FORM 10-QSB/A
                                      INDEX



Part I        Financial Information                                    Page

Item 1. Financial Statements:

         Condensed Balance Sheets
         March 31, 2004 (unaudited) and December 31, 2003-Restated ......... 3

         Unaudited Condensed Statements of Operations for the three months ended March 31, 2004 and 2003, and cumulative from inception on September 17, 1987 through March 31, 2004-Restated ............. 4

         Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and cumulative from inception on September 17, 1987 through March 31, 2004-Restated ............. 5

         Condensed  Statements of  Stockholders'  Equity from inception on
         September 17, 1987 through March 31, 2004 (unaudited-restated) .... 6-7

         Notes to Financial Statements (unaudited) ........................ 8-10

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 10

Item 3.  Controls and Procedures............................................ 11

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 12

Item 2.  Change in Securities............................................... 12

Item 3.  Defaults upon Senior Securities.................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders................ 12

Item 5.  Other Information.................................................. 12

Item 6.  Exhibits and Reports on Form 8-K................................... 12

Signatures.................................................................. 12

Part I Financial Information

   Item 1. Financial Statements:

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                     March 31,     December 31,
                                                         2004           2003
                                                  -------------- --------------
Current Assets-                                         Restated       Restated
  Cash                                             $      45,244  $         872
  Loan receivable                                         15,000
  Prepaid expense                                          7,764
  Deferred charge                                                        12,228
                                                  -------------- --------------
             Total  current assets                         68,008         13,099

Equipment, at cost                                        10,368

Other Assets
  Related party advances                                 125,000
  Deposits                                                10,700         10,600
                                                  -------------- --------------

                                                   $     214,076  $      23,699
                                                  ============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

Current Liabilities
  Accrued payroll                                  $           -  $       5,000
  Accounts payable                                        19,312
  Accounts payable-related party                          14,881
  Shareholder advances                                    62,561         19,745
                                                  -------------- --------------
            Total  current liabilities                    96,754         24,745
                                                  -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock                                        148,168        147,918
     Paid-in capital                                     303,853        213,978
     Contributed capital                                  10,950         10,950
     Subscriptions receivable                                          (132,185)
    (Deficit) accumulated during the
       development stage                                (345,649)      (241,707)
                                                  -------------- --------------
            Total Stockholders' Equity (Deficit)         117,322         (1,046)
                                                  -------------- --------------

                                                   $     214,076  $      23,698
                                                  ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Cumulative
                                                                      from
                                                                  September 17,
                                                                      1987
                                           Three Months Ended      (Inception)
                                               March 31,                to
                                    ---------------------------      March 31,
                                           2004          2003          2004
                                    ------------- ------------- ---------------
                                        Restated                   (unaudited)
                                                                     Restated
REVENUE                              $          -  $          -  $            -
                                    ------------- ------------- ---------------

EXPENSES:
   General and administrative              67,267         1,157         194,812
   Equity in (loss) of unconsolidated
     subsidiary                                                          34,301
   Research and development                45,549                       116,531

   Interest                                                                   5
                                    ------------- ------------- ---------------

         Total Expenses                   112,817         1,157         345,649
                                    ------------- ------------- ---------------

NET (LOSS)                           $   (112,817) $     (1,157) $     (345,649)
                                    ============= ============= ===============

NET (LOSS) PER COMMON SHARE-Basic          *             *
                                    ============= =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING          148,001,180    24,742,588
                                    ============= =============


* less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Cumulative
                                                                                         from
                                                                                     September 17,
                                                                                          1987
                                                            Three Months Ended        (Inception)
                                                                March 31,                  to
                                                     -----------------------------      March 31,
                                                            2004           2003           2004
                                                     -------------- -------------- ----------------
                                                         Restated                        Restated
OPERATING ACTIVITIES:
   Net (loss) from operations                         $    (112,817) $     (1,157)  $      (345,649)
        Contributed capital                                                    300           10,950
        Impairment loss provided by stock issuance                                              500
        Stock issued for services                                                            40,287
   Adjustments to reconcile net (loss) to net
     cash used by operating activities:
        Changes in:
               Prepaid expense                               (7,764)                         (7,764)
               Deferred charge                               12,228
               Accounts payable                              34,193            (58)          34,193
               Accrued payroll                               (5,000)           625
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Operating Activities             (79,161)          (290)        (267,484)
                                                     -------------- -------------- ----------------
INVESTING ACTIVITIES:
      Increase in loans receivable                          (15,000)                        (15,000)
      Equipment                                             (10,368)                        (10,368)
      Increase in related party advances                   (125,000)                       (125,000)
      Increase in deposits                                     (100)                        (10,700)
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Financing Activities            (150,468)                       (161,068)
                                                     -------------- -------------- ----------------
 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures                                       15,000
     Shareholder advances and loans                          42,816            290           62,561
     Proceeds from common stock,net                         231,185                         396,234
                                                     -------------- -------------- ----------------

        Net Cash From Financing Activities                  274,001            290          473,795
                                                     -------------- -------------- ----------------

NET INCREASE IN CASH                                         44,372              -           45,244

CASH, beginning of period                                       872                               -
                                                     -------------- -------------- ----------------

CASH, end of period                                   $      45,244  $           -  $        45,244
                                                     ============== ==============  ===============
Supplemental Schedule of Noncash
   Investing and Financing Activities:
              Stock issued for loan reductions                                        $      34,745
                                                                                    ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                               (Deficit)
                                                                                                              Accumulated
                                                       Common Stock                               Stock       During the
                                                ----------------------   Paid-in  Contributed  Subscriptions  Development
                                                     Shares    Amount    Capital    Capital     Receivable      Stage        Total
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, at inception                                      -  $      -  $      -  $          -  $          -  $         -  $      -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1987                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1988                                  -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1989                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1990                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1991                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1992                                 -         -         -             -             -            -         -
  Stock issued for services at par,
   January 5,  April 22 and October 22                   812         1                                                            1
  Net (loss) for the year                                                                                              (1)       (1)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1993                               812         1         -             -             -           (1)        -
  Stock issued for services at par,
   January 13, July 5                                    101         -                                                            -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
                                                         913         1         -             -                         (1)        -
Balance, December 31, 1994
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1995                               913         1         -             -             -           (1)        -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1996                               913         1         -             -             -           (1)        -
  Stock issued for services @$11.94 per
   share June 27 and July 31                           2,579         2    30,784                                             30,786
  Net (loss) for the year                                                                                         (30,786)  (30,786)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1997                             3,492         3    30,784             -             -      (30,787)        -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                   330,400       331     9,179                                              9,510
  Net (loss) for the year                                                                                          (9,510)   (9,510)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

STATEMENT OF STOCKHOLDERS' EQUITY - continued

                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,1998                            333,892       334    39,963             -             -      (40,297)        -
  Net (loss) for the year                                                                                         (12,050)  (12,050)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,1999                            333,892       334    39,963             -                    (52,347)  (12,050)

 Stock issued at $.15 per share, October 12, 2000    310,205       310    47,414                                             47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                          (45,751)  (45,751)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31,2000                            644,097     644    87,377         3,700             -      (98,098)   (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                           32,500        33       468                                                500
Stock issued for services at $.15 per share
  on November 15 2001                                 16,250        16     2,484                                              2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                           (9,828)   (9,828)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2001                           692,847       693    90,328         8,650             -     (107,926)   (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share      19,500,000    19,500    (4,500)                                            15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                 4,550,000     4,550     2,450                                              7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                          (22,348)  (22,348)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2002                        24,742,847    24,743    88,278         9,850             -     (130,274)   (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                              7,800,000     7,800   232,200                                 (132,185)  107,815
Acquisition of assets @ zero

  December 2, 2003                               115,375,000   115,375  (115,375)                                                 -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                                 (102,558) (102,558)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 2003                       147,917,847   147,918   205,103        10,950      (132,185)    (232,832)   (1,046)
(unaudited-restated)
Collection of stock subscriptions                                                                    132,185                132,185
 Proceeds from stock issuance at $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                     100,000       100    39,400                                             39,500
  March 29, 2004                                     150,000       150    59,350                                             59,500
Net (loss) for the quarter                                                                                       (112,817) (112,817)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance March 31, 2004 (unaudited-restated)      148,167,847 $ 148,168 $ 303,853  $     10,950 $           -  $  (345,648)$ 117,322
                                                ============ ========= ========= ============= ============= ============ =========


                    NOTES TO FINANCIAL STATEMENTS (unaudited)

                              OXFORD VENTURES, INC.

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

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB/A for the year ended December 31, 2003.


Note 2. DEBT AND EQUITY FINANCING

The Company received two private placements during the quarter totaling $100,000 for common stock at $.40 per share.

Note 3. RESTATED FINANCIAL STATEMENTS

In the originally filed Form 10-KSB for the year ended December 31, 2003,the Company had classified the acquired R&D costs of $70,982 as "Distributions in excess of legally stated capital". Because it later determined that such costs were more appropriately R&D expenses, the initial classification has been changed retroactively to that period. Therefore, the accompanying financial statements include the effect of restating as of December 31, 2003, "Distributions in excess of legally stated capital" of $70,982, a stockholders' equity account in the audited balance sheet, as a research and development expense relating to the technology acquired in the last quarter of 2003.

In addition, the value of the common stock issued to parties related to and including the CEO/President of the Company to acquire the R&D, which was originally stated at $443,750, has been restated retroactively as of December 31, 2003 to par value of $115,375. The cost of R&D related to the shares issued was reduced to zero, representing the historical carrying value of the acquired R&D.

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

The affect on cumulative net loss and cash flows from inception through March 31, 2004, resulting from the above restatement, has been included in the accompanying financial statements.

The audited statement of stockholders' equity has also been restated to give affect to several stock splits which occurred on January 4, 2002 (reverse of 1 for 200), December 19, 2004 (forward 3.25 for 1) and March 1, 2004 (forward 4 for 1).

Note 4. SUBSEQUENT EVENTS

Debt Financing

In May 2004, the Company entered into an agreement with a private equity fund which provides, among other things, that it is receive bridge financing relating to a 5%, convertible security to be issued to an investment banking firm, totaling up to $500,000. Of that total, $350,000 was received as of June 30, 2004, and the balance is payable during and at the conclusion of the filing of a registration statement which is currently in process. Total fees of $102,500 are to be withheld from the total disbursements indicated; $37,500 for the security holder and legal fees of $65,000, leaving the Company with a net amount of $397,500.

In the event the Company exercises its redemption of either all or a portion the Convertible Debenture, the Holder shall receive a warrant to purchase fifty thousand (50,000) shares of the Company's Common Stock for every One Hundred Thousand U.S. Dollars (US$100,000) redeemed. The Warrant shall be exercisable on a "cash basis" and have an exercise price equal to the Conversion Price that the Holder is entitled to as set forth below:

The Holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest, into shares (the "Conversion Shares") of the Company's common stock, par value US$.001 per share ("Common Stock"), at the price per share (the "Conversion Price") equal to the lesser of (a) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Common Stock as listed on a Principal Market (as defined herein), as quoted by Bloomberg L.P. (the "VWAP") as of the date hereof, or (b) an amount equal to eighty percent (80%) of the lowest VWAP of the Company's Common Stock, as quoted by Bloomberg, LP (the "Closing Bid Price"), for the five (5) trading days immediately preceding the Conversion Date (as defined herein).

Included in this convertible debenture is a contingent conversion option which does not permit the Company to compute the number of shares that the holder would receive until the contingent event occurs and the conversion price is adjusted. Accordingly, the Company will defer recognition of the incremental intrinsic value of the conversion feature until the contingency event occurs

The Warrant shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the Closing Date. All of the Company's assets will collateralize the convertible security on a first priority basis. The note can be called should the Company become insolvent.

Equity Financing

The aforementioned private equity fund is to commit to purchase up to 10 million dollars of common stock over the course of 24 months after an effective registration of the shares. The purchase price of the common stock is set at 95% of the market price. The Company is to issue upon the successful completion of its pending registration statement, a restricted stock certificate for 6,896,552 common shares valued at $340,000, as additional consideration for the standby equity distribution agreement which was completed at closing in May, 2004. It is also obligated to issue a restricted stock certificate to a registered broker-dealer for 202,840 shares in connection with their advice concerning the standby equity distribution agreement. The restrictions will be removed if and when the registration statement the Company is in the process of filing on Form SB-2 becomes effective.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


DISCUSSION AND ANALYSIS OF FINANCIAL PLAN


The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended March 31, 2004, the Company posted a loss of $112,817, compared to a loss of $1,157 for the quarter ended March 31, 2003.


The Company's main focus during the quarter ended March 31, 2004 has been to develop the business of marketing and distributing race car simulator games.

General & Administrative Expenses
---------------------------------


General and administrative expenses increased to $67,267 during the quarter ended March 31, 2004, compared to $1,157 for the quarter ended March 31, 2003. The increase in 2004 is due to increased operations within the Company.


Research & Development Expenses
-------------------------------


Research and developmental costs increased during the quarter ended March 31, 2004 to $45,549 compared to $0 for the quarter ended March 31, 2003. The increase in 2004 resulted from the Company's acquisition of Xtreme Games technology and the development of that R&D.


Liquidity And Capital Resources
-------------------------------


Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficit of $28,746 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $116,531 in research and development of its product.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1   (a)       Articles of Incorporation dated September 17, 1987
         3.1.2   (a)       Articles of Amendment dated December 17, 1990
         3.1.3   (a)       Articles of Amendment dated April 16, 1993
         3.1.4   (a)       Articles of Amendment dated August 19, 1999
         3.1.5   (a)       Articles of Amendment dated March 13, 2000
         3.1.6   (a)       Articles of Amendment dated January 30, 2002
         3.2     (a)       Bylaws
         32.1              Section 302 Certification
         99.1              Section 906 Certification of CEO
         99.2              Section 906 Certification of CFO
         --------------

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

Date:  November 12, 2004                     Oxford Ventures, Inc.

                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                                 Daniel K. Leonard
                                             ----------------------------------
                                                 President