Form 10QSB/A
period 2004-06-30
OXFORD VENTURES INC
filed 2004-11-15
CIK 1168220

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

                                 (480) 924-4123
                           ---------------------------
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                     148,017,847
   --------------------------------      ----------------------------------
               (Class)                    (Outstanding as of June 30, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                          (A Development Stage Company)
                                   FORM 10-QSB/A

                                      INDEX







                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements:

         Condensed Balance  Sheets-Restated June 30, 2004 (unaudited)
         and December 31, 2003 ............................................. 3

         Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003, and cumulative from  inception  on  September  17,  1987  through  June 30,
         2004-Restated ..................................................... 4

         Unaudited  Condensed  Statements  of Cash  Flows for the six
         months ended June 30, 2004 and 2003,  and  cumulative  from
         inception   on   September   17,  1987   through   June  30,
         2004-Restated ..................................................... 5

         Statements  of   Stockholders'   Equity  from  inception  on
         September     17,    1987     through    June    30,    2004
         unaudited-restated) ...............................................6-7

         Notes to Financial Statements (unaudited) .........................8-10

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 11

Item 3.  Controls and Procedures............................................ 12

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

Item 2.  Change in Securities............................................... 12

Item 3.  Defaults upon Senior Securities.................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders................ 12

Item 5.  Other Information.................................................. 12

Item 6.  Exhibits and Reports on Form 8-K................................... 13

Signatures.................................................................. 13

Part I Financial Information

   Item 1. Financial Statements:

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    2004            2003
                                            --------------- ---------------
                           ASSETS              (unaudited)     Restated
                           ------               Restated
Current Assets-
  Cash                                       $       20,637  $          872
  Loan receivable                                    15,000
  Prepaid expenses                                    8,670
  Deferred charge                                                    12,228
                                            --------------- ---------------
         Total  current assets                       44,307          13,099
                                            --------------- ---------------

Equipment, at cost                                   12,212
                                            --------------- ---------------
Other Assets
  Related party advances                            255,800
  Deferred offering costs                            71,511
  Deferred financing costs, net                      35,937
  Deposits                                           10,700          10,600
                                            --------------- ---------------
                                                    373,948          10,600
                                            --------------- ---------------
                                             $      430,467  $       23,699
                                            =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
Accounts payable                             $       92,017  $            -
Accounts payable- related parties                    14,881
Accrued liabilities                                  16,135           5,000
Shareholder advances                                 62,561          19,745
                                            --------------- ---------------
        Total  current liabilities                  185,594          24,745
                                            --------------- ---------------
Convertible Debenture                               350,000
                                            --------------- ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock                                   148,167         147,918
     Paid-in capital                                363,850         205,103
     Contributed capital                             10,950          10,950
     Subscriptions receivable                                      (132,185)
    (Deficit) accumulated during the
        development stage                          (628,094)       (232,832)
                                            --------------- ---------------
         Total Stockholders' Equity (Deficit)      (105,127)         (1,046)
                                            --------------- ---------------
                                             $      430,467  $       23,699
                                            =============== ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             Cumulative
                                                                                                                from
                                                                                                            September 17,
                                                                                                                 1987
                                                                                                             (Inception)
                                                   Three Months Ended               Six Months Ended              to
                                                         June 30,                        June 30,              June 30,
                                             ------------------------------ ------------------------------ --------------
                                                    2004            2003            2004           2003          2004
                                             -------------- --------------- -------------- --------------- --------------
                                                                                 restated                       Restated
REVENUE                                       $           -  $            -  $           -  $            -  $           -
                                             -------------- --------------- -------------- --------------- --------------

EXPENSES:
   General and administrative                       124,869           2,384        191,786           3,543        319,330
   Equity in (loss) of unconsolidated subsidiary                                                                   34,301
   Depreciation                                         677                            677                            677
   Research and development                         152,392                        197,941                        268,923
   Amortization of financing costs                    1,563                          1,563                          1,563
   Interest                                           2,945                          3,295                          3,300
                                             -------------- --------------- -------------- --------------- --------------

               Total Expenses                       282,446           2,384        395,262           3,543        628,094
                                             -------------- --------------- -------------- --------------- --------------

NET (LOSS)                                    $    (282,446) $       (2,384) $    (395,262) $       (3,543) $    (628,094)
                                             ============== =============== ============== =============== ==============

BASIC NET (LOSS) PER COMMON SHARE                    *              *               *              *
                                             ============== =============== ============== ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    148,167,847      24,742,847    148,084,515      24,742,847
                                             ============== =============== ============== ===============

* less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Cumulative
                                                                                         from
                                                                                     September 17,
                                                                                          1987
                                                                                      (Inception)
                                                            Six Months Ended               to
                                                                 June 30,               June 30,
                                                     ----------------------------- ----------------
                                                            2004           2003            2004
                                                     -------------- -------------- ----------------
                                                          Restated                       Restated
OPERATING ACTIVITIES:
   Net (loss) from operations                         $    (395,262) $      (3,543) $      (628,094)
        Contributed capital                                  59,997            600           70,947
        Impairment loss provided by stock issuance                                              500
        Stock issued for services                                                            40,287
        Depreciation and amortization                         2,240                           2,240
        Adjustments to reconcile net (loss) to net
          cash used by operating activities:
        Changes in:
               Prepaid expense                               (8,670)                         (8,670)
               Deferred charge                               12,228                               -
               Accounts payable                             106,898           (203)         106,898
               Accrued liabilities                           11,135          1,250           16,135
                                                     -------------- -------------- ----------------
Net Cash (Used) by Operating Activities                    (211,435)        (1,896)        (399,758)
                                                     -------------- -------------- ----------------
INVESTING ACTIVITIES:
     Increase in loans receivable                           (15,000)                        (15,000)
     Increase in equipment                                  (12,889)                        (12,889)
     Increase in related party advances                    (255,800)                       (255,800)
     Increase in deferred offering costs                    (71,511)                        (71,511)
     Increase in financing costs                            (37,500)                        (37,500)
     Increase in deposits                                      (100)                        (10,700)
                                                     -------------- -------------- ----------------
Net Cash (Used) by Financing Activities                    (392,800)                       (403,400)
                                                     -------------- -------------- ----------------
 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures      350,000                         365,000
     Shareholder advances and loans                          42,816          1,896           62,561
     Proceeds from common stock,net                         231,185        396,234
                                                     -------------- -------------- ----------------

Net Cash From Financing Activities                          624,001          1,896          823,795
                                                     -------------- -------------- ----------------

NET INCREASE IN CASH                                         19,766              -           20,637

CASH, beginning of period                                       872                               -
                                                     -------------- -------------- ----------------
CASH, end of period                                   $      20,637  $           -  $        20,637
                                                     ============== ============== ================
Supplemental Schedule of Noncash
   Investing and Financing Activities:
Stock issued for loan reductions                                                    $        34,745
                                                                                   ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               (Deficit)
                                                                                                              Accumulated
                                                       Common Stock                               Stock       During the
                                                ----------------------   Paid-in  Contributed  Subscriptions  Development
                                                     Shares    Amount    Capital    Capital     Receivable      Stage        Total
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, at inception                                      -  $      -  $      -  $          -  $          -  $         -  $      -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1987                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1988                                  -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1989                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1990                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1991                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1992                                 -         -         -             -             -            -         -
  Stock issued for services at par,
   January 5,  April 22 and October 22                   812         1                                                            1
  Net (loss) for the year                                                                                              (1)       (1)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1993                               812         1         -             -             -           (1)        -
  Stock issued for services at par,
   January 13, July 5                                    101         -                                                            -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
                                                         913         1         -             -                         (1)        -
Balance, December 31, 1994
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1995                               913         1         -             -             -           (1)        -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1996                               913         1         -             -             -           (1)        -
  Stock issued for services @$11.94 per
   share June 27 and July 31                           2,579         2    30,784                                             30,786
  Net (loss) for the year                                                                                         (30,786)  (30,786)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1997                             3,492         3    30,784             -             -      (30,787)        -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                   330,400       330     9,180                                              9,510
  Net (loss) for the year                                                                                          (9,510)   (9,510)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1998                            333,892       333    39,964             -             -      (40,297)        -
  Net (loss) for the year                                                                                         (12,050)  (12,050)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1999                            333,892       333    39,964             -                    (52,347)  (12,050)

 Stock issued at $.15 per share, October 12, 2000    310,205       310    47,414                                             47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                          (45,751)  (45,751)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,2000                            644,097       644    87,377         3,700             -      (98,098)   (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                           32,500        33       468                                                500
Stock issued for services at $.15 per share
  on November 15 2001                                 16,250        16     2,484                                              2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                           (9,828)   (9,828)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2001                           692,847       692    90,329         8,650             -     (107,926)   (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share      19,500,000    19,500    (4,500)                                            15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                 4,550,000     4,550     2,450                                              7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                          (22,348)  (22,348)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2002                        24,742,847    24,742    88,278         9,850             -     (130,274)   (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                              7,800,000     7,800   232,200                    (132,185)               107,815
Acquisition of assets @ zero

  December 2, 2003                               115,375,000   115,375  (115,375)                                                 -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                                 (102,558) (102,558)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2003                       147,917,847   147,917   205,104        10,950      (132,185)    (232,832)   (1,046)
(unaudited-restated)
Collection of stock subscriptions                                                                    132,185                132,185
 Proceeds from stock issuance at $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                     100,000       100    39,400                                             39,500
  March 29, 2004                                     150,000       150    59,350                                             59,500
Net (loss) for the quarter                                                                                       (395,262) (295,262)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance June 30, 2004 (unaudited-restated)       148,167,847 $ 148,167 $ 363,850  $     10,950 $           -  $  (628,094)$(105,127)
                                                ============ ========= ========= ============= ============= ============ =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited-restated)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. RESTATED FINANCIAL STATEMENTS

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

The affect on cumulative net loss and cash flows from inception through June 30,
2004,   resulting  from  the  above  restatement,   has  been  included  in  the
accompanying financial statements.

The audited statement of stockholders' equity has also been restated to give affect to several stock splits which occurred on January 4, 2002 (reverse of 1 for 200), December 19, 2004 (forward 3.25 for 1) and March 1, 2004 (forward 4 for 1).

Note 3. DEBT FINANCING

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

The Company is obligated to register the resale of the  Conversion  Shares.  The note is redeemable at any time for 120% of the outstanding balance including accrued interest. The note can be called should the Company become insolvent.

Note 4. EQUITY FINANCING

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

Note 5. Deferred Offering Costs

The Company incurred legal, accounting and filing costs totaling $71, 511 relating to the filing, on Form SB-2, of a registration statement with the Securities and Exchange Commission. If the offering is successful these costs will reduce the proceeds of the offering, if unsuccessful, they will be expensed.

Note 6. DEFERRED FINANCING COSTS

In connection with the issuance of a convertible debenture on May 18, 2004, the Company was charged as of June 30, 2004, $37,500 of fees based on $350,000 of principal draws on the note as of that date. These costs are being amortized ratably over the 3 year term of the note. The entire note balance and accrued interest are due May 17, 2007, if no conversion to common stock has occurred.

Note 7. RELATED PARTY ADVANCES

The Company advanced a total of $255,800 to a related party for the purpose of insuring that certain leasehold improvements in a sports grille owned by a related party would be completed to enable the Company to eventually install and utilize, for revenue generating purposes, its initial completed racecar prior to commercial production. The Company concluded that it will not acquire the facility, but rather seek repayment on conditions which may include collateral and a date certain for repayment.

Note 8. ADVANCES FROM SHAREHOLDERS

Of the total amount of funding the investment banker had committed to raise of $1,500,000 as of December 31, 2003, it had provided a total of approximately $400,000, including $100,000 received in the first quarter of 2004 for 250,000 shares of common stock, and $60,000 received in the second quarter which was classified as paid in capital representing funds contributed for shares the investment banker received directly from shareholders of the Company.

Note 9. DEPRECIATION

Equipment is being depreciated ratably over a useful life of 5 years.

Note 10. SUBSEQUENT EVENTS

Note Receivable- Rev's Sports Grille

In November 2004, the Company obtained a promissory note dated April 8, 2004 from Rev' Sports Grille ( Rev's @ 101, LLC) an Arizona limited liability company (Maker), which included the following terms for repayment of the advances:

Monthly payments of interest only at 5% of outstanding principal to commence April 6, 2006, with principal and any accrued interest to be paid in full by March 8, 2009. Collateral for the note consists of a non-recourse pledge of certain membership interests in Maker made by principals of Maker, however, there is no personal liability of any principals of Maker, including the failure to observe any of the note covenants.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended June 30, 2004, the Company posted a loss of $282,446 compared to a loss of $112,817 for the quarter ended March 31, 2004 and a loss of $2,384 for quarter ended June 30, 2003.

The Company's main focus during the quarter ended June 30, 2004 has been to develop the business of marketing and distributing race car simulator games.

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

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficit of $141,287 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $268,923 in research and development of its product.

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

Date:  November 12, 2004                     Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             --------------------------
                                                 Daniel K. Leonard
                                                 President