Form 10QSB/A
period 2004-09-30
OXFORD VENTURES INC
filed 2004-11-15
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                 4655 East Ivy Street, Suite 101, Mesa, AZ 85215
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 924-4123
                           ---------------------------
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                       148,017,848
   --------------------------------       -------------------------------------
               (Class)                    (Outstanding as of September 30, 2004)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB

                                      INDEX

                          (A Development Stage Company)

                                TABLE OF CONTENTS


Part I  Financial Information                                             Page

Item 1. Financial Statements:

         Condensed  Balance Sheets September 30, 2004 (unaudited) and
         December 31, 2003 ..................................................3

         Unaudited  Condensed  Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and cumulative from inception on September 17, 1987 through
         September 30, 2004..................................................4

         Unaudited  Condensed  Statements  of Cash Flows for the nine months ended  September  30, 2004 and 2003,  and  cumulative from  inception on September 17, 1987 through  September 30,
         2004................................................................5

         Statements  of   Stockholders'   Equity  from  inception  on
         September 17, 1987 through September 30, 2004 (unaudited).........6-7

         Notes to Financial Statements (unaudited)...........................8

Item 2.  Management's Discussion and Analysis or Plan of Operation...........9

Item 3.  Controls and Procedures.............................................10

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................10

Item 2.  Change in Securities................................................10

Item 3.  Defaults upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................11

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                  September 30,    December 31,
                                                        2004            2003
                                                --------------- ---------------
                                 ASSETS            (unaudited)      Restated
                                 ------
Current Assets-
  Cash                                           $            -  $          872
  Loan receivable                                        15,000
  Prepaid expenses                                        5,418
  Deferred charge                                                        12,228
                                                --------------- ---------------

             Total  current assets                       20,418          13,099
                                                --------------- ---------------

Equipment, at cost                                       11,516
                                                --------------- ---------------
Other Assets
  Note receivable-related party                         255,800
  Accrued interest                                        6,202
  Deferred offering costs                                78,475
  Deferred financing costs, net                          32,812
  Deposits                                               10,700          10,600
                                                --------------- ---------------

                                                        383,989          10,600
                                                --------------- ---------------

                                                 $      415,923  $       23,699
                                                =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts payable                               $      144,053  $            -
  Accrued liabilities                                    55,171           5,000
 Shareholder advances                                    62,561          19,745
                                                --------------- ---------------

             Total  current liabilities                 261,786          24,745
                                                --------------- ---------------

Convertible Debenture                                   350,000
                                                --------------- ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock                                          148,168         147,918
  Paid-in capital                                       363,850         205,103
  Contributed capital                                    10,950          10,950
  Subscriptions receivable                                             (132,185)
 (Deficit) accumulated during the development stage    (718,830)       (232,832)
                                                --------------- ---------------

             Total Stockholders' Equity (Deficit)      (195,862)         (1,046)
                                                --------------- ---------------

                                                 $      415,923  $       23,699
                                                =============== ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                   Cumulative
                                                                                                      from
                                                                                                  September 17,
                                                                                                      1987
                                                                                                   (Inception)
                                                    Three Months Ended     Nine Months Ended            to
                                                      September 30,           September 30,        September 30,
                                              ------------------------- ------------------------ ---------------
                                                     2004        2003         2004        2003         2004
                                              ------------- ----------- ------------ ----------- ---------------
                                                                          restated                  Restated
REVENUE- interest                              $      6,202  $        -  $     6,202  $        -  $        6,202
                                              ------------- ----------- ------------ ----------- ---------------

EXPENSES:
  General and administrative                         67,901       1,924      259,687       5,467         387,231
  Equity in (loss) of unconsolidated subsidiary                                                           34,301
  Depreciation                                          697                    1,374                       1,374
  Research and development                           20,841                  218,782                     289,764
  Amortization of financing costs                     1,562                    3,125                       3,125
  Interest                                            5,938                    9,233                       9,238
                                              ------------- ----------- ------------ ----------- ---------------

           Total Expenses                            96,938       1,924      492,200       5,467         725,032
                                              ------------- ----------- ------------ ----------- ---------------

NET (LOSS)                                     $    (90,736) $   (1,924) $  (485,998) $   (5,467) $     (718,830)
                                              ============= =========== ============ =========== ===============

BASIC NET (LOSS) PER COMMON SHARE                     *           *            *           *
                                              ============= =========== ============ ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     148,167,848  24,742,848  148,084,515  24,742,848
                                              ============= =========== =========== ============

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Cumulative
                                                                                         from
                                                                                     September 17,
                                                                                         1987
                                                                                      (Inception)
                                                            Nine Months Ended              to
                                                               September 30,          September 30,
                                                     ----------------------------- ----------------
                                                             2004         2003             2004
                                                     -------------- -------------- ----------------
OPERATING ACTIVITIES:
  Net (loss) from operations                          $    (485,998) $      (5,467) $      (718,830)
        Contributed capital                                  59,997            900           70,947
        Impairment loss provided by stock issuance                                              500
        Stock issued for services                                                            40,287
        Depreciation and amortization                         6,061                           6,061
  Adjustments to reconcile net (loss) to net
     cash used by operating activities:
        Changes in:
             Trust funds
             Prepaid expense                                 (5,418)                         (5,418)
             Deferred charge                                 12,228
             Accrued interest                                (6,202)                         (6,202)
             Accounts payable                               144,053           (503)         144,053
             Accrued liabilities                             50,171          1,875           55,171
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Operating Activities            (225,109)        (3,195)        (413,431)
                                                     -------------- -------------- ----------------
INVESTING ACTIVITIES:
      Increase in loans receivable                          (15,000)                        (15,000)
      Increase in equipment                                 (12,889)                        (12,889)
      Increase in related party advances                   (255,800)                       (255,800)
      Increase in deferred offering costs                   (78,475)                        (78,475)
      Increase in financing costs                           (37,500)                        (37,500)
      Increase in deposits                                     (100)                        (10,700)
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Financing Activities            (399,764)                       (410,364)
                                                     -------------- -------------- ----------------

 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures      350,000                         365,000
     Shareholder advances and loans                          42,816          3,195           62,561
     Proceeds from common stock,net                         231,185                         396,234
                                                     -------------- -------------- ----------------

        Net Cash From Financing Activities                  624,001          3,195          823,795
                                                     -------------- -------------- ----------------

NET INCREASE IN CASH                                           (872)             -               (0)

CASH, beginning of period                                       872                               -
                                                     -------------- -------------- ----------------

CASH, end of period                                   $           0  $           -  $            (0)
                                                     ============== ============== ================

Supplemental Schedule of Noncash
   Investing and Financing Activities:
        Stock issued for loan reductions                                            $        34,745
                                                                                   ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               (Deficit)
                                                                                                              Accumulated
                                                       Common Stock                               Stock       During the
                                                ----------------------   Paid-in  Contributed  Subscriptions  Development
                                                     Shares    Amount    Capital    Capital     Receivable      Stage        Total
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, at inception                                      -  $      -  $      -  $          -  $          -  $         -  $      -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1987                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1988                                  -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1989                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1990                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1991                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1992                                 -         -         -             -             -            -         -
  Stock issued for services at par,
   January 5,  April 22 and October 22                   812         1                                                            1
  Net (loss) for the year                                                                                              (1)       (1)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1993                               812         1         -             -             -           (1)        -
  Stock issued for services at par,
   January 13, July 5                                    101         -                                                            -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
                                                         913         1         -             -                         (1)        -
Balance, December 31, 1994
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1995                               913         1         -             -             -           (1)        -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1996                               913         1         -             -             -           (1)        -
  Stock issued for services @$11.94 per
   share June 27 and July 31                           2,579         2    30,784                                             30,786
  Net (loss) for the year                                                                                         (30,786)  (30,786)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1997                             3,492         3    30,784             -             -      (30,787)        -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                   330,400       330     9,180                                              9,510
  Net (loss) for the year                                                                                          (9,510)   (9,510)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1998                            333,892       333    39,964             -             -      (40,297)        -
  Net (loss) for the year                                                                                         (12,050)  (12,050)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1999                            333,892       333    39,964             -                    (52,347)  (12,050)

 Stock issued at $.15 per share, October 12, 2000    310,205       310    47,414                                             47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                          (45,751)  (45,751)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,2000                            644,097       644    87,377         3,700             -      (98,098)   (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                           32,500        33       468                                                500
Stock issued for services at $.15 per share
  on November 15 2001                                 16,250        16     2,484                                              2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                           (9,828)   (9,828)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2001                           692,847       692    90,329         8,650             -     (107,926)   (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share      19,500,000    19,500    (4,500)                                            15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                 4,550,000     4,550     2,450                                              7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                          (22,348)  (22,348)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2002                        24,742,847    24,742    88,278         9,850             -     (130,274)   (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                              7,800,000     7,800   232,200                    (132,185)               107,815
Acquisition of assets @ zero

  December 2, 2003                               115,375,000   115,375  (115,375)                                                 -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                                 (102,558) (102,558)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2003                       147,917,847   147,917   205,104        10,950      (132,185)    (232,832)   (1,046)
(unaudited-restated)
Collection of stock subscriptions                                                                    132,185                132,185
 Proceeds from stock issuance at $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                     100,000       100    39,400                                             39,500
  March 29, 2004                                     150,000       150    59,350                                             59,500
Contributed capital                                                                                                          59,997
Net (loss) for the nine months                                                                                   (485,998) (485,998)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance September 30, 2004 (unaudited)           148,167,847  $148,167 $ 363,851  $     10,950 $           -  $  (718,830)$(195,862)
                                                ============ ========= ========= ============= ============= ============ =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note  2. RELATED PARTY ADVANCES

The Company advanced a total of $255,800 to a related party for the purpose of insuring that certain leasehold improvements in a sports grille would be completed to enable the Company to eventually install and utilize, for revenue generating purposes, its initial completed racecar prior to commercial production. The Company recently concluded that it will not acquire the facility, and converted the advances to a note receivable which terms include accrued interest commencing April 6, 2004 at 5% per annum to be paid monthly starting in 2006, with all unpaid interest and principal due in March 2009.

Note  3. ADVANCES FROM SHAREHOLDERS

Of the total amount of funding an investment banker had committed to raise of $1,500,000, it had provided a total of approximately $400,000, including $100,000 received in the first quarter of 2004 for 250,000 shares of common stock, and $60,000 received in the second quarter which was classified as paid in capital representing funds contributed for shares the investment banker received directly from shareholders of the Company.

Note 4. NOTE RECEIVABLE- REV'S SPORTS GRILLE

In November 2004, the Company obtained a promissory note dated April 8, 2004 from Rev' Sports Grille ( Rev's @ 101, LLC) an Arizona limited liability company (Maker), which included the following terms for repayment of the advances totaling $255,800:

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

Item 2. Management's Discussion and Analysis or Plan of Operations

The Company is continuing with the research and development of its Xtreme Game entertainment technology in Mesa, Arizona. Its activities and primary focus is to complete the technology and to raise the required funds through a registration statement, with which to proceed with the eventual completion, production and placement of its product in sports bars throughout the United States. The Company has recently obtained funds, which will enable it to continue its research and development process, however, it is dependent on the successful completion of its present and anticipated equity financing efforts to continue in existence.

Discussion and Analysis of Financial Condition

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended September 30, 2004, the Company posted a loss of $90,736, compared to a loss of $1,924 for the quarter ended September 30, 2003.

The Company's main focus during the quarter ended September 30, 2004 has been to develop the business of marketing and distributing race car simulator games.

General & Administrative Expenses

General and administrative expenses increased to $67,901 during the quarter ended September 30, 2004, compared to $1,924 during the quarter ended September 30, 2003. The increase in 2004 is due to increased operations within the Company.

Research & Development Expenses

Research and developmental costs during the quarter ended September 30, 2004 were $20,841 compared to $0 for the quarter ended September 30, 2003. The increase in 2004 resulted from the Company's acquisition of Xtreme Games and other R&D expenses.

Liquidity And Capital Resources

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficit of $241,386 (current assets less current liabilities).

Financing

The Company's capital requirements have not been significant in the past but the Company anticipates it will increase as development and product launch of the Xtreme Games simulators begin.

Cash requirements and need for additional funds

To date, the Company has invested approximately $289,764 in research and development of its product.

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

ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of September 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to Sept. 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

          (a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

(b)      Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the three months ended September 30, 2004


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12. 2004                     Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President