Form 10QSB/A
period 2004-09-30
OXFORD VENTURES INC
filed 2004-11-18
CIK 1168220

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

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB

                                      INDEX

                          (A Development Stage Company)

                                TABLE OF CONTENTS



Part I  Financial Information                                              Page

  Item 1.Financial Statements:

         Condensed  Balance Sheets September 30, 2004 (unaudited) and
         December 31, 2003....................................................3

         Unaudited  Condensed  Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and cumulative from inception on September 17, 1987 through
         September 30, 2004...................................................4

         Unaudited  Condensed  Statements  of Cash Flows for the nine months ended  September  30, 2004 and 2003,  and  cumulative from  inception on September 17, 1987 through  September 30,
         2004 ................................................................5

         Statements  of   Stockholders'   Equity  from  inception  on
         September 17, 1987 through September 30, 2004 (unaudited)..........6-7

         Notes  to  Financial  Statements  (unaudited)........................8

Item 2.  Plan of Operation....................................................9

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

Item 5.  Other Information................................................10-11

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
                                                =============== ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------


Current Liabilities
Accounts payable                                 $      144,053  $            -
Accrued liabilities                                      65,171           5,000
Shareholder advances                                     62,561          19,745
                                                --------------- ---------------

                  Total current liabilities             271,785          24,745
                                                --------------- ---------------

Convertible Debenture                                   350,000
                                                --------------- ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock                                          148,168         147,918
  Paid-in capital                                       363,851         205,103
  Contributed capital                                    10,950          10,950
  Subscriptions receivable                                             (132,185)
 (Deficit) accumulated during the
   development stage                                   (728,830)       (232,832)
                                                --------------- ---------------

                  Total Stockholders' Equity         205,862)         (1,046)
                   (Deficit)                    --------------- ---------------

                                                 $      415,923  $       23,699
                                                =============== ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                   Cumulative
                                                                                                      from
                                                                                                  September 17,
                                                                                                      1987
                                                                                                   (Inception)
                                                    Three Months Ended     Nine Months Ended            to
                                                      September 30,           September 30,        September 30,
                                              ------------------------- ------------------------ ---------------
                                                     2004        2003         2004        2003         2004
                                              ------------- ----------- ------------ ----------- ---------------
                                                                          restated                  Restated
REVENUE- interest                              $      6,202  $        -  $     6,202  $        -  $        6,202
                                              ------------- ----------- ------------ ----------- ---------------

EXPENSES:
  General and administrative                         67,901       1,924      259,687       5,467         387,231
  Equity in (loss) of unconsolidated subsidiary                                                           34,301
  Depreciation                                          697                    1,374                       1,374
  Research and development                           20,841                  218,782                     289,764
  Amortization of financing costs                     1,562                    3,125                       3,125
  Interest                                           15,938                   19,233                      19,238
                                              ------------- ----------- ------------ ----------- ---------------

           Total Expenses                           106,938       1,924      502,200       5,467         735,032
                                              ------------- ----------- ------------ ----------- ---------------

NET (LOSS)                                     $   (100,736) $   (1,924) $  (495,998) $   (5,467) $     (728,830)
                                              ============= =========== ============ =========== ===============

BASIC NET (LOSS) PER COMMON SHARE                     *           *            *           *
                                              ============= =========== ============ ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     148,167,848  24,742,847  148,084,514  24,742,847
                                              ============= =========== =========== ============

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Cumulative
                                                                                         from
                                                                                     September 17,
                                                                                         1987
                                                                                      (Inception)
                                                            Nine Months Ended              to
                                                               September 30,          September 30,
                                                     ----------------------------- ----------------
                                                             2004         2003             2004
                                                     -------------- -------------- ----------------
OPERATING ACTIVITIES:
  Net (loss) from operations                          $    (495,998) $      (5,467) $      (728,830)
        Contributed capital                                  59,997            900           70,947
        Impairment loss provided by stock issuance                                              500
        Stock issued for services                                                            40,287
        Depreciation and amortization                         6,061                           6,061
  Adjustments to reconcile net (loss) to net
     cash used by operating activities:
        Changes in:
             Trust funds
             Prepaid expense                                 (5,418)                         (5,418)
             Deferred charge                                 12,228
             Accrued interest                                (6,202)                         (6,202)
             Accounts payable                               144,053           (503)         144,053
             Accrued liabilities                             60,171          1,875           65,171
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Operating Activities            (225,109)        (3,195)        (413,431)
                                                     -------------- -------------- ----------------
INVESTING ACTIVITIES:
      Increase in loans receivable                          (15,000)                        (15,000)
      Increase in equipment                                 (12,889)                        (12,889)
      Increase in related party advances                   (255,800)                       (255,800)
      Increase in deferred offering costs                   (78,475)                        (78,475)
      Increase in financing costs                           (37,500)                        (37,500)
      Increase in deposits                                     (100)                        (10,700)
                                                     -------------- -------------- ----------------

        Net Cash (Used) by Financing Activities            (399,764)                       (410,364)
                                                     -------------- -------------- ----------------

 FINANCING ACTIVITIES:
     Proceeds from subordinated convertible debentures      350,000                         365,000
     Shareholder advances and loans                          42,816          3,195           62,561
     Proceeds from common stock,net                         231,185                         396,234
                                                     -------------- -------------- ----------------

        Net Cash From Financing Activities                  624,001          3,195          823,795
                                                     -------------- -------------- ----------------

NET INCREASE IN CASH                                           (872)             -               (0)

CASH, beginning of period                                       872                               -
                                                     -------------- -------------- ----------------

CASH, end of period                                   $           0  $           -  $            (0)
                                                     ============== ============== ================

Supplemental Schedule of Noncash
   Investing and Financing Activities:
        Stock issued for loan reductions                                            $        34,745
                                                                                   ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                               (Deficit)
                                                                                                              Accumulated
                                                       Common Stock                               Stock       During the
                                                ----------------------   Paid-in  Contributed  Subscriptions  Development
                                                     Shares    Amount    Capital    Capital     Receivable      Stage        Total
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, at inception                                      -  $      -  $      -  $          -  $          -  $         -  $      -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1987                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1988                                  -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1989                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1990                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1991                                 -         -         -             -             -            -         -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1992                                 -         -         -             -             -            -         -
  Stock issued for services at par,
   January 5,  April 22 and October 22                   812         1                                                            1
  Net (loss) for the year                                                                                              (1)       (1)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1993                               812         1         -             -             -           (1)        -
  Stock issued for services at par,
   January 13, July 5                                    101         -                                                            -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
                                                         913         1         -             -                         (1)        -
Balance, December 31, 1994
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance, December 31, 1995                               913         1         -             -             -           (1)        -
  Net (loss) for the year
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1996                               913         1         -             -             -           (1)        -
  Stock issued for services @$11.94 per
   share June 27 and July 31                           2,579         2    30,784                                             30,786
  Net (loss) for the year                                                                                         (30,786)  (30,786)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 1997                             3,492         3    30,784             -             -      (30,787)        -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                   330,400       330     9,180                                              9,510
  Net (loss) for the year                                                                                          (9,510)   (9,510)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1998                            333,892       333    39,964             -             -      (40,297)        -
  Net (loss) for the year                                                                                         (12,050)  (12,050)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,1999                            333,892       333    39,964             -                    (52,347)  (12,050)

 Stock issued at $.15 per share, October 12, 2000    310,205       310    47,414                                             47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                          (45,751)  (45,751)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31,2000                            644,097       644    87,377         3,700             -      (98,098)   (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                           32,500        33       468                                                500
Stock issued for services at $.15 per share
  on November 15 2001                                 16,250        16     2,484                                              2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                           (9,828)   (9,828)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2001                           692,847       692    90,329         8,650             -     (107,926)   (8,255)

Conversion of subordinated convertible debentures
   on February 8, 2002, at $.00077 per share      19,500,000    19,500    (4,500)                                            15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                 4,550,000     4,550     2,450                                              7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                          (22,348)  (22,348)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2002                        24,742,847    24,742    88,278         9,850             -     (130,274)   (7,403)
Stock subscritions @ $.03 per share
  on October 31, 2003                              7,800,000     7,800   232,200                    (132,185)               107,815
Acquisition of assets @ zero
  December 2, 2003                               115,375,000   115,375  (115,375)                                                 -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                                 (102,558) (102,558)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------
Balance, December 31, 2003 - restated            147,917,847   147,917   205,104        10,950      (132,185)    (232,832)   (1,046)
(unaudited)
Collection of stock subscriptions                                                                    132,185                132,185
 Proceeds from stock issuance at $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                     100,000       100    39,400                                             39,500
  March 29, 2004                                     150,000       150    59,350                                             59,500
Contributed capital                                                       59,997                                             59,997
Net (loss) for the nine months                                                                                   (495,998) (495,998)
                                                ------------ --------- --------- ------------- ------------- ------------ ---------

Balance September 30, 2004 (unaudited)           148,167,847  $148,167 $ 363,851  $     10,950 $           -  $  (728,830)$(205,862)
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

Note 5. LIQUIDATING DAMAGES

As of September 15, 2004, the Company incurred and recorded a liquidating damage of $10,000 in connection with the failure to have its registration statement become effective as required within the terms of the convertible debenture issued May 18, 2004, for $500,000. The terms provide, among other things, for a 2% penalty based on the liquidating value of the debenture, to be settled in cash or stock at the holder's option. This penalty applies each 30 days from September 15, 2004.


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