Form 10KSB
period 2004-12-31
OXFORD VENTURES INC
filed 2005-07-08
CIK 1168220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

           Commission file number ___________________________________

                              OXFORD VENTURES, INC.
                 (Name of small business issuer in its charter)

            Nevada                                           N/A
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                    4538 South 140th Street, Omaha, NB 68137
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (402) 681-4635

         Securities registered under Section 12(b) of the Exchange Act:

                              --------------------

          Title of each class Name of each exchange on which registered
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $6,202

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $40,462.00

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 155,267,239 AS OF DECEMBER 31, 2004

                              OXFORD VENTURES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                     Part I

Item 1.  Business.............................................................4
Item 2.  Properties ..........................................................11
Item 3.  Legal Proceedings....................................................11
Item 4.  Submission of Matters of a Vote of Security Holders..................12

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ...........................................................12
Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation ................................13
Item 7.  Financial Statements and Supplementary Data .........................15
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................16
Item 8A. Controls and Procedures..............................................16

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant, Compliance
           with Section 16(a) of the Act .....................................16
Item 10. Executive Compensation...............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management ......19
Item 12. Certain Relationships and Related Transactions.......................20

                                     Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K ......20

Item 14. Principal Accountant Fees and Services...............................22
Signatures....................................................................22

                                     Part I

ITEM 1. BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form10-KSB.

General
-------

Oxford Ventures, Inc.(hereinafter "The Company"), a development stage company, was incorporated in September 17, 1987 under the laws of the State of Nevada, under the name Casinos of the World, Inc, having the stated purpose of engaging in any lawful practice or activity. Its Articles of Incorporation provided for authorized capital of twenty five hundred common shares of no par value.

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

On March 1, 2004, the Company affected a 4 to 1 forward split, increasing the Company's outstanding shares to 136,867,588. The Company also increased its authorized shares to 400 million from 100 million.

On May 25, 2004, 7,099,392 shares were issued to Cornell Capital Partners LP and another firm pursuant to a Standby Equity Distribution Agreement and a Security Agreement, dated May 18, 2004 and a Secured Convertible Debenture Agreement June 9, 2004. These agreements are filed as exhibits or incorporated by reference in the SB-2 Registration Statement filed by the Company on December 14, 2004.

At December 31, 2004, the Company has issued and outstanding 155,267,240 shares of Common Stock.

In May 2005 the Company relocated its principal executive offices from Mesa, Arizona to Omaha, NB.

Business of Issuer
------------------

Xtreme Games (XG) is an Arizona-based reality simulator game company that develops advanced, full-size racecar simulators. In support of the racecar simulator, the company also will develop a strong differentiated brand by implementing a video game racing league nationwide, culminating in a national driving championship.

On December 2, 2003, we entered into an Asset Purchase Agreement, pursuant to which we acquired the research and development technology of Xtreme Games, an unincorporated proprietorship, and began to carry on the business of developing and marketing racecar simulators. In consideration for the technology, we issued

115,375,000 shares of our common stock to Daniel Leonard, Albert Plant and other unrelated parties. Daniel Leonard is our current President, Chief Executive Officer, Chief Financial Officer and principal accounting officer. Albert Plant is our former Secretary and Treasurer and a member of our Board of Directors as well as Daniel Leonard's brother in law. No liabilities were acquired as a result of the acquisition. Xtreme Games and its racecar simulator technology was created and developed by Daniel Leonard's family. Daniel Leonard's family began developing the Xtreme Games racecar simulator in March of 2003. By October 2003, they had developed a functional prototype of the racecar simulator. The reason for the acquisition was to provide Xtreme Games a vehicle to add liquidity for its owners in order to facilitate financing the research, development, production and marketing of the racecar simulator technology. The negotiation for the acquisition was conducted on an "arms-length" basis.

DEVELOPMENT OF THE ACQUIRED TECHNOLOGY

When we acquired the technology in December 2003, it consisted of a prototype that used a hydraulic system for its movement. After beta testing, we determined that this prototype was inadequate to introduce for sale to the public. The movement in the prototype was too slow and created too much noise and heat once installed in a venue. There was also a risk of personal injury liability due to the potential of a hydraulic hose breaking. We subsequently tested electronic actuators for the simulator's movement. The actuators proved to be less noisy, faster and did not use any sort of hoses that might break. With the change in the simulator's movement, we found that the chassis, body, computer, steering and breaking systems all needed to be redesigned in order to accommodate the electronic actuators. Given the eventual change in the simulator's computer system, we were able to increase the size of the monitor in the simulator from a 17-inch screen to a 30-inch screen. We also changed the body style from an exposed rivet body to a non-exposed rivet body. This change was made to remove any sharp edges on the simulator. Ultimately, the simulator technology was completely re-designed from the technology that was acquired with the first prototype. The only parts that we still use from the first prototype on our current simulator are the standard racing tires and rims.

XTREME GAMES

Under the name Xtreme Games, we have developed a technologically advanced, full-size racecar simulator. In support of the racecar simulator, we expect to develop a strong differentiated brand by implementing a video game racing league nationwide, which we anticipate will culminate in a national driving championship.

OUR PRODUCTS AND SERVICES

Xtreme Games' flagship product is a technologically advanced, full-size auto-racing simulator. Xtreme Games debuted its technology in Phoenix in October 2003 with a Chevrolet (TM) racing simulator installed in a family fun center called Formula One Race Way. The simulator was located at the Formula One Race Way until March 2004. Formula One Race Way charged $5.00 per ride and we did not receive any of the revenue from operation of the simulator. No fees or other compensation was paid to or by Formula One Race Way for the placement of the simulator. The simulator was not coin or token operated; but was operated by an attendant.

In March of 2004, we relocated the racecar simulator from Formula One Race Way to Rev's Sports Grille, located in Tempe, Arizona. Rev's Sports Grille did not charge for rides on the simulator and we do not receive any revenues from this simulator. Rev's Sports Grille did not pay us any fees or other form of payment for the simulator. Rev's Sports Grille does not charge for rides because the simulator is our prototype racecar with a hydraulic movement system that is unreliable. We did not expect to receive any revenues from this simulator, and the facility was sold and not further used in 2005.

CONSUMER MARKET ANALYSIS

Auto racing is one of the largest spectator sports in the United States. A study by Brand Sense Marketing, LLC indicates that NASCAR is a household name that attracts over 75 million fans annually. See www.brand-sense.com/case_studies/nascar.pdf. Brand Sense Marketing, LLC is an integrated marketing services company specializing in brand development, licensing, strategic alliances, promotions and sponsorship programs. In addition, Brand Sense Marketing projects that NASCAR will be the fastest growing sports earner, with merchandise sales that have increased over 1000%, from $120 million to $1.26 billion. See www.brand-sense.com/case_studies/nascar.pdf. Xtreme Games is offering a product directed at a diverse and loyal audience with growing interest for NASCAR racing. We have no affiliation with NASCAR, although we believe that NASCAR racing fans will be a large group of consumers who will be interested in our product.

While grassroots auto racing continues to offer many options for hard-core racing fans, specific interest in NASCAR racing has exploded over the past decade. In fact, according to Brand Sense Marketing, LLC, live NASCAR events draw crowds of 13 million spectators annually. See www.brand-sense.com/case_studies/nascar.pdf. In addition, the profile of the typical NASCAR racing fan crosses all demographic lines, and appeals to both genders. According to NASCAR officials, roughly 40% of NASCAR fans are women and approximately 20% of fans are minorities. See www.freep.com/voices/columnists/emarq18_20040218.htm. The demographics of NASCAR fans bode well for Xtreme Games' racing simulator because these fans have both the discretionary income and time to pursue their passion for auto racing.

TARGET MARKET

The target business venue for an Xtreme Games simulator is a sports bar/grille with a minimum of 6,000 square feet, a capacity of 250-275 people, and monthly revenues of at least $100,000. For illustration, an Xtreme Games simulator has a "footprint" that mirrors a standard pool table with cue space. Assuming 100 games per week at $1 per game, a pool table can generate weekly revenues of $100. In comparison, an Xtreme Games racing simulator has the potential to generate approximately $600 per week gross for venues - based on a league play marketing approach. (Venues are expected to receive 25% of revenues generated by league play; with a $25 weekly fee per person for league play and assuming 96 players, this amounts to revenues of $600 per week for venues). This represents a gross income potential 500% greater than that of a standard pool table using the same approximate floor space. Out of the remaining 75% of revenue from league play, we expect 10% to be paid to a sales representative. We expect needing to place 50 simulators to reach a break-even point, based on 50% participation in racing leagues.

We expect the cost of our racecar simulators will be approximately $27,000 with maintenance costs of less than $500 per year. We expect to receive revenue in two ways. First, we expect to receive revenue through league play. Second, we plan to charge venues a weekly fee to use our racecar simulators. Each week we will automatically charge the location account provided to us at the time of application. If the location cannot pay the required fees, then we will have the computer removed from the simulator until we can have the simulator removed.

COMPETITION

Xtreme Games' two main competitors include NASCAR(TM) Silicon Motor Raceway simulator, and a simulator product from Glogem.com. However, we believe the NASCAR(TM) Silicon Motor Raceway is our only major competitor because the Glogem.com product does not simulate movement.

In addition to providing a technically superior product with a more realistic experience, Xtreme Games intends to set itself apart from its competition by offering a league play concept and a national video game simulator driving championship. Further, the NASCAR(TM) Silicon Motor Raceway simulator is located in only a few shopping mall arcades across the United States.

The following is a brief analysis and comparison with the NASCAR(TM) Silicon Motor Raceway simulator.

----------------------------------------------------------------------------------------------------------------
COMPANY           ONGOING RACING   DIFFERENT       ALLIANCE WITH  DIGITAL VIDEO   FULL SIZE CAR   MOTION CUES
                  LEAGUE TO        RACES           COIN OPERATOR  AND SURROUND                    (VIBRATION,
                  SUPPORT DRIVING  AVAILABLE,      FOR FAST       SOUND                           PRESSURE
                                   DETAILED RACE   PLACEMENT OF                                   AGAINST
                                   RESULTS ONLINE  SIMULATORS                                     STEERING
                                                                                                  WHEEL)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Xtreme Games             X                X              X               X               X              X

----------------------------------------------------------------------------------------------------------------
NASCAR Silicon                            X                              X        80% of typical        X
Motor Speedway                                                                        NASCAR

----------------------------------------------------------------------------------------------------------------

BARRIERS TO ENTRY

The business of designing and distributing auto-racing simulators requires advanced technology, plus extensive time to develop an easily maintainable product that is user friendly. In addition to these requirements to enter our market, the needed capital precludes most ventures from overtaking our Xtreme Games simulators. Since we believe we are the first entrant to arrive with a well-conceived plan, sufficient industry experience and the necessary capitalization, our competitive position, together with the above factors, imposes high barriers to entry to our market.

MARKETING STRATEGY

Our marketing strategy is multi-faceted and designed to build critical mass quickly and efficiently. Through the following methods, we intend to create a compelling brand that we expect to clearly highlight our differentiation points, compared to competing products:

1. Apparel - We intend to design, produce and sell a line of premium Xtreme Games apparel that we expect will also be given away with qualifying purchases to further expose the Xtreme Games name.

2. Trade Shows - We expect to exhibit our products at approximately four industry trade shows annually. The first trade show in which we participated was the "2004 Night Club and Bar Food & Beverage Show" in Las Vegas in March 2004.

3. Video Game Distributors - We plan to enter into agreements with video game distributors to help place simulators and to help set up a league play driving competition.

4. Word of Mouth - The first Rev's Sports Grille has opened at the 101 Freeway and University Drive, in Tempe, Arizona. This location provides a field site from which to showcase and test the demand and value added to sports bar facilities with the addition of Xtreme Games simulators.

5. Advertising - All marketing decisions with regard to specific media choices, frequency, size, and expenses will be conducted on an on-going basis with careful consideration of returns generated. We anticipate that we will be able to "trade out" for at least a portion of radio and/or television spots in exchange for "decal logos" on the cars.

6. Promotions - Our most important promotion strategy will be through demonstrations of the simulator, which we expect to "seed" actual paying use of the simulators.

7. Publicity - We intend our publicity efforts to include a combination of print, radio and television. The racing experience of our simulator, coupled with recent increased media interest in NASCAR, should attract media attention from other sources.

PRICING STRATEGY

Our main pricing strategy implements league play, or team competition that leads to a championship, as a means to generate ongoing use of our simulators by "regulars." We expect the league play concept to be structured as follows:

twenty-four teams of four will compete for a series lasting six weeks. Each team pays $100/week, or $25/person to compete. Xtreme Games will offer team prizes of $1,000 to each series winning team. For each car, there will be eight series each year. In addition to the team competition, practice time will also be included for the teams.

Xtreme Games will charge bar owners a $1,500 installation fee to install each simulator. Subsequent to installation, Xtreme Games will receive 60% of revenues from the simulators. Bar owners will receive a portion of the remaining revenue.

COMPONENT SOURCING

Sourcing is an area where we can achieve an advantage over much of our competition. By outsourcing the manufacture of components that go into manufacturing our racecar simulators, we can focus our management efforts on establishing league play and on marketing our product. The assembly of our racecars will be completed in our production facility in Mesa, Arizona, but we expect to purchase our sub-assembly parts (chassis, body, software, and computers) from both local manufacturers as well as regional or national distributors. We initially will rely on regional wholesalers because of their ability to service us faster and allow us to produce simulators much faster than our competition. Although this approach will lower our margins in the short term, it will allow us to gain a preemptive position by bringing product to market faster. As product demand increases over time, we will eventually shift our buying patterns toward more direct purchase - which we expect to improve margins.

ITEM 2.  PROPERTIES

The Company does not currently own or control any material property.

ITEM 3.  LEGAL PROCEEDINGS

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, does not believe that the complaint has merit. The Company believes it will be successful in defending against the claim.

The Company was unable to pay the last 6 months on its lease obligation in Mesa, Arizona and legal action was taken by the lessor for collection of back lease rentals, interest and penalties. This action was subsequently reduced to judgment in January 2005, for $57,144.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Subsequent to the Company's year end, on March 1, 2004, the Board of Directors approved a 4 for 1 forward stock split and an increase in the authorized shares to 400 million from 100 million. On May 20, 2005, the Company amended its articles of incorporation reflect this change through a shareholders action without a meeting. Daniel K. Leonard, Al Plant, Erin Hicks, and Rose Leonard this represented a majority stockholders in the action.

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

On March 1, 2004, the Company affected a 4 to 1 forward split, increasing the Company's outstanding shares to 136,867,588.

On May 25, 2004, 7,099,392 shares were issued to Cornell Capital Partners LP ("Cornell") and another firm pursuant to a Standby Equity Distribution Agreement and a Security Agreement, dated May 18, 2004 and a Secured Convertible Debenture Agreement June 9, 2004. These agreements are filed as exhibits or incorporated by reference in the SB-2 Registration Statement filed by the Company on December 14, 2004. Cornell committed to purchase up to 10 million dollars of common stock over the course of 24 months after an effective registration statement of the Company's common stock. The purchase price of the common stock was set at 95% of the market price. The Company issued a restricted stock certificate for 6,896,552 common shares valued at $340,000, as compensation for the SEDA. It also issued in May 2004, a restricted stock certificate to a registered broker-dealer for 202,840 shares valued at $10,000 in connection with their advice concerning the SEDA. The restrictions on the total 7,099,392 shares were removed when the Company's registration statement became effective in December 2004. No shares under the SEDA were issued as of December 31, 2004. The Company also incurred liquidated damage of $40,000 in connection with the failure to have its registration statement become effective as required within the terms of the convertible debenture issued May 18, 2004, for $500,000. The terms provided, among other things, for a 2% penalty based on the liquidating value of the debenture, to be settled in cash or stock at the holder's option. This penalty applied each 30 days from September 15, 2004 until the Form SB-2 became effective in December 2004.

Of the total amount of funding Cornell had committed to raise of $1,500,000, it had provided a total of approximately $400,000, including $100,000 received in the first quarter of 2004 for 250,000 shares of common stock, and $60,000 received in the second quarter.

At December 31, 2004, the Company has issued and outstanding 155,267,240 shares of Common Stock. 130,569,137 of these shares are restricted. The Company issued 100,000 shares on March 23, 2004 and 150,000 on March 29, 2004 in private placement transactions.

251,982,152 shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission"). As of December 31, 2004, the Company had 155,267,240 common shares issued and outstanding. The Company's common shares are currently quoted on the OTC Pinksheets under the stock symbol OXFV. As of May 18, 2005, the closing price for the Company's shares was $0.0008.

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

Plan of Operation
-----------------

The Company has the rights to the Xtreme Games' technology.

Xtreme Games is a NASCAR simulator comprised of a full-size NASCAR racecar body, complete with a roll cage and safety net. Front and rear windows have been blacked out to create a total focus on the computer monitor set in front of the wind-shield, right in front of the driver. A "plug and play" computer system serves as the engine that drives the video, sound effects, special effects and the specific racing footage to which the driver must respond. As "drivers" brake and steer, those commands are reflected in a force feedback in the steering wheel, and the actual movements of the car - which can replicate braking, banking, turning and more. A hydraulic system moves the car up and down, and side to side to create a racing experience that accurately reflects what it's like to actually drive in a NASCAR race.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to development and general administration costs. During the year ended December 31, 2004, the Company posted a loss of $892,245, compared to a loss of $102,558 for the year ended December 31, 2003.

The Company's main focus during the year ended December 31, 2004 has been to develop the business of Xtreme Games, that Company acquired through an Asset Purchase Agreement in fiscal year 2003.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $360,142 during the year ended December 31, 2004, relating to advances to the entity which was supposed to maintain the initial simulator, compared to $31,576 for the year ended December 31, 2003. The increase in 2003 is mainly due to increased operations within the Company.

Bad Debt Expense
----------------

A bad debt of $281,002 was written off in the year ending December 31, 2004. $247,800 of this amount was principal and $6,202 was interest that had accrued.

Research & Development Expenses
-------------------------------

Research and developmental costs increased to $209,505 during the year ended December 31, 2004 compared to $70,982 for the year ended December 31, 2003. The increase in 2004 resulted soley from the increase in development of Xtreme Games.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficiency of $711,531 (current assets less current liabilities). The majority of the Company's accounts payable are past due and the company is insolvent as of December 31, 2004.

Financing
---------

The Company has been unable to obtain adequate financing with which to pay its current and past due obligations, and therefore has decided to seek other business options including a merger with another Company. If no successful merger or other options are found, the Company's plans to turn control over to the major creditor. Because of the Company's insolvency, the convertible debt of $400,000 has been classified as a current liability in the accompany balance sheet as of December 31, 2004.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately $280,487 in research and development of its product.

In order to initiate marketing and launch its product, the Company anticipates it will require approximately US$300,000 in the coming year. These funds could be provided through additional financing.

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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of December 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                            Age       Position

Daniel K. Leonard               44        President, CEO, CFO, Director
Roy G. Breeling  (1)            59        Chairman
Dennis Blackman  (2)            52        Director
Albert B. Plant  (3)            45        Secretary, Treasurer, Director
Victor G. Schaefer (4)          70        Director
John Paul Pleskovitch (5)       38        Director
Eric Hutton (6)                 58        Director

(1)  Roy Breeling was appointed Chairman of the Board on May 20, 2004
(2)  Dennis Blackman was appointed Director of the Company on May 20, 2004
(3)  Albert Plant resigned as Director and Officer of the Company on May 20,
     2004
(4)  Victor Shaefer resigned as Director of the Company on May 20, 2004
(5)  John Pleskovitch resigned as Director of the Company on November 11, 2004
(6)  Eric Hutton resigned as Director of the Company on April 20, 2004

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

(c) Family Relationships. Daniel Leonard and Albert Plant are brothers in law.

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

Roy G. Breeling
Chairman (as of May 20, 2004) & Director (as of April 13, 2004)
---------------------------------------------------------------

Roy Breeling has been employed by TTI Technologies, Inc, a company with primary interests in the energy and waste industries. Mr. Breeling is currently Executive Vice President and General Counsel of TTI Technologies. From January 1995 though December 1999, Mr. Breeling was the President and Chief Executive Officer of Castle Rose, Inc, a restaurant system operating and franchising family dining and sports bar concepts.

Dennis Blackman
Director (as of May 20, 2004)
-----------------------------

Dennis Blackman is currently the President of Blackman & Associates and is a Partner of CBIZ Tax & Advisory Services of Nebraska. Mr. Blackman has been a Partner of CBIZ Tax & Advisory Services for approximately the past twenty-eight years. In addition, during this period, Mr. Blackman was an instructor for the Nebraska Society of Certified Public Accountants in the areas of "Accounting Disclosures" and "Forecasts and Projections." Mr. Blackman is currently a member of the Board of Directors and Treasurer of the Metropolitan Omaha Builders Association. Mr. Blackman was formerly a member of the Board of Directors of the Nebraska Society of Certified Public Accountants and the Greater Omaha Chamber of Commerce.

(e)  Directors Compensation

The Company paid no Director's compensation for the year ending December 31, 2004.

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

The Company's President, Daniel K. Leonard was paid $55,000 in the year ended December 31, 2004, and his salary was increased to $15,000 per month from $7,000 per month as of January 1, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2004. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;
     o    each of our directors;
     o    each of our executive officers; and
     o    our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME OF BENEFICIAL OWNER            TITLE                     BENEFICIALLY         COMMON STOCK (1)
                                                              OWNED (1)
Daniel K. Leonard                   President, CEO,           21,200,000 (2)       13.7%
21724 East Stanford Circle          CFO and principal
Elkhorn, NE 68022                   accounting officer

Albert B. Plant                     Secretary, Treasurer      26,000,000           16.7%
8436 East Navarro Circle            and Director
Mesa, AZ 85208

John Paul Pleskovitch               Director                   1,307,692              *
14805 N. 73rd Street
Scottsdale, AZ 85260

Dennis Blackman                     Director                   1,000,000              *
318 North 129th Ave
Omaha, NE 68154

Roy G. Breeling                     Chairman                   1,000,000              *
5529 Emile Street
Omaha, NE 68106

Erin C. Hicks                                                 31,230,768 (3)       20.1%
11754 E. Virginia Dr.
Aurora, CO 80012

Rosemarie Leonard                                             26,069,232           16.8%
8255 West Portobello Ave.
Mesa, AZ 85212

Cornell Capital Partners, L.P.                                16,280,556 (4)       10.5%
101 Hudson Street, Suite 3700
Jersey City, NJ  07303


All Directors and Executive
Officers as a Group (5 persons)                               50,507,692           32.5%

* Less than 1%.

(1) Applicable percentage ownership is based on 155,267,239 shares of common stock outstanding as of December 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of November 12, 2004 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents 20,405,004 shares held by Daniel K. Leonard as Trustee for the benefit of his family and 794,996 shares owned by Mr. Leonard's two daughters.

(3) Represents 26,230,768 shares held by Erin C. Hicks as Trustee for the benefit of her nieces and nephews and 5,000,000 shares owned by Ms. Hicks individually.

(4) Represents 6,896,552 shares that we agreed to issue to Cornell Capital Partners, L.P. upon execution of the Standby Equity Distribution Agreement and 9,384,004 shares issuable upon conversion of a convertible debenture in the amount of $500,000 up to the maximum permitted ownership under the Standby Equity Distribution Agreement of 9.9% of our outstanding common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first and second quarters of 2004, the Company loaned an aggregate of $255,800 to Rev's Sports Grille, located in Tempe, Arizona. $255,000 of this amount is evidenced by a promissory note, dated April 8, 2004. The note accrues simple interest at an annual rate of 5% and matures on March 8, 2009. The indebtedness represented by the note is secured by a non-recourse pledge of certain membership interests in Rev's Sports Grille by its owners. If Rev's Sports Grille (a) fails to pay any principal or interest when due, (b) institutes proceedings to have itself adjudged bankrupt or insolvent, or (c) becomes subject to an order adjudging it bankrupt or insolvent, then Rev's Sports Grille will be in default under the note. In any such event, we may at our option, by notice in writing to Rev's Sports Grille, declare the entire principal amount and any other sums due under the note, to be immediately due and payable. The remaining $800 loaned to Rev's Sports Grille is on a non interest bearing and unsecured basis, does not have any terms for repayment, and has not been documented by any sort of written agreement. Rev's Sports Grille is owned and operated by Albert B. Plant, the Company's former Vice President of Operations, Secretary and Treasurer, and Erin C. Hicks, who is a sister of Daniel K. Leonard, the Company's President, Chief Executive Officer, Chief Financial Officer and principal accounting officer. Mr. Plant is also married to Jane Plant, one of Mr. Leonard's sisters. The terms of this loan arrangement were not as favorable to the Company as could have been obtained from unaffiliated parties.

As of December 31, 2004, the Company determined that the debt and accrued interest is uncollectible due to the subsequent loss on the disposition of the sports grille, and has written off the note and accrued interest as a bad debt in the accompanying financial statements totaling $281,002.

A major shareholder of the Company who, together with the sister of the Company's president, owned the LLC to which the funds above were loaned, provided unsecured, non-interest bearing loans for the benefit of the Company, from time to time during 2004, and as of December 31, 2004 was owed $15,226.

The president/CEO of the Company provided funds to the Company during 2005, which it used to pay $50,000 of shareholder advances owed to the Company's legal counsel. As a result of this payment, approximately $20,000 of legal fees owing as of December 31, 2005 were forgiven.

                                     Part IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2004 are filed as part of this report.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM .................................................... F-1

BALANCE SHEET ............................................................. F-2

STATEMENTS OF OPERATIONS .................................................. F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ........................................ F-4

STATEMENTS OF CASH FLOWS .................................................. F-5

NOTES TO FINANCIAL STATEMENTS ............................................. F-6

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

3.1.5 (a)         Articles of Amendment dated March 13, 2000
3.1.6 (a)         Articles of Amendment dated January 30, 2002
3.2   (a)         Bylaws
31.1              CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
31.2              CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
32.1              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                  PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

----------
(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

(b) Reports on Form 8-K

On December 16, 2003, the Company filed a Form 8-K reporting on Item 1, Change in Control of the Registrant, Item 3, Acquisition or Disposition of Assets, and
Item 6, Resignation of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for audit services for the year ended December 31, 2004 was $30,028 in Audit Related Fees. The Company was not billed for any assurance or related services, tax fees or any other fees during this period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2005                  OXFORD VENTURES, INC.


                                    By: /s/ Daniel K. Leonard
                                    -------------------------
                                    Daniel K. Leonard
                                    President, CEO, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Daniel K. Leonard                Director                    July 5, 2005
----------------------------
Daniel K. Leonard

/s/ Roy Breeling                    Director                    July 5, 2005
----------------------------
Roy Breeling

/s/ Dennis Blackman                 Director                    July 5, 2005
----------------------------
Dennis Blackman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OXFORD VENTURES, INC.
Omaha, Nebraska

We have audited the accompanying balance sheet of OXFORD VENTURES, INC. (a Nevada corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and for the period from September 17, 1987 through December 31, 2004 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OXFORD VENTURES, INC. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, and for the period from September 17, 1987 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman International, P.C.
Prescott, Arizona
April 11, 2005

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004



                                     ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS-
  Cash                                                             $        10
  Prepaid expenses                                                      11,548
                                                                   -----------

            Total current assets                                        11,558
                                                                   -----------

OTHER ASSETS
  Deposits                                                              10,700
                                                                   -----------

            Total other assets                                          10,700
                                                                   -----------

                                                                   $    22,258
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Convertible Debenture                                              $   346,563
Accounts payable                                                       194,105
Accrued liabilities                                                    117,195
Shareholder advances                                                    65,226
                                                                   -----------

            Total  current liabilities                                 723,089
                                                                   -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
     authorized, 155,267,239 issued and outstanding                    155,267
     Paid-in capital                                                   198,032
     Contributed capital                                                70,947
     Subscriptions receivable
    (Deficit) accumulated during the development stage              (1,125,077)
                                                                   -----------

            Total Stockholders' Equity (Deficit)                      (700,831)
                                                                   -----------

                                                                   $    22,258
                                                                   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             OXFORD VENTURES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS


                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                                                                 SEPTEMBER 17,
                                                                                                     1987
                                                                   FOR THE YEARS ENDED            (INCEPTION)
                                                                       DECEMBER 31,                   TO
                                                               ------------------------------     DECEMBER 31,
                                                                    2004             2003            2004
                                                               -------------    ------------------------------
                                                                                                  (UNAUDITED)
REVENUE- INTEREST                                              $       6,202    $           -    $       6,202
                                                               -------------    -------------    -------------

EXPENSES:
      General and administrative                                     360,142           31,576          487,686
      Bad debts (including $262,002 to a related party)              281,002                           281,002
      Loss on abandonment of assets                                    2,307                             2,307
      Loss on value of equipment held for sale                         9,684                             9,684
      Equity in (loss) of unconsolidated subsidiary                                                     34,301
      Depreciation                                                     2,090                             2,090
      Research and development                                       209,505           70,982          280,487
      Amortization of financing costs                                 14,063                            14,063
      Interest                                                        19,655                -           19,660
                                                               -------------    -------------    -------------

            Total Expenses                                           898,447          102,558        1,131,279
                                                               -------------    -------------    -------------

NET (LOSS)                                                          (892,245)        (102,558)      (1,125,077)
                                                               =============    =============    =============

Basic and diluted net (loss) per common share                  $       (0.01)               *
                                                               =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                     151,559,108       34,357,193
                                                               =============    =============


*  less than $(.01) per share



                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                      F-3

                                                        OXFORD VENTURES, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                              (DEFICIT)
                                                                                                 STOCK       ACCUMULATED
                                                     COMMON STOCK                               SUBSCRIP-     DURING THE
                                               -------------------------   PAID-IN  CONTRIBUTED  TIONS       DEVELOPMENT
                                                  SHARES       AMOUNT      CAPITAL    CAPITAL  RECEIVABLE       STAGE       TOTAL
                                               -------------------------------------------------------------------------------------
BALANCE, AT INCEPTION                                     -   $       -   $       -  $       -  $       -     $       -   $       -
  Net (loss) for the year

                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1987                                -           -           -          -          -             -           -
  Net (loss) for the year

                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1988                                -           -           -          -          -             -           -
  Net (loss) for the year

                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1989                                -           -           -          -          -             -           -
  Net (loss) for the year

                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1990                                -           -           -          -          -             -           -
  Net (loss) for the year

                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                                -           -           -          -          -             -           -
  Net (loss) for the year
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1992                                -           -           -          -          -             -           -
  Stock issued for services at par,
  January 5, April 22 and October 22                    812           1                                                           1
  Net (loss) for the year                                                                                            (1)         (1)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                              812           1           -          -          -            (1)          -
  Stock issued for services at par,
  January 13, July 5                                    101           -                                                           -
  Net (loss) for the year
                                               -------------------------------------------------------------------------------------
                                                        913           1           -          -          -            (1)          -
BALANCE, DECEMBER 31, 1994
  Net (loss) for the year
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                              913           1           -          -          -            (1)          -
  Net (loss) for the year
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                              913           1           -          -          -            (1)          -
  Stock issued for services @$11.94 per
  share June 27 and July 31                           2,579           2      30,784                                          30,786
  Net (loss) for the year                                                                                       (30,786)    (30,786)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                            3,492           3      30,784          -          -       (30,787)          -
  Stock issued in a private placement @ $.0.046
   per share in August 1998, net of offering
   costs of $5,700                                  330,400         331       9,179                                           9,510
  Net (loss) for the year                                                                                        (9,510)     (9,510)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,1998                           333,892         334      39,963          -          -       (40,297)          -

  Net (loss) for the year                                                                                       (12,050)    (12,050)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,1999                           333,892         334      39,963          -                  (52,347)    (12,050)

 Stock issued at $.15 per share, October 12,
 2000                                               310,205         310      47,414                                          47,724
 Contributed capital                                                                     3,700                                3,700
 Net (loss) for the year                                                                                        (45,751)    (45,751)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,2000                           644,097         644      87,377      3,700          -       (98,098)     (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                          32,500          33         468                                             500
Stock issued for services at $.15 per share
  on November 15 2001                                16,250          16       2,484                                           2,500
 Contributed capital                                                                     4,950                                4,950
 Net (loss) for the year                                                                                         (9,828)     (9,828)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                          692,847         693      90,328      8,650          -      (107,926)     (8,255)

Conversion of subordinated convertible
   debentures on February 8, 2002, at $.00077
   per share                                     19,500,000      19,500      (4,500)                                         15,000
Stock issued for services at $.0015 per share
  on March 4, 2002                                4,550,000       4,550       2,450                                           7,000
 Contributed capital                                                                     1,200                                1,200
 Net (loss) for the year                                                                                        (22,348)    (22,348)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                       24,742,847      24,743      88,278      9,850          -      (130,274)     (7,403)
Stock subscriptions @ $.03 per share
  on October 31, 2003                             7,800,000       7,800     232,200              (132,185)                  107,815
Acquisition of assets @ zero
  December 2, 2003                              115,375,000     115,375    (115,375)                                              -
Contributed capital                                                                      1,100                                1,100
Net (loss) for the year-restated                                                                               (102,558)   (102,558)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003- RESTATED            147,917,847     147,918     205,103     10,950   (132,185)     (232,832)     (1,046)
(UNAUDITED)
Collection of stock subscriptions                                                                 132,185                   132,185
 Proceeds from stock issuance at $.40 per
  share net of offering costs of $1,000
  March 23, 2004                                    100,000         100      39,400                                          39,500
  March 29, 2004                                    150,000         150      59,350                                          59,500
Stock issued for services at $.05 per share
  on May 18, 2004                                 7,099,392       7,099     342,901                                         350,000
Stock offering costs                                                       (350,000)                                       (350,000)
Contributed capital                                                                     59,997                               59,997
Stock offering costs                                                        (98,722)                                        (98,722)
Net (loss) for the year                                                                                     $  (892,245)   (892,245)
                                               -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                      155,267,239   $ 155,267   $ 198,032   $ 70,947  $       -   $(1,125,077)  $(700,831)
                                               ============= =======================================================================


                                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                                 F-4

                                              OXFORD VENTURES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS


                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                                                    SEPTEMBER 17,
                                                                                                        1987
                                                                       FOR THE YEARS ENDED           (INCEPTION)
                                                                           DECEMBER 31,                  TO
                                                                   ----------------------------     DECEMBER 31,
                                                                       2004            2003            2004
                                                                   ------------    ------------    ------------
                                                                                                    (UNAUDITED)
OPERATING ACTIVITIES:

      Net (loss) from operations                                   $   (892,245)   $   (102,558)   $ (1,125,077)
            Contributed capital                                          59,997           1,100          70,947
            Impairment loss provided by stock issuance                                                      500
            Stock issued for services                                                                    40,287
            Amortization of deferred loan costs                          14,063                          14,063
      Adjustments to reconcile net (loss) to net cash
         used by operating activities:
            Changes in:
                   Trust funds                                                -             989               -
                   Prepaid expense                                      (11,548)                        (11,548)
                   Deferred charge                                       12,228         (12,228)              -
                   Accounts payable                                     211,270            (503)        211,270
                   Accrued liabilities                                  110,257           2,500         115,257
                                                                   ------------    ------------    ------------

            Net Cash (Used) by Operating Activities                    (495,978)       (110,699)       (684,300)
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
      Increase in deposits                                                 (100)        (10,600)        (10,700)
                                                                   ------------    ------------    ------------

            Net Cash (Used) by Financing Activities                        (100)        (10,600)        (10,700)
                                                                   ------------    ------------    ------------

 FINANCING ACTIVITIES:
     Net proceeds from subordinated convertible debentures              332,500                         347,500
     Shareholder advances and loans                                      30,255          14,356          50,000
     Proceeds from common stock, net                                    132,463         107,815         297,512
                                                                   ------------    ------------    ------------

            Net Cash From Financing Activities                          495,217         122,171         695,011
                                                                   ------------    ------------    ------------


NET INCREASE IN CASH                                                       (861)            872              10

CASH, beginning of period                                                   872               -               -
                                                                   ------------    ------------    ------------

CASH, end of period                                                $         10    $        872    $         10
                                                                   ============    ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
            Stock issued for loan reductions                                                       $     34,745
                                                                                                   ============
            Stock subscriptions receivable                         $   (132,185)   $    132,185
                                                                   ============    ============
            Stock issued for offering costs                        $    350,000                    $    350,000
                                                                   ============                    ============

Other Supplemental Information
            Interst paid                                           $      3,482                    $      3,482
                                                                   ============                    ============


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                                       F-5

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


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

In December 2003, the Company acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. During 2004 the Company obtained financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 in December 2004. Because of inadequate financing, the Company was unable to finish development of its acquired technology and in the fall of 2004, terminated its employees, and moved its corporate activities to the home of the president of the Company in Omaha, Nebraska. The Company's year-end is December 31.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception, has a negative working capital and a marginal stockholders' equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital and/or achieve profitable operations. Management's plan is to enter into a stock exchange transaction with another company and continue development of its technology. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LOSS PER COMMON SHARE

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to all stock splits. Diluted loss per share has not been presented as the effect of including all potentially issuable common shares would be anti-dilutive.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company's financial instruments, which include cash, notes payable, accounts payable and accruals, approximate fair values due to the short-term maturities of such instruments.

CASH EQUIVALENTS

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

DEPRECIATION

Equipment was depreciated ratably over a useful life of 5 years.



NOTE 2 - RELATED PARTY TRANSACTIONS

SHAREHOLDER ADVANCES

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

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


REV'S SPORTS GRILLE

The Company advanced a total of $255,800 to a related party for the purpose of insuring that certain leasehold improvements in a sports grille would be completed to enable the Company to eventually install and utilize, for revenue generating purposes, its technology prior to commercial production. The Company concluded in early 2004 that it will not acquire the facility, and converted the advances to a note receivable from the grille, which terms include accrued interest commencing April 6, 2004 at 5% per annum to be paid monthly starting in 2006, with all unpaid interest and principal due in March 2009.

As of December 31, 2004, the Company determined that the debt and accrued interest is uncollectible due to the subsequent loss on the disposition of the sports grille, and has written off the note and accrued interest as a bad debt in the accompanying financial statements totaling $262,002.

A major shareholder of the Company who, together with the sister of the Company's president, owned the LLC to which the funds above were loaned, provided unsecured, non-interest bearing loans for the benefit of the Company, from time to time during 2004, and as of December 31, 2004 was owed $15,226.

NOTE 3 - STOCKHOLDERS' EQUITY

EQUITY FINANCING

The balance owing as of December 31, 2003, on the shares subscribed above of $132,185 is a subscription receivable, classified as a reduction of stockholders' equity, and all of the underlying shares were treated as shares issued, but not outstanding as of December 31, 2003 for accounting purposes. This amount was collected during the first quarter of 2004, and all of the 7,800,000 shares relating to this transaction were considered to be outstanding as of the date of the collection of the subscriptions.

Of the total amount of funding the investment banker had committed to raise commencing in 2003 of $1,500,000, it had provided a total of approximately $400,000, including $100,000 received in the first quarter of 2004 for 250,000 shares of common stock, and $60,000 received in the second quarter, which was classified as paid in capital representing funds contributed for shares the investment banker received directly from shareholders of the Company during 2003.

STOCK SPLIT

On March 1, 2004, the Board of Directors approved a 4 for 1 forward stock split and an increase in the authorized shares to 400 million from 100 million. Accordingly, loss per share for 2004 and the comparative year 2003, and all shares issued since inception and included in the notes to financial statements herein, give effect to all stock splits.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


NOTE 4 - INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. The Company has net operating loss carryovers for income tax purposes of $1,424,454 as of December 31, 2004, which begin expiring in 2021, $ 34,248, 2023, $539,416, , and 2024,
$850,790. The following is an analysis of deferred tax assets for as of December 31, 2003 and 2004.

                                              Deferred    Valuation
                                             Tax Assets   Allowance     Balance
                                             ----------   ----------   ---------
Deferred tax assets at December 31, 2003      $ 226,145   $ (226,145)  $     -0-
Additions for 2004                              282,947     (282,947)        -0-
                                             ----------   ----------   ---------

   Deferred tax assets at December 31, 2004   $ 509,092   $ (509,092)  $     -0-
                                              =========   ==========   =========

The deferred tax assets were computed at an effective rate of 34 percent. Included in the net operating loss and deferred tax assets as of December 31, 2003 and 2004 is the excess of the fair market value of $433,750 for restricted common shares the Company issued to acquire its R&D in 2003, over the assigned value for such R&D for financial accounting purposes of zero.


The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                                2004   2003

Expected income tax (benefit) at federal statutory tax rate    (34%)   (34%)
Valuation allowance                                             34%     34%
                                                              -----   -----

Actual income tax (benefit)                                      0%      0%
                                                              =====   =====

In accordance with FASB #109, the valuation allowance was based on the results of operations as of December 31, 2004.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first Interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.


NOTE 6 -  COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASE

Effective in January 2004, the Company entered into a 5 year lease of office and plant facilities in Mesa Arizona. Minimum lease rentals are $8,287.50 per month plus an annual adjustment of 3% per year beginning in the second year of the lease over the 5 year term of the lease. An option to renew is available for another 5 years at $9,800 per month. A rental deposit of $10,000 and the lease payment for January 2004 were paid in December 2003. No rent expense was recorded in 2003. The following are minimum lease rentals due over the next 5 years ending December 31:

2005      $102,434
2006       105,507
2007       108,672
2008       111,932
2009       115,289

Rent expense for 2004 was $93,697.

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


NOTE 7 - COMMITMENTS AND CONTINGENCIES

LIQUIDATING DAMAGES

As of December 31, 2004, the Company incurred and recorded a liquidating damage of $40,000 in connection with the failure to have its registration statement become effective as required within the terms of the convertible debenture issued May 18, 2004, for $500,000. The terms provided, among other things, for a 2% penalty based on the liquidating value of the debenture, to be settled in cash or stock at the holder's option. This penalty applied each 30 days from September 15, 2004. The liquidating damage has been included as offering costs in the accompanying statement of stockholders' equity along with legal, accounting and filing fees of $58,722, relating to the registration statement on Form SB-2 which became effective in December 2004.

LEGAL PROCEEDINGS

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit.

NOTE 8- DEBT AND EQUITY FINANCING

CONVERTIBLE DEBT FINANCING

In May 2004, the Company entered into an agreement with a private equity fund which provides, among other things, that it is receive bridge financing relating to a 5%, convertible security to be issued to an investment banking firm, totaling up to $500,000. Of that total, $400,000 was received as of December 31, 2004, and the balance is payable at the conclusion of the filing of a registration statement which became effective in late December 2004. Total fees of $102,500 are to be withheld from the total disbursements indicated; $37,500 for the security holder and legal fees of $65,000, leaving the Company with a net amount of $397,500.

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

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


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

EQUITY FINANCING

A private equity fund committed to purchase up to 10 million dollars of common stock over the course of 24 months commencing with the effective date of the registration Statement in December 2004. The purchase price of the common stock is set at 95% of the market price. The Company issued a restricted stock certificate for 6,896,552 common shares valued at $340,000, as additional consideration for the standby equity distribution agreement which was completed at closing in May 2004. It is also issued a restricted stock certificate valued at $10,000 to a registered broker-dealer for 202,840 shares in connection with their advice concerning the standby equity distribution agreement in May 2004. The restrictions were removed when the registration statement on Form SB-2 became effective in December 2004.



NOTE 9 - DEFERRED FINANCING COSTS

In connection with the issuance of the convertible debenture on May 18, 2004, the Company paid $67,500 of fees based on $400,000 of principal draws on the note as of December 31, 2004. These costs are being amortized ratably over the 3 year term of the note commencing May 18, 2004. Accordingly, as of December 31, 2004 accumulated amortization of deferred financing costs were $14,063. Loan costs, net of accumulated amortization are netted against loan proceeds of $400,000 as of December 31, 2004, reflecting a net loan outstanding of $346,563. The entire note balance and accrued interest are due May 17, 2007, if no conversion to common stock occurs. However, because of the Company's insolvency as of December 31, 2004, the entire net loan balance is classified as a current liability in the accompanying audited balance sheet at that date.

NOTE 10- OUTSTANDING OBLIGATIONS OF THE COMPANY

Substantially all of the recorded obligations of the Company are past due as of December 31, 2004, on the basis of their normal payment terms.

NOTE 11 - SUBSEQUENT EVENTS

LEGAL PROCEEDINGS

                              OXFORD VENTURES, INC.
                          (a Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS-RESTATED


On January 31, 2005, a Default Judgment was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment is for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the termination of the operating lease of the facilities in Mesa, Arizona. The total judgment is for approximately $57,144 which includes unpaid lease rentals, interest and penalties.

CONVERTIBLE DEBT CONVERSIONS

The convertible debt holder converted $60,000 of principal for 11,382,205 shares of the Company's common stock during the 3 month period ended March 31, 2005, at an average price of approximately $.005 per share.