Form 10QSB
period 2005-03-31
OXFORD VENTURES INC
filed 2005-07-12
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2005

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

                 4538 South 140th Street, Omaha, NB 68137
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 924-4123
                           ---------------------------
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                       169,149,144
   --------------------------------       -------------------------------------
               (Class)                    (Outstanding as of March 31, 2005)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB

                                      INDEX

                          (A Development Stage Company)

                                TABLE OF CONTENTS



Part I  Financial Information                                              Page

  Item 1.Financial Statements:

         Condensed  Balance Sheets March 31, 2005 (unaudited) and
         December 31, 2003....................................................3

         Unaudited  Condensed  Statements of Operations for the three and nine  months  ended  March 31, 2005,  and 2004,  and
         cumulative  from  inception  on  September  17, 1987 through
         March 31, 2005.......................................................4

         Unaudited  Condensed  Statements  of Cash Flows for the nine months ended  March 31, 2005 and 2004,  and  cumulative
         from  inception on September 17, 1987 through  March 31,
         2005 ................................................................5

         Statements  of   Stockholders'   Equity  from  inception  on
         September 17, 1987 through March 31, 2005 (unaudited)..............6-8

         Notes  to  Financial  Statements  (unaudited)........................9

Item 2.  Plan of Operation...................................................10

Item 3.  Management's Discussion and Analysis or Plan of Operations..........11

Item 4.  Controls and Procedures.............................................12

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Change in Securities................................................13

Item 3.  Defaults upon Senior Securities.....................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET


                                     ASSETS
                                                                 March 31,   December 31,
                                                                   2005           2004
                                                              -----------    -----------
Current Assets-
  Cash                                                               --      $        10
  Prepaid expenses                                                 11,548         11,548
                                                              -----------    -----------
           Total  current assets                                   11,548         11,558
                                                              -----------    -----------
Other Assets
  Deposits                                                         10,700         10,700
                                                              -----------    -----------
           Total other assets                                      10,700         10,700
                                                              -----------    -----------
                                                              $    22,248    $    22,258
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Convertible Debenture                                         $   383,222    $   346,563
Accounts payable                                                  131,738        194,105
Accrued liabilities                                               170,423        117,195
Shareholder advances                                               65,226         65,226
                                                              -----------    -----------

           Total  current liabilities                             750,609        723,089
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
     authorized, 169,149,444 issued and outstanding               169,149        155,267
     Paid-in capital                                              259,175        198,032
     Contributed capital                                           70,947         70,947
    (Deficit) accumulated during the development stage         (1,227,632)    (1,125,077)
                                                              -----------    -----------
           Total Stockholders' Equity (Deficit)                  (728,361)      (700,831)
                                                              -----------    -----------
                                                              $    22,248    $    22,258
                                                              ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             Cumulative
                                                                                                from
                                                                                            September 17,
                                                                                                1987
                                                                 Three Months Ended          (Inception)
                                                                       March 31,                 to
                                                          ------------------------------       March 31,
                                                                2005             2004            2005
                                                          -------------    -------------    -------------

REVENUE- interest                                         $        --      $        --      $       6,202
                                                          -------------    -------------    -------------
EXPENSES:
      General and administrative                                 72,643           67,267          560,329
      Bad debts (including $262,002 to a related party)            --                             281,002
      Beneficial conversion feature                              15,025                            15,025
      Loss on abandonment of assets                                --                               2,307
      Loss on value of equipment held for sale                     --                               9,684
      Equity in (loss) of unconsolidated subsidiary                                                34,301
      Depreciation                                                 --                               2,090
      Research and development                                     --             45,549          280,487
      Amortization of financing costs                             6,659                            20,722
      Interest                                                    8,228             --             27,888
                                                          -------------    -------------    -------------

             Total Expenses                                     102,555          112,816        1,233,835
                                                          -------------    -------------    -------------

NET (LOSS)                                                     (102,555)        (112,817)      (1,227,632)
                                                          =============    =============    =============

Basic and diluted net (loss) per common share                    *                *
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                160,771,834      142,801,180
                                                          =============    =============


* less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Cumulative
                                                                                             from
                                                                                        September 17,
                                                                                             1987
                                                                  Three months ended      (Inception)
                                                                       March 31,               to
                                                             --------------------------     March 31,
                                                                  2005           2004          2005
                                                             -----------    -----------    -----------
OPERATING ACTIVITIES:

      Net (loss) from operations                             $  (102,555)   $  (112,817)   $(1,227,632)
               Contributed capital                                                              70,947
               Impairment loss provided by stock issuance                                          500
               Stock issued for services                                                        40,287
               Beneficial conversion feature                      15,025                        15,025
               Amortization of deferred loan costs                 6,659                        20,722
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
               Changes in:
                      Prepaid expense                               --           (7,764)       (11,548)
                      Deferred charge                               --           12,228           --
                      Accounts payable                           (62,367)        34,193        148,903
                      Accrued liabilities                         53,228         (5,000)       168,485
                                                             -----------    -----------    -----------
               Net Cash (Used) by Operating Activities           (90,010)       (79,161)      (774,310)
                                                             -----------    -----------    -----------
INVESTING ACTIVITIES:
      Increase in loans receivable                                              (15,000)
      Equipment                                                                 (10,368)
      Increase in related party advances                                       (125,000)
      Increase in deposits                                          --             (100)       (10,700)
                                                             -----------    -----------    -----------

               Net Cash (Used) by Financing Activities              --         (150,468)       (10,700)
                                                             -----------    -----------    -----------
 FINANCING ACTIVITIES:
     Net proceeds from subordinated convertible debentures        90,000                       437,500
     Shareholder advances and loans                                 --           42,816         50,000
     Proceeds from common stock, net                                --          231,185        297,512
                                                             -----------    -----------    -----------
               Net Cash From Financing Activities                 90,000        274,001        785,012
                                                             -----------    -----------    -----------

NET INCREASE IN CASH                                                 (10)        44,372              0

CASH, beginning of period                                             10            872           --
                                                             -----------    -----------    -----------
CASH, end of period                                          $         0    $    45,244    $         0
                                                             ===========    ===========    ===========
Supplemental Schedule of Noncash
   Investing and Financing Activities:
               Stock issued for loan reductions                                            $    34,745
                                                                                           ===========
               Exercise of convertible debt to stock         $    60,000                   $    60,000
                                                             ===========                   ===========
               Stock issued for offering costs                                             $   350,000
                                                                                           ===========
Other Supplemental Information
               Interest paid                                                               $     3,482
                                                                                           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                        (Deficit)
                                                                                                      Accumulated
                                            Common Stock                                  Stock       During the
                                      ----------------------   Paid-in   Contributed  Subscriptions   Development
                                          Shares     Amount    Capital     Capital     Receivable        Stage          Total
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, at inception                           -  $       -  $       -  $          -  $            -  $          -  $          -
  Net (loss) for the year
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1987                      -          -          -             -               -             -
  Net (loss) for the year
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1988                      -          -          -             -               -             -             -
  Net (loss) for the year
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1989                      -           -         -             -               -             -             -
  Net (loss) for the year
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1990                      -          -          -             -               -             -             -
  Net (loss) for the year
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1991                      -          -          -             -               -             -             -

                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1992                      -          -          -             -               -             -             -
  Stock issued for services at par,
  January 5,  April 22 and October 22         812          1                                                                    1
  Net (loss) for the year                                                                                        (1)           (1)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 1993                    812          1          -             -               -            (1)            -
  Stock issued for services at par,
  January 13, July 5                          101          -                                                                    -
  Net (loss) for the year             ----------- ---------- ---------- ------------- --------------- ------------- -------------
                                              913          1          -             -               -            (1)            -

Balance, December 31, 1994
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 1995                    913          1          -             -               -            (1)            -
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 1996                    913          1          -             -               -            (1)            -
  Stock issued for services @$11.94
  per share June 27 and July 31             2,579          2     30,784                                                    30,786
  Net (loss) for the year                                                                                   (30,786)      (30,786)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 1997                  3,492          3     30,784             -               -       (30,787)            -
  Stock issued in a private placement
  @ $.0.046 per share in August 1998,
  net of offering costs of $5,700         330,400        331      9,179                                                     9,510
  Net (loss) for the year                                                                                    (9,510)       (9,510)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                                                                        (Deficit)
                                                                                                      Accumulated
                                            Common Stock                                  Stock       During the
                                      ----------------------   Paid-in   Contributed  Subscriptions   Development
                                          Shares     Amount    Capital     Capital     Receivable        Stage          Total
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31,1998                 333,892        334     39,963             -               -       (40,297)            -

  Net (loss) for the year                                                                                   (12,050)      (12,050)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31,1999                 333,892        334     39,963             -                       (52,347)      (12,050)

Stock issued at $.15 per share,
 October 12, 2000                         310,205        310     47,414                                                    47,724
 Contributed capital                                                            3,700                                       3,700
 Net (loss) for the year                                                                                    (45,751)      (45,751)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31,2000                 644,097        644     87,377         3,700               -       (98,098)       (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                32,500         33        468                                                       500
Stock issued for services at $.15
 per share on November 15 2001             16,250         16      2,484                                                     2,500
 Contributed capital                                                            4,950                                       4,950
 Net (loss) for the year                                                                                     (9,828)       (9,828)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 2001                692,847        693     90,328         8,650               -      (107,926)       (8,255)

Conversion of subordinated convertible
 debentures on February 8, 2002, at
 $.00077 per share                     19,500,000     19,500     (4,500)                                                   15,000
Stock issued for services at $.0015
 per share on March 4, 2002             4,550,000      4,550      2,450                                                     7,000
 Contributed capital                                                            1,200                                       1,200
 Net (loss) for the year                                                                                    (22,348)      (22,348)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 2002             24,742,847     24,743     88,278         9,850               -      (130,274)       (7,403)
Stock subscriptions @ $.03 per share
  on October 31, 2003                   7,800,000      7,800    232,200                      (132,185)                    107,815
Acquisition of assets @ zero

  December 2, 2003                    115,375,000    115,375   (115,375)                                                        -
Contributed capital                                                             1,100                                       1,100
Net (loss) for the year-restated                                                                           (102,558)     (102,558)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, December 31, 2003            147,917,847    147,918    205,103        10,950        (132,185)     (232,832)       (1,046)

Collection of stock subscriptions                                                                           132,185       132,185
 Proceeds from stock issuance at $.40
 per share net of offering costs of $1,000
 March 23, 2004                           100,000        100     39,400                                                    39,500
 March 29, 2004                           150,000        150     59,350                                                    59,500
Stock issued for services at $.05 per
 share on May 18, 2004                  7,099,392      7,099    342,901                                                   350,000
Stock offering costs                                           (350,000)                                                 (350,000)
Contributed capital                                                            59,997                                      59,997
Stock offering costs                                                                                       (892,245)     (892,245)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                                                                        (Deficit)
                                                                                                      Accumulated
                                            Common Stock                                  Stock       During the
                                      ----------------------   Paid-in   Contributed  Subscriptions   Development
                                          Shares     Amount    Capital     Capital     Receivable        Stage          Total
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 2004            155,267,239    155,267    198,032        70,947               -    (1,125,077)     (700,831)
(unaudited)
Conversion of subordinated convertible
 debentures on February 11, 2005, at
 $.0038 per share                       2,631,579      2,632      7,368                                                    10,000
Conversion of subordinated convertible
 debentures on March 2, 2005, at
 $.0079 per share                       1,265,823      1,266      8,734                                                    10,000
Conversion of subordinated convertible
 debentures on March 8, 2005, at
 $.0047 per share                       2,127,660      2,128      7,872                                                    10,000
Conversion of subordinated convertible
 debentures on March 21, 2005, at
 $.0040 per share                       2,500,000      2,500      7,500                                                    10,000
Conversion of subordinated convertible
 debentures on March 23, 2005, at
 $.0040 per share                       2,500,000      2,500      7,500                                                    10,000
Conversion of subordinated convertible
 debentures on March 31, 2005, at
 $.0035 per share                       2,857,143      2,857      7,143                                                    10,000
Beneficial conversion feature for
 first quarter                                                   15,025                                                    15,025
Net (loss) for the period                                                                                  (102,555)     (102,555)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, March 31, 2005 (unaudited)   169,149,444 $  169,149 $  259,175 $      70,947 $             -  $ (1,227,632) $   (728,361)
                                      =========== ========== ========== ============= =============== ============= =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                   Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended December 31, 2004.

Note 2. DEBT AND EQUITY FINANCING

In May 2004, the Company entered into an agreement with a private equity fund which provides, among other things, that it is receive bridge financing relating to a 5%, convertible security to be issued to an investment banking firm, totaling up to $500,000. Of that total, all $500,000 was received as of March 31, 2005. Total fees of $102,500 are to be withheld from the total disbursements indicated; $37,500 for the security holder and legal fees of $65,000, leaving the Company with a net amount of $397,500.

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

As of March 31, 2005, the Holder has converted $60,000 of this debt to stock. As a result, separately stated in the financials are the beneficial conversion amounts. The total amount of shares converted are 13,882,205 shares as of thru March 31, 2005.


Note 3.  RESEARCH AND DEVELOPMENT

Research and Development (R&D) costs after date of acquisition of the technology are being expensed as R&D when incurred until technological feasibility is established. R&D is a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software and hardware development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material. The Company decided during the first quarter of 2005 to suspend its entire operations and to suspend the R&D efforts previously undertaken.


Note 4. LEGAL PROCEEDINGS

On January 31, 2005, a Default Judgment was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment is for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the termination of the operating lease of the facilities in Mesa, Arizona. The total judgment is for approximately $57,144 which includes unpaid lease rentals, interest and penalties


Item 2. Plan of Operation

The Company is continuing with the research and development of its Xtreme Game entertainment technology in Mesa, Arizona. Its activities and primary focus is to complete the technology and to raise the required funds through a registration statement, with which to proceed with the eventual completion, production and placement of its product in sports bars throughout the United States. It has recently obtained funds which will enable it to continue its research and development process; however, it is dependent on the successful completion of its present and anticipated equity financing efforts to continue in existence.

Item 3. Management's Discussion and Analysis or Plan of Operations

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

Discussion and Analysis of Financial Condition
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended March 31, 2005, the Company posted a loss of $102,555, compared to a loss of$112,817 for the quarter ended March 31, 2004.

The Company's main focus during the quarter ended March 31, 2005 has been to develop the rights it owns to the Xtreme Games technology.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $72,643 during the quarter ended March 31, 2005, relating to advances to the entity which was supposed to maintain the initial simulator, compared to $67,267 for the quarter ended March 31, 2004. The increase in 2005 is mainly due to increased operations within the Company.

Research & Development Expenses
-------------------------------

Research and developmental costs during the quarter ended March 31, 2005 were $0 compared to $45,549 for the quarter ended March 31, 2004. The decrease in 2005 resulted from the Company's inability to raise enough capital for operations.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing. The company has suffered recurring losses from operations and has a working capital deficit of $739,061 (current assets less current liabilities).

The majority of the Company's accounts payable are past due and the company is currently insolvent.

Financing
---------

The Company has been unable to obtain adequate financing with which to pay its current and past due obligations, and therefore has decided to seek other business options including a merger with another Company. If no successful merger or other options are found, the Company's plans to turn control over to the major creditor.


ITEM 4. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of March 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits          Description
--------------------       -----------------------------------------------------
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


          (a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

(b)      Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the three months ended March 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 11, 2005                       Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President