Form 10QSB
period 2005-06-30
OXFORD VENTURES INC
filed 2005-08-15
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended: June 30, 2005

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
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                       258,282,747
   --------------------------------       -------------------------------------
               (Class)                    (Outstanding as of June 30, 2005)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB

                                      INDEX

                          (A Development Stage Company)

                                TABLE OF CONTENTS



Part I  FINANCIAL INFORMATION                                              Page



  Item 1.Financial Statements:

         Condensed  Balance  Sheets  June 30,  2005  (unaudited)  and
         December 31, 2004 .................................................  3

         Unaudited  Condensed  Statements of Operations for the three and six months ended June 30, 2005 and 2004,  and cumulative from inception on September 17, 1987 through June 30, 2005 ........  4

         Unaudited  Condensed  Statements  of Cash  Flows for the six
         months  ended June 30, 2005 and 2004,  and  cumulative  from inception on September 17, 1987 through June 30, 2005 .............  5

         Statements  of   Stockholders'   Equity  from  inception  on
         September 17, 1987 through June 30, 2005 (unaudited) ........... 6 - 8

         Notes to Financial Statements (unaudited) 9 - 12

Item 2. Management's Discussion and Analysis or Plan of Operations ......... 13

Item 3.  Controls and Procedures............................................ 13

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 14

Item 2.  Change in Securities............................................... 14

Item 3.  Defaults upon Senior Securities.................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders................ 14

Item 5.  Other Information.................................................. 14

Item 6.  Exhibits and Reports on Form 8-K................................... 14

Signatures.................................................................. 15

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                June 30,    December 31,
                                                                    2005           2004
                                                             -----------    -----------
Current Assets-
  Cash                                                       $     4,924    $        10
  Prepaid expenses                                                11,548         11,548
                                                             -----------    -----------

         Total  current assets                                    16,472         11,558
                                                             -----------    -----------

Other Assets
  Deposits                                                        10,700         10,700
                                                             -----------    -----------

         Total other assets                                       10,700         10,700
                                                             -----------    -----------

                                                             $    27,172    $    22,258
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
Convertible Debenture                                        $   314,881    $   346,563
Accounts payable                                                  71,720        194,105
Accrued liabilities                                              221,714        117,195
Loan Payable - non related                                        10,000           --
Shareholder advances                                              81,276         65,226
                                                             -----------    -----------

         Total  current liabilities                              699,592        723,089
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 400,000,000 shares
     authorized, 155,267,239 issued and outstanding - 2004
     258,282,747 issued and outstanding - 2005                   258,282        155,267
     Paid-in capital                                             297,754        198,032
     Contributed capital                                          70,947         70,947
    (Deficit) accumulated during the development stage        (1,299,403)    (1,125,077)
                                                             -----------    -----------

        Total Stockholders' Equity (Deficit)                    (672,420)      (700,831)
                                                             -----------    -----------

                                                             $    27,172    $    22,258
                                                             ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                       September 17,
                                                        Three Months Ended                 Six Months Ended             (Inception)
                                                               June 30,                          June 30,                    to
                                                 -------------------------------   ------------------------------          June 30,
                                                          2005             2004             2005             2004           2005
                                                 -------------    -------------    -------------    -------------    -------------
REVENUE- interest                                $        --      $        --      $        --      $        --      $       6,202
                                                 -------------    -------------    -------------    -------------    -------------

EXPENSES:
      General and administrative                        62,242          124,869          134,885          191,786          622,571
      Bad debts (including $262,002 to a
        related party)                                    --                                --                             281,002
      Beneficial conversion feature                     22,712                            37,737                            37,737
      Gain on settlement of debt                       (25,692)                          (25,692)                          (25,692)
      Loss on abandonment of assets                       --                                --                               2,307
      Loss on value of equipment held for sale            --                                --                               9,684
      Equity in (loss) of unconsolidated
        subsidiary                                                                                                          34,301
      Depreciation                                        --                677             --                677            2,090
      Research and development                            --            152,392             --            197,941          280,487
      Amortization of financing costs                    6,660            1,563           13,319            1,563           27,382
      Interest                                           8,262            2,945           14,076            3,295           33,736
                                                 -------------    -------------    -------------    -------------    -------------

                   Total Expenses                       74,185          282,446          174,326          395,262        1,305,606
                                                 -------------    -------------    -------------    -------------    -------------

NET (LOSS)                                             (74,185)        (282,447)        (174,326)        (395,262)      (1,299,403)
                                                 =============    =============    =============    =============    =============

Basic and diluted net (loss) per common share             *                *                *                *
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       258,282,747      142,801,180      258,282,747      145,484,514
                                                 =============    =============    =============    =============


* less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Cumulative
                                                                                       from
                                                                                    September 17,
                                                                                         1987
                                                             Six months ended        (Inception)
                                                                 June 30,                to
                                                     --------------------------        June 30,
                                                            2005           2004          2005
                                                     -----------    -----------    -----------
OPERATING ACTIVITIES:

      Net (loss) from operations                     $  (174,326)   $  (395,262)   $(1,299,403)
                                                     -----------    -----------    -----------
 Adjustments to reconcile net (loss) to net
    cash used by operating activities:
        Changes in:
        Contributed capital                                 --           59,997         70,947
        Impairment loss provided by stock issuance          --             --              500
        Stock issued for services                           --             --           40,287
        Beneficial conversion feature                     37,737           --           37,737
        Amortization of deferred loan costs               13,319          2,240         27,382
    Changes in operating assets and liabilities:
         Prepaid expense                                    --           (8,670)       (11,548)
         Deferred charge                                    --           12,228           --
         Accounts payable                               (122,385)       106,898         88,885
         Accrued liabilities                             104,519         11,135        219,776
                                                     -----------    -----------    -----------

Total Adjustments                                         33,191        183,828        473,967
                                                     -----------    -----------    -----------

Net Cash (Used) by Operating Activities                 (141,135)      (211,434)      (825,436)
                                                     -----------    -----------    -----------

INVESTING ACTIVITIES:
      Increase in loans receivable                          --          (15,000)          --
      Equipment                                             --          (12,889)          --
      Increase in related party advances                    --         (255,800)          --
      Increase in deferred offering costs                   --          (71,511)          --
      Increase in financing costs                           --          (37,500)          --
      Increase in deposits                                  --             (100)       (10,700)
                                                     -----------    -----------    -----------

Net Cash (Used) by Financing Activities                     --         (392,800)       (10,700)
                                                     -----------    -----------    -----------
 FINANCING ACTIVITIES:
     Net proceeds from subordinated convertible
        debentures                                        90,000        350,000        437,500
     Net proceeds from stand by equity agreement          30,000           --           30,000
     Proceeds from common stock, net                           0        231,185        297,512
     Loan payable - nonrelated party                      10,000           --           10,000
     Shareholder advances and loans                       16,050         42,816         66,050
                                                     -----------    -----------    -----------

Net Cash From Financing Activities                       146,050        624,001        841,062
                                                     -----------    -----------    -----------

NET INCREASE IN CASH                                       4,914         19,767          4,924

CASH, beginning of period                                     10            872           --
                                                     -----------    -----------    -----------

CASH, end of period                                  $     4,924    $    20,638    $     4,924
                                                     ===========    ===========    ===========
Supplemental Schedule of Noncash
   Investing and Financing Activities:
Stock issued for loan reductions                            --             --      $    34,745
                                                                                   ===========
Exercise of convertible debt to stock                $   135,000           --      $   135,000
                                                     ===========                   ===========
Stock issued for offering costs                                                    $   350,000
                                                                                   ===========
Other Supplemental Information
Interest paid                                                                      $     3,482
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
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------


STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                                                                                        (Deficit)
                                                                                                      Accumulated
                                            Common Stock                                  Stock       During the
                                      ----------------------   Paid-in   Contributed  Subscriptions   Development
                                          Shares     Amount    Capital     Capital     Receivable        Stage          Total
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------
Balance, December 31, 2004            155,267,239    155,267    198,032        70,947            --      (1,125,077)     (700,831)
(unaudited)
Conversion of subordinated
 convertible debentures on February
 11, 2005,-  at $.0038 per share        2,631,579      2,632      7,368          --              --            --          10,000
Conversion of subordinated
 convertible debentures on March 2,
 2005, at $.0079 per share              1,265,823      1,266      8,734          --              --            --          10,000
Conversion of subordinated
 convertible debentures on March 8,
 2005, at $.0047 per share              2,127,660      2,128      7,872          --              --            --          10,000
Conversion of subordinated
 convertible debentures on March 21,
 2005, at $.0040 per share              2,500,000      2,500      7,500          --              --            --          10,000
Conversion of subordinated
 convertible debentures on March 23,
 2005, at $.0040 per share              2,500,000      2,500      7,500          --              --            --          10,000
Conversion of subordinated
 convertible debentures on March 31,
 2005, at $.0035 per share              2,857,143      2,857      7,143          --              --            --          10,000
Beneficial conversion feature for
 first quarter                             15,025       --         --            --            15,025
Stock Equity Distribution Agreement
 draw   on April 1, 2005, at $.0052
 per share                              1,923,077      1,923      8,077          --              --            --          10,000
Stock Equity Distribution Agreement
 draw on April 2, 2005, at $.0044
 per share                              2,272,727      2,273      7,727          --              --            --          10,000
Conversion of subordinated
 convertible debentures on April 8,
 2005, at $.0030 per share              3,333,333      3,333      6,667          --              --            --          10,000
Stock Equity Distribution Agreement
  draw on April 26, 2005, at $.0025
  per share                             4,000,000      4,000      6,000          --              --            --          10,000
Conversion of subordinated
 convertible debentures on April 27,
  2005, at $.0019 per share             7,812,500      7,813      7,188          --              --            --          15,000
Conversion of subordinated
 convertible debentures on May 10,
 2005, at $.0012 per share              8,333,333      8,333      1,667          --              --            --          10,000
Conversion of subordinated
 convertible debentures on May 17,
 2005, at $.0008 per share             12,500,000     12,500    (2,500)          --              --            --          10,000
Conversion of subordinated
 convertible debentures on May 18,
 2005, at $.0008 per share             12,500,000     12,500     (2,500)         --              --            --          10,000
Conversion of subordinated
 convertible debentures on June 7,
 2005, at $.0005 per share             20,833,333     20,833    (10,833)         --              --            --          10,000
Conversion of subordinated
 convertible debentures on June 17,
 2005, at $.0006 per share             15,625,000     15,625     (5,625)         --              --            --          10,000
Beneficial conversion feature for
 second quarter                                                  22,713          --                                        22,713
Net (loss) for the period                                                                        --        (174,326)     (174,326)
                                      ----------- ---------- ---------- ------------- --------------- ------------- -------------

Balance, June 30, 2005 (unaudited)    258,282,747  $ 258,282  $ 297,754      $ 70,947  $        --    $  (1,299,403)  $ (672,420)
                                      =========== ========== ========== ============= =============== ============= =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30 2005 and the results of its operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended December 31, 2004.


Note 2.  ACCOUNTING POLICIES AND PROCEDURES

Loss per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to all stock splits. Diluted loss per share has not been presented as the effect of including all potentially issuable common shares would be anti-dilutive. As of June 30, 2005, all shares issued and outstanding have been considered in the computation of loss per share, since the shares issued in 2005 have been issued at a nominal price.


Note 3. DEBT AND EQUITY FINANCING

Convertible Debenture Agreement

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

As of June 30, 2005, the Holder has converted $135,000 of this debt to stock. As a result, separately stated in the financials are the beneficial conversion amounts. The total amount of shares converted are 94,819,704 shares as of thru June 30, 2005.

Stand By Equity Distribution Agreement

In May 2004, the Company entered into a Standby Equity Distribution Agreement with a private equity fund which provides, among other things, that the Company may, at its discretion, periodically sells shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the private equity fund will pay 95% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date.

As of June 30, 2005, the fund has purchased $30,000 of stock. As a result, separately stated in the financials are the beneficial conversion amounts, as well as finance charges of $3,000. The total amounts of shares purchased under this agreement are 8,195,804 shares as of June 30, 2005.


Note 4.  LEGAL PROCEEDINGS

On January 31, 2005, a Default Judgment was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment is for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the termination of the operating lease of the facilities in Mesa, Arizona. The total judgment is for approximately $57,144 which includes unpaid lease rentals, interest and penalties

NOTE 5.  OUTSTANDING OBLIGATIONS OF THE COMPANY

Substantially all of the recorded obligations of the Company are past due as of June 30, 2005, on the basis of their normal payment terms. As a result the Company has settled with several of its vendors for less than their balances due. The Gain on Settlement of Debt has been reflected as a separately stated
item in the accompanying financials. For the six months ended June 30, 2005, this totaled $25,692.


NOTE 6.  LOAN PAYABLE

On June 30, 2005, the Company entered into a short term financing agreement with an unrelated party for the amount of $10,000. The terms of this loan include maturity on December 31, 2005 without interest, collateral or interim payments.


NOTE 7.  RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company entered into a short term loan agreement with a stockholder for the amount of $75,000. The terms of this loan include maturity on December 31, 2005 without interest, collateral or interim payments. As of June 30, 2005, the outstanding balance of this obligation was $66,050.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Discussion and Analysis of Financial Condition
----------------------------------------------

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended June 30, 2005, the Company posted a loss of $74,185, compared to a loss of$282,447 for the quarter ended June 30, 2004.

The Company's main focus during the quarter ended June 30, 2005 has been to develop the rights it owns to the Xtreme Games technology.

General & Administrative Expenses
---------------------------------

General and administrative expenses were $62,242 during the quarter ended June 30, 2005, relating to advances to the entity which was supposed to maintain the initial simulator, compared to $124,869 for the quarter ended June 30, 2004.

Research & Development Expenses
-------------------------------

Research and developmental costs during the quarter ended June 30, 2005 were $0 compared to $45,549 for the quarter ended March 31, 2004. The decrease in 2005 resulted from the Company's inability to raise enough capital for operations.

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


ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of June 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

          (a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

(b) Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the three months ended June 30, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2005                       Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President