Form 10QSB
period 2005-09-30
OXFORD VENTURES INC
filed 2005-11-21
CIK 1168220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: September 30, 2005

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ____________ to ____________

                         Commission file number: 0-49670

                              OXFORD VENTURES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   Nevada n/a
 -------------------------------------------------------------------------------
        (State or other jurisdiction of (IRS Employee Identification No.)
                         incorporation or organization)

                    4538 South 140th Street, Omaha, NB 68137
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 924-4123
                           ---------------------------
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.001 par value                       399,999,740
   --------------------------------       -------------------------------------
               (Class)                    (Outstanding as of September 30, 2005)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              OXFORD VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX
                          (A Development Stage Company)
                                TABLE OF CONTENTS


Part I  FINANCIAL INFORMATION

                                                                              Page
  Item 1.Financial Statements:

         Condensed  Balance  Sheets  September 30,  2005  (unaudited)  and
         December 31, 2004 ..................................................... 1

         Unaudited  Condensed  Statements of Operations for the three and nine months ended September 30, 2005 and 2004,  and cumulative from inception on September 17, 1987 through September 30, 2005 ....... 2

         Unaudited  Condensed  Statements  of Cash  Flows for the nine months  ended September 30, 2005 and 2004,  and  cumulative  from inception on September 17, 1987 through September 30, 2005 ............ 3

         Statements of Stockholders' Equity from inception on
         September 17, 1987 through September 30, 2005 (unaudited) ............. 4

         Notes to Financial Statements (unaudited) ............................. 5


Item 2. Management's Discussion and Analysis or Plan of Operations ............. 9


Item 3.  Controls and Procedures................................................ 9


Part II  OTHER INFORMATION


Item 1.  Legal Proceedings...................................................... 10


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............ 10


Item 3.  Defaults upon Senior Securities........................................ 10


Item 4.  Submission of Matters to a Vote of Security Holders.................... 10


Item 5.  Other Information...................................................... 10


Item 6.  Exhibits and Reports on Form 8-K....................................... 10

Signatures...................................................................... 11

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                            September 30,   December 31,
                                                                                2005            2004
                                                                             -----------    -----------
        Current Assets-
          Cash                                                               $      --      $        10
          Prepaid expenses                                                        11,548         11,548
                                                                             -----------    -----------
               Total  current assets                                              11,548         11,558
                                                                             -----------    -----------
        Other Assets
          Deposits                                                                10,700         10,700
                                                                             -----------    -----------
               Total other assets                                                 10,700         10,700
                                                                             -----------    -----------
                                                                             $    22,248    $    22,258
                                                                             ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities
        Convertible Debenture                                                $   292,029    $   346,563
        Accounts payable                                                          83,999        194,105
        Accrued liabilities                                                      274,794        117,195
        Loan Payable - non related                                                40,000           --
        Shareholder advances                                                      55,376         65,226
                                                                             -----------    -----------
               Total  current liabilities                                        746,198        723,089
                                                                             -----------    -----------

        STOCKHOLDERS' EQUITY (DEFICIT)

             Common stock, par value $.001, 400,000,000 shares authorized,
             155,267,239 issued and outstanding - 2004
             340,396,080 issued and outstanding - 2005                           340,396        155,267
             Paid-in capital                                                     252,531        198,032
             Contributed capital                                                  70,947         70,947
             (Deficit) accumulated during the development stage               (1,387,824)    (1,125,077)
                                                                             -----------    -----------
               Total Stockholders' Equity (Deficit)                             (723,950)      (700,831)
                                                                             -----------    -----------
                                                                             $    22,248    $    22,258
                                                                             ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                 September 17,
                                                                                                                      1987
                                                   Three Months Ended                 Nine Months Ended           (Inception)
                                                      September 30,                      September 30,                 to
                                              ------------------------------    ------------------------------    September 30,
                                                   2005            2004              2005            2004             2005
                                              -------------    -------------    -------------    -------------    -------------
                                                                (restated)                         (restated)
REVENUE- interest                             $        --      $       6,202    $        --      $       6,202    $       6,202
                                              -------------    -------------    -------------    -------------    -------------
EXPENSES:
      General and administrative                     69,746           67,901          204,631          259,687          692,317
      Bad debts (including $262,002 to a
      related party                                    --                                --                             281,002
      Beneficial conversion feature                   7,378                            45,115                            45,115
      Loss on abandonment of assets                    --                                --                               2,307
      Loss on value of equipment held for sale         --                                --                               9,684
      Equity in (loss) of unconsolidated
      subsidiary                                                                                                         34,301
      Depreciation                                     --                697             --              1,374            2,090
      Research and development                         --             20,841             --            218,782          280,487
      Amortization of financing costs                 6,659            1,562           19,978            3,125           34,041
      Interest                                        4,638           15,938           18,714           19,233           38,374
      Gain on settlement of debt                          0                           (25,692)
                                              -------------    -------------    -------------    -------------    -------------

     Total Expenses                                  88,421          106,938          262,746          502,200        1,394,026
                                              -------------    -------------    -------------    -------------    -------------

NET (LOSS)                                          (88,421)        (100,736)        (262,746)        (495,998)      (1,387,824)
                                              =============    =============    =============    =============    =============

Basic and diluted net (loss) per common share             *                *                *                *
                                              =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    340,396,080      142,801,180      340,396,080      146,378,958
                                              =============    =============    =============    =============


*    less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                 Cumulative
                                                                                                                    from
                                                                                                                September 17,
                                                                                                                    1987
                                                                                        Nine months ended        (Inception)
                                                                                           September 30,             to
                                                                                   --------------------------   September 30,
                                                                                      2005           2004           2005
                                                                                   -----------    -----------    -----------
         OPERATING ACTIVITIES:

               Net (loss) from operations                                          $  (262,746)   $  (495,998)   $(1,387,824)
                                                                                   -----------    -----------    -----------
               Adjustments to reconcile net (loss) to net cash used by operating activities:
                Changes in:
                Gain on settlement of debt                                             (25,692)                      (25,692)
                Contributed capital                                                                    59,997         70,947
                Impairment loss provided by stock issuance                                                               500
                Stock issued for services                                                                             40,287
                Beneficial conversion feature                                           84,038                        84,038
                Amortization of deferred loan costs                                     19,977                        34,040
                Depreciation and amortization                                                           6,061
              Changes in operating assets and liabilities:
                       Prepaid expense                                                    --           (5,418)       (11,548)
                       Deferred charge                                                    --           12,228           --
                       Accounts payable                                                (84,414)       144,053        126,856
                       Accrued liabilities                                             157,599         53,969        272,856
                                                                                   -----------    -----------    -----------
                Total Adjustments                                                      151,508        270,890        592,284
                                                                                   -----------    -----------    -----------
                Net Cash (Used) by Operating Activities                               (111,238)      (225,109)      (795,540)
                                                                                   -----------    -----------    -----------
         INVESTING ACTIVITIES:
               Increase in loans receivable                                                           (15,000)
               Equipment                                                                              (12,889)
               Increase in related party advances                                                    (255,800)
               Increase in deferred offering costs                                                    (78,475)
               Increase in financing costs                                                            (37,500)
               Increase in deposits                                                       --             (100)       (10,700)
                                                                                   -----------    -----------    -----------
                Net Cash (Used) by Financing Activities                                   --         (399,764)       (10,700)
                                                                                   -----------    -----------    -----------
          FINANCING ACTIVITIES:
              Net proceeds from subordinated convertible
              debentures                                                                90,000        350,000        437,500
              Net proceeds from stand by equity agreement                               30,000           --           30,000
              Proceeds from common stock, net                                          (38,923)       231,185        258,589
              Loan payable - nonrelated party                                           40,000           --           40,000
              Shareholder advances and loans                                            (9,850)        42,816         40,150
                                                                                   -----------    -----------    -----------
                Net Cash From Financing Activities                                     111,228        624,001        806,239
                                                                                   -----------    -----------    -----------
         NET INCREASE IN CASH                                                              (10)          (872)            (1)

         CASH, beginning of period                                                          10            872           --
                                                                                   -----------    -----------    -----------
         CASH, end of period                                                       $        (0)   $      --      $        (1)
                                                                                   ===========    ===========    ===========
         Supplemental Schedule of Noncash
            Investing and Financing Activities:
                Stock issued for loan reductions                                                                 $    34,745
                                                                                                                 ===========
                Exercise of convertible debt to stock                              $   164,512                   $   164,512
                                                                                   ===========                   ===========
                Stock issued for offering costs                                                                  $   350,000
                                                                                                                 ===========
         Other Supplemental Information
                Interest paid                                                                                    $     3,482
                                                                                                                 ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                    Common Stock
                                             ----------------------------   Paid-in
                                                Shares          Amount       Capital
                                             ------------    ------------  ------------

Balance, at inception                                --      $     --      $       --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1987                           --            --              --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1988                           --            --              --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1989                           --            --              --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1990                           --            --              --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1991                           --            --              --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1992                           --            --              --
  Stock issued for services at par,
  January 5,  April 22
  and October 22                                      812             1
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1993                            812             1            --
  Stock issued for services at par,
  January 13, July 5                                  101          --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1994                            913             1            --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1995                            913             1            --
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1996                            913             1            --
  Stock issued for services @$11.94
  per share June 27
  and July 31                                       2,579             2          30,784
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31, 1997                          3,492             3          30,784
  Stock issued in a private placement
   @ $.0.046 per share
   in August 1998, net of offering
   costs of $5,700                                330,400           331           9,179
  Net (loss) for the year
                                             ------------    ----------    ------------
Balance, December 31,1998                         333,892           334          39,963
  Net (loss) for the year
                                             ------------    ----------    ------------

Balance, December 31,1999                         333,892           334          39,963

 Stock issued at $.15 per share,
 October 12, 2000                                 310,205           310          47,414
 Contributed capital
 Net (loss) for the year
                                             ------------    ----------    ------------

Balance, December 31,2000                         644,097           644          87,377

Stock issued November 15, 2001 to
 acquire subsidiary company                        32,500            33             468
Stock issued for services at $.15
  per share on November 15 2001                    16,250            16           2,484
 Contributed capital
 Net (loss) for the year
                                             ------------    ----------    ------------

Balance, December 31, 2001                        692,847           693          90,328

Conversion of subordinated convertible
   debentures on February 8, 2002,
   at $.00077 per share                        19,500,000        19,500          (4,500)
Stock issued for services at
  $.0015 per share
  on March 4, 2002                              4,550,000         4,550           2,450
 Contributed capital
 Net (loss) for the year
                                             ------------    ----------    ------------

Balance, December 31, 2002                     24,742,847        24,743          88,278
Stock subscriptions
  @ $.03 per share
  on October 31, 2003                           7,800,000         7,800         232,200
Acquisition of assets @ zero
  December 2, 2003                            115,375,000       115,375        (115,375)
Contributed capital                                 1,100
Net (loss) for the year-restated
                                             ------------    ----------    ------------

Balance, December 31, 2003                    147,917,847       147,918         205,103

Collection of stock subscriptions
 Proceeds from stock issuance at
  $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                  100,000           100          39,400
  March 29, 2004                                  150,000           150          59,350
Stock issued for services at $.05
  per share on May 18, 2004                     7,099,392         7,099         342,901
Stock offering costs                                                           (350,000)
Contributed capital
Stock offering costs                                                            (98,722)
Net (loss) for the year
                                             ------------    ----------    ------------

Balance, December 31, 2004                    155,267,239       155,267         198,032
(unaudited)
Conversion of subordinated convertible
   debentures on February 11, 2005,
   at $.0038 per share                          2,631,579         2,632           7,368
Conversion of subordinated convertible
   debentures on March 2, 2005,
   at $.0079 per share                          1,265,823         1,266           8,734
Conversion of subordinated convertible
   debentures on March 8, 2005,
   at $.0047 per share                          2,127,660         2,128           7,872
Conversion of subordinated convertible
   debentures on March 21, 2005,
   at $.0040 per share                          2,500,000         2,500           7,500
Conversion of subordinated convertible
   debentures on March 23, 2005,
   at $.0040 per share                          2,500,000         2,500           7,500
Conversion of subordinated convertible
   debentures on March 31, 2005,
   at $.0035 per share                          2,857,143         2,857           7,143
Beneficial conversion feature for first
quarter                                                                          15,025
Stock Equity Distribution Agreement draw
   on April 1, 2005, at $.0052 per share        1,923,077         1,923           8,077
Stock Equity Distribution Agreement draw
   on April 2, 2005, at $.0044 per share        2,272,727         2,273           7,727
Conversion of subordinated convertible
   debentures on April 8, 2005,
   at $.0030 per share                          3,333,333         3,333           6,667
Stock Equity Distribution Agreement draw
   on April 26, 2005, at $.0025 per share       4,000,000         4,000           6,000
Conversion of subordinated convertible
   debentures on April 27, 2005,
   at $.0019 per share                          7,812,500         7,813           7,188
Conversion of subordinated convertible
   debentures on May 10, 2005,
   at $.0012 per share                          8,333,333         8,333           1,667
Conversion of subordinated convertible
   debentures on May 17, 2005,
   at $.0008 per share                         12,500,000        12,500          (2,500)
Conversion of subordinated convertible
   debentures on May 18, 2005,
   at $.0008 per share                         12,500,000        12,500          (2,500)
Conversion of subordinated convertible
   debentures on June 7, 2005,
   at $.0005 per share                         20,833,333        20,833         (10,833)
Conversion of subordinated convertible
   debentures on June 17, 2005,
   at $.0006 per share                         15,625,000        15,625          (5,625)
Beneficial conversion feature for second
   quarter                                                                       22,713
Conversion of subordinated convertible
   debentures on July 14, 2005,
   at $.0003 per share                         33,333,333        33,333         (23,333)
Conversion of subordinated convertible
   debentures on September 1, 2005,
   at $.0004 per share                         25,000,000        25,000         (15,000)
Conversion of subordinated convertible
   debentures on September 8, 2005,
   at $.0004 per share                         23,780,000        23,780         (14,268)
Beneficial conversion feature for third
   quarter                                                                        7,378
Net (loss) for the period
                                             ------------    ----------    ------------

Balance, September 30, 2005 (unaudited)       340,396,080    $  340,396    $    252,531
                                             ============    ============  ============

                                                                        (Deficit)
                                                                       Accumulated
                                                          Stock        During the
                                             Contributed Subscription  Development
                                               Capital   Receivable      Stage         Total
                                               -------   ---------- -----------    ------------
Balance, at inception                          $  --     $   --     $      --      $       --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1987                        --         --            --              --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1988                        --         --            --              --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1989                        --         --            --              --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1990                        --         --            --              --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1991                        --         --            --              --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1992                        --         --            --              --
  Stock issued for services at par,
  January 5,  April 22
  and October 22                                                                              1
  Net (loss) for the year                                                    (1)             (1)
                                               -------   --------   -----------    ------------
Balance, December 31, 1993                        --         --              (1)           --
  Stock issued for services at par,
  January 13, July 5                                                                       --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
                                                  --         --              (1)           --
Balance, December 31, 1994
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1995                        --         --              (1)           --
  Net (loss) for the year
                                               -------   --------   -----------    ------------
Balance, December 31, 1996                        --         --              (1)           --
  Stock issued for services @$11.94
  per share June 27
  and July 31                                                                            30,786
  Net (loss) for the year                                               (30,786)        (30,786)
                                               -------   --------   -----------    ------------
Balance, December 31, 1997                        --         --         (30,787)           --
  Stock issued in a private placement
   @ $.0.046 per share
   in August 1998, net of offering
   costs of $5,700                                                                        9,510
  Net (loss) for the year                                                (9,510)         (9,510)
                                               -------   --------   -----------    ------------
Balance, December 31,1998                         --         --         (40,297)           --
  Net (loss) for the year                                               (12,050)        (12,050)
                                               -------   --------   -----------    ------------

Balance, December 31,1999                         --                    (52,347)        (12,050)

 Stock issued at $.15 per share,
 October 12, 2000                                                                        47,724
 Contributed capital                             3,700                                    3,700
 Net (loss) for the year                                                (45,751)        (45,751)
                                               -------   --------   -----------    ------------

Balance, December 31,2000                        3,700       --         (98,098)         (6,377)

Stock issued November 15, 2001 to
 acquire subsidiary company                                                                 500
Stock issued for services at $.15
  per share on November 15 2001                                                           2,500
 Contributed capital                             4,950                                    4,950
 Net (loss) for the year                                                 (9,828)         (9,828)
                                               -------   --------   -----------    ------------

Balance, December 31, 2001                       8,650       --        (107,926)         (8,255)

Conversion of subordinated convertible
   debentures on February 8, 2002,
   at $.00077 per share                                                                  15,000
Stock issued for services at
  $.0015 per share
  on March 4, 2002                                                                        7,000
 Contributed capital                             1,200                                    1,200
 Net (loss) for the year                                                (22,348)        (22,348)
                                               -------   --------   -----------    ------------

Balance, December 31, 2002                       9,850       --        (130,274)         (7,403)
Stock subscriptions
  @ $.03 per share
  on October 31, 2003                                    (132,185)                      107,815
Acquisition of assets @ zero
  December 2, 2003                                                                         --
Contributed capital                                                                       1,100
Net (loss) for the year-restated                                       (102,558)       (102,558)
                                               -------   --------   -----------    ------------

Balance, December 31, 2003                      10,950   (132,185)     (232,832)         (1,046)

Collection of stock subscriptions                         132,185                       132,185
 Proceeds from stock issuance at
  $.40 per share
  net of offering costs of $1,000
  March 23, 2004                                                                         39,500
  March 29, 2004                                                                         59,500
Stock issued for services at $.05
  per share on May 18, 2004                                                             350,000
Stock offering costs                                                                   (350,000)
Contributed capital                             59,997                                   59,997
Stock offering costs                                                                    (98,722)
Net (loss) for the year                                                (892,245)       (892,245)
                                               -------   --------   -----------    ------------

Balance, December 31, 2004                      70,947       --      (1,125,077)       (700,831)
(unaudited)
Conversion of subordinated convertible
   debentures on February 11, 2005,
   at $.0038 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on March 2, 2005,
   at $.0079 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on March 8, 2005,
   at $.0047 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on March 21, 2005,
   at $.0040 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on March 23, 2005,
   at $.0040 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on March 31, 2005,
   at $.0035 per share                                                                   10,000
Beneficial conversion feature for first
quarter                                                                                  15,025
Stock Equity Distribution Agreement draw
   on April 1, 2005, at $.0052 per share                                                 10,000
Stock Equity Distribution Agreement draw
   on April 2, 2005, at $.0044 per share                                                 10,000
Conversion of subordinated convertible
   debentures on April 8, 2005,
   at $.0030 per share                                                                   10,000
Stock Equity Distribution Agreement draw
   on April 26, 2005, at $.0025 per share                                                10,000
Conversion of subordinated convertible
   debentures on April 27, 2005,
   at $.0019 per share                                                                   15,000
Conversion of subordinated convertible
   debentures on May 10, 2005,
   at $.0012 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on May 17, 2005,
   at $.0008 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on May 18, 2005,
   at $.0008 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on June 7, 2005,
   at $.0005 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on June 17, 2005,
   at $.0006 per share                                                                   10,000
Beneficial conversion feature for second
   quarter                                                                               22,713
Conversion of subordinated convertible
   debentures on July 14, 2005,
   at $.0003 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on September 1, 2005,
   at $.0004 per share                                                                   10,000
Conversion of subordinated convertible
   debentures on September 8, 2005,
   at $.0004 per share                                                                    9,512
Beneficial conversion feature for third
   quarter                                                                                7,378
Net (loss) for the period                                              (262,746)       (262,746)
                                               -------   --------   -----------    ------------

Balance, September 30, 2005 (unaudited)        $70,947   $   --     $(1,387,824)   $   (723,950)
                                               =======   ========   ===========    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              OXFORD VENTURES, INC.


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30 2005 and the results of its operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended December 31, 2004.

Note 2.  ACCOUNTING POLICIES AND PROCEDURES

Loss per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to all stock splits. Diluted loss per share has not been presented as the effect of including all potentially issuable common shares would be anti-dilutive. As of September 30, 2005, all shares issued and outstanding have been considered in the computation of loss per share, since the shares issued in 2005 have been issued at a nominal price.

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

As of September 30, 2005, the Holder has converted $164,512 of this debt to stock. As a result, separately stated in the financials are the beneficial conversion amounts. The total amount of shares converted are 176,933,037 shares as of September 30, 2005.

NOTE 4.  LOAN PAYABLE

On September 30, 2005, the Company entered into a short term financing agreement with an unrelated party for the amount of $48,500. The Company made an interim payment on the balance of $8,500. The terms of this loan include maturity on December 31, 2005 without interest, collateral or interim payments.

NOTE 5.  RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company entered into a short term loan agreement with a stockholder for the amount of $75,000. The terms of this loan include maturity on

December 31, 2005 without interest, collateral or interim payments. As of September 30, 2005, the outstanding balance of this obligation was reduced to $40,150. Also owed to the brother- in- law of the president of the Company are advances to the Company of $15,226, as of September 30, 2005.

NOTE 6.  SUBSEQUENT EVENT

Entry into a Material Definitive Agreement

On October 12, 2005, Oxford Ventures, Inc. (the "Registrant") entered in a Securities Purchase Agreement (the "Securities Purchase Agreement") to issue secured convertible debentures to Highgate House Funds, Ltd. ("Highgate") and Prenox, LLC ("Prenox") in an amount of up to $15,000,000 and to issue Highgate and Prenox warrants for up to 5,000,000 shares of the Registrant's common stock for a period of five years with an exercise price of $0.01 (the "Warrants"). Also on October 12, 2005, Oxford issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. The Registrant has used the majority of the proceeds from the Debentures to extend a loan, described below, to Uluru Inc. ("Uluru"). The shares underlying the Warrants shall be included on a registration statement, described below, to be filed by the Registrant with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Registrant granted Highgate and Prenox a security interest in all of its assets, including any assets the Registrant acquires while the Debentures are outstanding, and has agreed to issue shares of common stock in an amount equal to five times the gross proceeds of the Debentures to be held in escrow in the event of a default under the Debentures (the "Escrow Shares").

The Debentures have a term of two years from the date of issuance and bear an interest of ten percent per annum. The Registrant may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Registrant's common stock at the price of $1.50 per share.

On October 12, 2005, the Registrant entered into a Bridge Loan and Control Share and Pledge Security Agreement, (the "Bridge Loan Agreement") with Uluru and Kerry P. Gray. Pursuant to the Bridge Loan Agreement, the Registrant loaned Uluru $10,700,000 in exchange for a secured debenture (the "Uluru Debenture"). In addition to granting the Uluru Debenture, Uluru granted a security interest in its assets (the "Security Interest") to Oxford and Mr. Gray pledged Uluru shares representing 54.5% of Uluru's capital stock to Oxford (the "Pledged Shares"). To entice Highgate and Prenox to enter into the Securities Purchase Agreement, Oxford assigned the Security Interest and the Pledged Shares to Prenox and Highgate pursuant to a Collateral Assignment Agreement entered into between the Registrant, Highgate and Prenox.

On October 12, 2005, the Registrant entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement described below up to $30,000,000 of the Registrant's common stock in increments of up to $1,000,000 (each such increment, an "Advance"). The purchase price for this common stock shall be 97% of the lowest daily volume weighted average price of the common stock during the five consecutive trading days after notice is given requesting an Advance.

The Registrant shall file a registration statement with the Securities and Exchange Commission to register the resale of the Registrant's common stock issued to Cornell pursuant to the SEDA. The registration statement shall also include the shares of common stock underlying the Warrants and the Escrow Shares. The Registrant shall continuously maintain the effectiveness of the registration statement for a period of twenty four (24) months after its effective date.

 On October 12, 2005, the Registrant entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with Uluru by and among the Registrant, Uluru, and Uluru Acquisitions Corp., a wholly-owned subsidiary of the Registrant ("Merger Corp."). Under the Merger Agreement, Merger Corp. will merge with and into Uluru, as a result of which Registrant will acquire all of the issued and outstanding shares of Uluru and Uluru will become a wholly-owned subsidiary of the Registrant (the "Merger").

In connection with the Merger, the holders of Uluru common stock, will receive 11,000,000 shares of the Registrant's common stock, approximately forty percent of the shares of Common Stock of the Registrant on a fully diluted basis after giving effect to the Merger, and the shareholders of Registrant immediately prior to the Merger will retain 1,000,000 shares of common stock of Registrant, representing approximately four percent of the shares of Common Stock of Oxford on a fully diluted basis after giving effect to the Merger.

 After giving effect to the Merger, the shares of common stock into which the Debentures are convertible and the Warrants, the Registrant will have 28,000,000 shares of common stock issued and outstanding.

After giving effect to the Merger, and pending approval of the Registrant's shareholders, the Board of Directors of the Registrant will consist of five members. Simultaneously with the resignation of the current officer and director of the Registrant, a new Board of Directors will be appointed as determined by Uluru, with Highgate and Prenox appointing one member of the five new members of the Board of Directors. All securities issued pursuant to the Merger will be "restricted" stock and be subject to all applicable re-sale restrictions specified by federal and state securities laws.

Although we have a definitive agreement, it has not been consummated as of yet and any of the above conditions may be subject to change.

Payments of Oxford Debt by Uluru

Since September 30, 2005, Uluru, as a part of the merger agreement above, has paid several outstanding debts, including the Convertible Debenture of $292,029 and accrued interest, Shareholder loans of $40,150, and loan payable of $40,000.

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

Plan of Operation

The Company has the rights to the Xtreme Games' technology. Xtreme Games is a NASCAR simulator comprised of a full-size NASCAR racecar body, complete with a roll cage and safety net. The Company is not currently pursuing business opportunities involving the Xtreme Games' technology. Instead, as noted in its Current Reports filed with the Securities and Exchange Commission on October 18, 2005 and September 13, 2005, the Company is considering merging with Uluru Inc., a company specialty pharmaceutical company focused on the development of a portfolio of topical delivery technologies. If the merger occurs, the Company will adopt Uluru Inc.'s business.

Discussion and Analysis of Financial Condition

The Company has incurred annual operating losses since its inception related primarily to development general administration costs. During the quarter ended September 30, 2005, the Company posted a loss of $88,421, compared to a loss of $100,736 for the quarter ended September 30, 2004.

The Company's main focus during the quarter ended September 30, 2005 has been to bring about the proposed merger with Uluru Inc.

General & Administrative Expenses

General and administrative expenses were $69,746 during the quarter ended September 30, 2005, relating to advances to the entity which was supposed to maintain the initial simulator, compared to $67,901 for the quarter ended September 30, 2004.

Research & Development Expenses

Research and developmental costs during the quarter ended September 30, 2005 were $0 compared to $20,841 for the quarter ended September 30, 2004. The decrease in 2005 resulted from the Company's inability to raise enough capital for operations.

Liquidity And Capital Resources

Since inception, the Company has financed its operations from private financing. The company had suffered recurring losses from operations and had a working capital deficit at September 30, 2005 of $746,198 (current assets less current liabilities).

The majority of the Company's accounts payable are past due and the company is currently insolvent.

Financing

As of September 30, 2005, the Company has been unable to obtain adequate financing with which to pay its current and past due obligations, and therefore has decided to seek other business options including a merger with another Company. If no successful merger or other options are found, the Company's plans to turn control over to the major creditor.

ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934) as of September 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Pursuant to a Securities Purchase Agreement that we entered into with Cornell Capital Partners, LP on May 18, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the amount of $500,000 that was convertible up to 177,083,333 shares of our common stock. In the three-month period ended September 30, 2005, Cornell elected to convert $29,512 of the Secured Convertible Debenture in exchange for 82,113,333 shares of our common stock. As we issued these shares to Cornell to reduce our debt obligations, there were no proceeds to us.

With respect to the sale of these securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D under that Act. The purchaser had access to sufficient information regarding us so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that the purchaser was an "accredited investor" as defined in Regulation D of the Act had the requisite sophistication to make an investment in our securities.

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

(a) Included as an Exhibit to Oxford Ventures, Inc.'s registration statement on Form 10-SB dated March 8, 2002.

(b) Reports on Form 8-K

We filed Current Reports on Form 8-K during or since the three months ended September 30, 2005 on October 18, 2005 and September 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2005                       Oxford Ventures, Inc.


                                             /s/ Daniel K. Leonard
                                             ----------------------------------
                                             Daniel K. Leonard
                                             President