Form 10KSB
period 2005-12-31
ULURU INC.
filed 2006-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 For the fiscal year ended December 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to________________

Commission File Number 000-49670

ULURU INC.
(Name of small business issuer in its charter)

Nevada	41-2118656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4452 Beltway Dr.
Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (214) 905-5145

Securities registered under Section 12(b) of the Exchange Act:

--------------------

Title of each class Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) :
$5,201,081 as of May 9, 2006

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
12,844,395 as of May 9, 2006

Part I

ITEM 1. DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set out below under “Risk Factors”, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General

ULURU Inc. (hereinafter “ULURU”, the " Company" or the “Registrant”), a development stage company, was incorporated in September 17, 1987 under the laws of the State of Nevada, under the name Casinos of the World, Inc, having the stated purpose of engaging in any lawful practice or activity. Its Articles of Incorporation provided for authorized capital of twenty five hundred common shares of no par value.

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

On December 2, 2003, the Company issued 8,625,000 shares pursuant to an Asset Purchase Agreement. On December 5, 2003, the Company declared a 2.25 stock dividend which increased the issued and outstanding shares from 10,528,276 common shares to 34,216,897 common shares. Subsequent to the Company's year end of December 31, 2003, the Company issued 812,500 shares to Ocean Way Investments Ltd. as a finder’s fee related to the Asset Purchase Agreement.

On March 1, 2004, the Company affected a 4 to 1 forward split, increasing the Company's outstanding shares to 136,867,588. The Company also increased its authorized shares to 400 million from 100 million.

On May 25, 2004, 7,099,392 shares were issued to Cornell Capital Partners LP and another firm pursuant to a Standby Equity Distribution Agreement (the “2004 SEDA”) and a Security Agreement, dated May 18, 2004 and a Secured Convertible Debenture Agreement June 9, 2004 (the “Cornell Debenture”). These agreements are filed as exhibits or incorporated by reference in the SB-2 Registration Statement filed by the Company on December 14, 2004.

At December 31, 2004, the Company has issued and outstanding 155,267,240 shares of Common Stock.

In 2005, the Company relocated its principal executive offices from Mesa, Arizona to Omaha, NB.

On March 31, 2006, our wholly-owned subsidiary acquired all of the shares, assets and liabilities of ULURU Inc., a Delaware corporation (“ULURU Delaware”), in exchange for 11,000,000 shares of our common stock. As we had no substantial business prior to this event, our business became the business of ULURU Delaware. On the same date, we changed our name to ULURU Inc. and moved our executive offices to Addison, Texas.

Business of Issuer

ULURU’s goal is to acquire topically applied technologies to improve topical delivery and to establish a commercial organization focused on the wound management, burn care and plastic surgery markets.

We are an emerging pharmaceutical company focused on advancing topical delivery. ULURU is a diversified pharmaceutical company engaged in the development of novel topically applied therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms to improve clinical outcomes. ULURU owns three patented and/or licensed drug delivery technologies from which three products have been approved for marketing in various global markets.

The three drug delivery technologies are as follows:

OraDisc™	*
A mucoadhesive erodible film technology, for the delivery of medication into the oral cavity, onto the oral mucosal surfaces, onto the surface of teeth or to deliver drug into the systemic circulation through the mucosal tissue.

Nanoparticle Aggregate	*
Nanoparticles which aggregate in the presence of body fluids, to form a permanent or semi-permanent device which can be used as a wound or burn care dressing with or without a drug, in plastic surgery as a dermal filler and implant material and for ocular drug delivery.

Residerm	*	A technology for enhancing the penetration of drug into the skin and forming a drug reservoir to locally treat skin disorders and reduce the systemic absorption and side effects of the drug.

The three drug delivery technologies were purchased from Access Pharmaceuticals Inc. in October 2005. The Purchase Agreement provided for the assumption of all assets of the topical drug delivery business including inventories, capital equipment and intellectual property specifically identified with the purchased technologies.

ULURU plans to establish a sales and marketing organization to commercialize the wound management, burn care, and plastic surgery products. To achieve this objective, ULURU plans on acquiring additional complimentary wound management and plastic surgery products. We plan to add additional products to our existing portfolio through the addition of numerous wound management compounds to our nanoparticle aggregate dressing.

In addition to the three acquired drug delivery technologies, we have also purchased the patent for the use of amlexanox for the treatment of oral diseases including canker sores, and skin disorders.

We are currently marketing amlexanox 5% paste in the United States, the first Food and Drug Administration (FDA) approved product for the treatment of canker sores, under the trade name Aphthasol®. In September 2001, ProStrakan Limited, our U.K. partner, received marketing authorization to market amlexanox 5% paste in the United Kingdom under the trade name Aptheal®. We have received marketing approval in 10 European Union countries following completion of the Mutual Recognition Procedure (MRP). Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal and Sweden. We are developing new formulations and delivery forms for amlexanox, including mucoadhesive disc delivery. In 2004, we received approval of our new drug application for OraDisc™ A from the United States Food and Drug Administration (FDA). OraDisc™ A is an improved delivery system for amlexanox. The OraDisc™ technology is a proprietary mucoadhesive patch that gradually erodes and releases an active ingredient when applied to the inside of the mouth.

In addition, ProStrakan has used our patented Residerm® technology to develop a zinc clindamycin formulation for the treatment of acne. ProStrakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin in March 20002. The process to achieve marketing authorization for Zindaclin throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states. Additionally, approvals have been granted in numerous international markets and we anticipate that in the next twelve months approvals will be obtained in additional countries.

Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products

Aphthasol® and Aptheal®(Amlexanox 5% Paste)

Amlexanox 5% paste is the first drug approved by the FDA for the treatment of canker sores. A Phase IV clinical study conducted in Northern Ireland was completed in November 2000 to determine if the application of amlexanox 5% paste at the first sign or symptom of canker sores can abort ulcer formation or further accelerate healing. The results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease. If this label extension is approved by regulatory authorities, it would provide a major marketing opportunity to expand use of the product and to attract sufferers of canker sores to contact medical practitioners to request the product.

The exclusive United Kingdom and Ireland rights for the sale and marketing of amlexanox 5% paste for the treatment of canker sores is licensed to ProStrakan. Under the terms of this license, ProStrakan was responsible for and assumed all costs associated with the regulatory approval process, including product registration, for amlexanox in the United Kingdom and the European Union. Additionally, ProStrakan will make milestone payments to us on achievement of performance objectives and we will receive royalties on product sales of amlexanox.

An international out licensing program for amlexanox is ongoing. In addition to our license agreement with ProStrakan, licensing agreements have been executed with Zambon Group for France, Germany, Holland Belgium, Luxembourg, Switzerland, Brazil, Columbia and Italy; Meda AB for Scandinavia, the Baltic states and Iceland; Laboratories Esteve for Spain, Portugal and Greece; Paladin Labs Inc. for Canada, EpiTan, Ltd. for Australia and New Zealand, and Orient Europharma, Co., Ltd for Taiwan, Hong-Kong, Philippines, Thailand and Singapore. Contract Pharmaceuticals Ltd. Canada is our contract manufacturer for all markets including the United States.

ProStrakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001. ProStrakan’s trade name for the product is Aptheal®. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden. We plan to reapply for approvals in such countries, where registration has not been received including France, Italy and Belgium.

The therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5%paste, called Apthera®, in Canada to Paladin Labs Inc., our Canadian partner.

Residerm® A gel - Zindaclin® (Zinc-Clindamycin)

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention to the drug in the skin. This phenomenon is called the “reservoir effect,” and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes. This technology is called ResiDerm®.

We have developed, in conjunction with ProStrakan, zinc clindamycin for the treatment of acne which is marketed under the trade name Zindaclin®. Topical acne drugs constitute an approximately $750 million per year market and clindamycin is a widely prescribed drug for the treatment of acne. Clinical studies indicate that the addition of zinc results in Zindaclin® being as effective applied once daily as the market leading clindamycin product applied twice daily. The activity of zinc and clindamycin, the improved stability of the product and the potential for zinc to overcome certain bacterial resistance are other potential product benefits.

The exclusive worldwide rights for the manufacturing, sales and marketing of zinc clindamycin pursuant to a license agreement were granted to ProStrakan. Under the terms of the license agreement, ProStrakan agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing our zinc patent, including product registrations. We share equally in all milestone payments received from the sublicensing of the compound. In addition, we receive a royalty on sales of products utilizing this technology.

ProStrakan has sub-licensed to Crawford Healthcare Limited the marketing of zinc clindamycin in the United Kingdom which is sold under the trade name Zindaclin®. The process to achieve marketing authorization for Zindaclin® throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states and several non-European countries. We anticipate that in the next twelve months approvals will be obtained in additional countries. In addition, in May 2002 ProStrakan signed a Licensing Agreement with Fujisawa GmbH, which granted a license to Fujisawa for rights to market Zindaclin® in continental Western Europe. Additional licenses and or distribution agreements have been signed in other countries with other companies.

OraDisc™

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes that are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, a novel, cost-effective, mucoadhesive film product has been developed that is bioerodible. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing for a wide range of potential applications. The disc stays in place, eroding over a period of time, so that subsequent removal is unnecessary. The disc delivers the drug over a period of time controlled by the rate of erosion of the disc, which is in turn controlled by the formulation of the backing layer.

OraDisc™ A was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in the Aphthasol®. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.

OraDisc™ A was approved by the FDA in September 2004.

This successful development is an important technology milestone which supports the development of the OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted. Additionally, safety in patients down to 12 years of age was demonstrated. Patients in the 700 patient clinical study and 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, ability of the disc to remain in place and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

Now that OraDisc™ A is approved as a prescription product, in conjunction with our strategic partner Discus Dental Inc., we intend to move this product to market as rapidly as possible. Ultimately, it is or objective to move this product from prescription status to an over-the-counter consumer product. Our license agreement with Discus Dental Inc. includes significant milestone payments on the achievement of commercial milestones as well as royalty payments on product sales.

We will continue to develop the OraDisc™ technology and have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral captivity, gingivitis, cough and cold treatment, breath freshener, tooth whitening and other dental applications.

Drug Development Strategy

Our strategy is to initially focus on utilizing our technology in combination with approved drug substances to develop novel patentable formulations of existing therapeutic products. We believe that this will expedite product development, both preclinical and clinical, and ultimately product approval. Where the size of the necessary clinical studies and cost associated with the later clinical development phases are significant, we plan to out-license to, or co-develop with, marketing partners.

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development and project management to maximize product opportunities in a timely manner. We will, however, contract the manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. There will be some instances where there may be significant cost savings for us to do some manufacturing scaleup (such as OraDisc™ program). We will evaluate those instances and may do the work ourselves in order to achieve cost savings.

We expect to form strategic alliances for product development and to out license the commercial rights to development partners for a number of our product development candidates. By forming strategic alliances with pharmaceutical companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms for use in topical and oral disease are:

*	Mucoadhesive Disc Technology
*	Hydrogel Nanoparticle Aggregate Technology, and
*	Residerm® Topical Delivery Technology.

Mucoadhesive Disc Technology

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems a novel erodible mucoadhesive film product was developed. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing for a wide range of potential applications. The disc stays in place eroding over a period of time, so that subsequent removal is unnecessary. The disc delivers the drug over a period of time pre-determined by the rate of erosion of the disc, which is in turn controlled by the formulation of the backing layer.

OraDisc™ was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol®. We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, tooth whitening and other dental applications. In addition, it is planned to develop a range of prescription supportive care products including products for nausea and vomiting, pain and migraine.

Hydrogel Nanoparticle Aggregate Technology

Our hydrogel nanoparticle aggregate technology proved unique materials with a broad range of properties and potential applications. While a conventional bulk hydrogel is an “infinite” network of loosely cross-linked hydrophilic polymers that swells when placed in polar solvents, we have discovered that a variety of unique biomaterials can be formed through the aggregation of hydrogel nano or micro-particles. This concept takes advantage of the inherent biocompatibility of hydrogels while overcoming problems with local stress and strain, which cause bulk hydrogels to shear. Unlike bulk hydrogels, these hydrogel particle aggregates are shape retentive, can be extruded or molded and offer properties suitable for use in a variety to in vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in the hydrogel nanoparticle aggregate technology have been extensively researched by the academic and scientific community and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

This technology utilizes the inherent physical attractive forces between nanoparticles themselves and between nanoparticles and a polar solvent such as water. These particles form bulk materials that can have the same size as infinite bulk networks but allow chemical variability and much greater resistance to permanent mechanical deformation. The aggregate demonstrates many physical properties identical to those of a bulk hydrogel. However, there are important differences between aggregates and bulk materials. For example, “tough” elastomeric hydrogels used in tissue engineering constructs typically fail catastrophically when placed under high strain or shear forces. Hydrogel nanoparticle aggregates exhibit superior performance compared to bulk materials under stress as the nanoparticles can slip past each other allowing local deformation and repair.

A second level of controlled degradation is provided by the ability to tailor the rate of particle erosion from the physically coalesced aggregate. The hydrogel can be formulated such that the aggregate is extremely tough and resilient, or formulated so that I can slowly erode at controlled rates. This is achieved though simple compositional changes during nanoparticle synthesis. The spaces between nanoparticles, or holes in the lattice, can be tailored by varying the nanoparticle size. These spaces have been used to encapsulate proteins during aggregate formation. The ability to trap a wide range of bioactive compounds between these particles in the presence of water solutions offers another major advantage, since this media is less deleterious to many compounds than solvents typically used with other drug delivery materials. These aggregates can easily be designed to remain together indefinitely in vivo, or break apart at specific rates. Pharmaceutically-active compounds trapped in a non-degradable aggregate will be released from the hydrogel by diffusion, while release is controlled by both diffusion and rate of erosion in degradable aggregates.

This technology has a variety of potential applications, such as in-dwelling medicated catheters, medicated stents, artificial discs, tissue scaffold a controlled-release drug delivery systems. We continue to develop the technology and specific applications utilizing this technology, while seeking to establish collaborations and partnerships to explore other applications.

Residerm® Topical Delivery Technology

We have granted a license to ProStrakan for the development of compounds that utilize our zinc technology. The use of zinc ions to formulate topical products produces a reservoir of drug in the skin to increase the effectiveness of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation.

At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systematic circulation. This latter factor is especially important in order to minimize unwanted side effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one that can rapidly penetrate the skin and produce a “reservoir effect” in the skin or mucous membranes. Such a reservoir effect can be produced by complexing of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This “reservoir effect” is defined as an enhancement of the skin or membrane’s ability to both absorb and retain pharmacological agents that is:

• To increase skin or membrane residence time;
• To decrease drug transit time; and
• To reduce transdermal flux.

Table of Contenets

A number of compounds are known to enhance the ability of pharmacologically active agents to penetrate the skin, but have the disadvantage of allowing rapid systemic dispersion away from the site of disease. Many topical agents, such as the retinoids used in the treatment of acne, and methotrexate, used in the treatment of psoriases, are systemically toxic. There is, therefore, a need for a method of enhancing the ability of such agents to penetrate the skin so that a lesser total dosage may be used, while at the same time their ability to move from the skin to the systemic circulation is minimized.

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our broad intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patent protection for products under development and for new discoveries. Patent applications are filed with the U.S. Patent and Trademark Office and, when appropriate, with the Paris Convention’s Patent Cooperation Treaty (PCT) Countries (most major countries in Western Europe and the Far East) for our inventions and prospective products.

One U.S. and two European patents have been issued and one European patent is pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patents and patent application cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic pharmacologically active agents. The patents and patent application also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

We have one U.S. patent and have filed one U.S. and one European patent application for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional past and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.

Two U.S. patent applications and two European patent applications for the hydrogel nanoparticle aggregate technology have been filed. The patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, in-dwelling medicated catheters, medicated stents, artificial discs and tissue scaffold. We have an exclusive worldwide license for the nanoparticle aggregate technology for all applications except intravenous, subcutaneous and intra muscular drug development.

We also have a patent for amlexanox and the worldwide rights, excluding Japan, for the use of amlexanox for oral and dermatological use.

We have a strategy of maintaining an ongoing line of patent continuation applications for each major category of patentable carrier and delivery technology. By this approach, we are extending the intellectual property protection of our basic technology to cover additional specific carriers and agents, some of which are anticipated to carry the priority dates of the original applications.

Government Regulation

We are subject to extensive regulation by the federal government, principally by the FDA, and, to a lesser extent, by other federal and state agencies as well as comparable agencies in foreign countries where registration of products will be pursued. Although a number of our formulations incorporate extensively tested drug substances, because the resulting formulations make claims of enhanced efficacy and/or improved side effect profiles, they are expected to be classified as new drugs by the FDA.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statues and regulations govern the testing, manufacturing, safety, labeling, storage, shipping, and record keeping of our products. The FDA has the authority to approve or not approve new drug applications and inspect research, clinical and manufacturing records and facilities.

Among the requirements for drug approval and testing is that the prospective manufacturer’s facilities and methods conform to the FDA’s Code of Good Manufacturing Practices regulations, which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an Investigational New Drug application (“IND”) with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence numerous phases of clinical testing and the FDA approval of a NDA prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, or ICH, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process. Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages. Phase II, involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II, it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA for approval to commence commercial sales.

The process of performing the requisite testing, data collection, analysis and compilation of an IND and an NDA is labor intensive and costly and may take a protracted time period. In some cases, tests may have to be redone or new tests instituted to comply with FDA requests. Review by the FDA may also take considerable time and there is no guarantee that an NDA will be approved. Therefore, we cannot estimate with any certainty the length of the approval cycle.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerable greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us, the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

Products developed from our Residerm® technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Zindaclin®, which is the first product developed utilizing our Residerm® technology, will compete with products including Benzamycin, marketed by a subsidiary of Sanofi-Aventis; Cleocin-T and a generic topical clindamycin, marketed by Pharmacia; Benzac, marketed by a subsidiary of L’Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Aphthasol® is the only clinically proven product to accelerate the healing of canker sores. There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations that incorporate a local anesthetic used for the treatment of this condition.

In the area of wound management, burn care, and dermal fillers, which is the focus of our development activities, a number of companies are developing or evaluating new technology approaches. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

Even if our products are fully developed and receive the required regulatory approval, of which there can be no assurance. We believe that our products that require extensive sales efforts directed both at the consumer and the general practitioner can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area or in direct to consumer marketing. Consequently, our business model is to form strategic alliances with major or regional pharmaceutical companies for products to compete in these markets. Management believes that our development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace by adopting this strategy.

We plan to establish a sales and marketing organization to commercialize our product developments in the wound management, burn care and plastic surgery market segments. Management believes that a small dedicated sales and marketing organization can effectively commercialize products in these specialized areas.

 Employees

As of December 31, 2005, we had no full- or part-time employees. As of March 15, 2006, we have 10 full-time and 3 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees. 2 directly support commercial and business development activities and 3 are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

ITEM 1A.  RISK FACTORS

We do not have significant operating revenue, and we may never attain profitability.

Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs. We may not generate significant revenues or profits from the sale of these products in the future. Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products. Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties form commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, any amount that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues to fund our operations.

A failure to obtain necessary additional capital in the future could jeopardize our operations.

We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors would be diluted and the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding to support our working capital and operating requirements could prevent us from making expenditures that are needed to allow us to maintain our operations.

Our financial condition and the restrictive covenants in our outstanding convertible notes may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.

The terms of our outstanding $13,000,000 convertible notes issued to Prenox, LLC and Highgate House Funds, Ltd. (the “Convertible Notes”) may limit our ability to, among other things:

• incur additional debt
• pay cash dividends, redeem, retire or repurchase our stock or change our capital structure
• enter into certain transactions with affiliates
• create additional liens on our assets
• issue certain types of preferred stock or issue common stock at below market prices
.

Our ability to borrow additional funds or raise additional equity may be limited by our financial condition, in addition to the terms of our outstanding debt. Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

We may not be able to pay our debt and other obligations, and our assets may be seized as a result.

We may not generate the cash flow required to pay our liabilities as they become due. As of December 31, 2005, our outstanding debt included approximately 13.0 million of our Convertible Notes due in October 2007 plus $283,656 in accrued but unpaid interest.

The holders of our Convertible Notes may require us to repurchase or prepay all of the outstanding Convertible Notes under certain circumstances. We may not have sufficient cash reserves to repurchase the Convertible Notes at such time.
Our obligations under the Convertible Notes are secured by all of our assets.

Our obligations under the $13,000,000 Convertible Notes are secured by all of our assets. As a result, if we default under the terms of the Convertible Notes or related agreements, including our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or the Convertible Notes or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against the Company could require the early repayment of the Convertible Notes, if the default is not cured with the specified grace period. In addition we could be required to issue and the holders would have the ability to sell up to 45,000,000 shares of our Common Stock and/or the holders could foreclose their security interest and liquidate some or all of the assets of the Company, and we could cease to operate.

Our Standby Equity Distribution Agreement may have a dilutive impact on our stockholders.

We are to a great extent dependent on external financing to fund our operations. Our financial needs may be partially provided from the Standby Equity Distribution Agreement (the “SEDA”) that we entered into with Cornell Capital Partners, LP. The issuance of shares of our common stock under the SEDA will have a dilutive impact on our other stockholders and the issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we access the SEDA, we will issue shares of our common stock to Cornell at a discount of 3% of the lowest daily volume weighted average of our common stock during a specified period of trading days after we access the SEDA. Issuing shares at a discount will further dilute the interests of other stockholders.

To the extent that Cornell sells shares of our common stock issued under the SEDA to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Cornell may cause holders of our common stock to sell their shares. This could contribute to a decline in the stock price of our common stock.

We may not successfully commercialize our drug candidates.

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceutical based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

• some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances
• our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs
• it may be difficult to manufacture or market out drug candidates in a large scale
• proprietary rights of third parties may preclude us from marketing our drug candidates
• third parties may market superior or equivalent drugs

The success of our research and development activities, upon which we primarily focus, is uncertain.

Our primary focus is on our research and development activities and the commercialization of compounds covered by proprietary biopharmaceutical patents and applications. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension. Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer.

We may be unable to obtain necessary additional capital to fund operations in the future.

We require substantial capital for our development programs and operating expenses, to pursue regulatory clearances and to prosecute and defend our intellectual property rights. We believe that our existing capital resources, interest income, product sales, royalties and revenue from possible licensing agreements and collaborative agreements will be sufficient to fund our currently expected operating expenses (other than debt obligations including the $13,000,000 on the Convertible Notes which are required to be repaid in October 2007) and capital requirements for twelve months. However, unless the Convertible Notes convert to common stock prior to their maturity or are restructured, we will need to raise substantial additional capital to support our ongoing operations and debt obligations. Our actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including:

• the sales levels of our marketed products
• the results of our research and development programs
• the timing and results of preclinical and clinical trials
• our ability to maintain existing and establish new collaborative agreements with other companies to provide funding to us
• technological advances
• activities of competitors and other factors

If we do raise additional funds by issuing equity securities, further dilution to existing stockholders would result and future investors may be granted rights superior to those of existing stockholders. If adequate funds are not available to us through additional equity offerings, we may be required to delay, reduce the scope of or eliminate one or more of our research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require us to issue additional equity securities or to relinquish rights to certain technologies or drug candidates that we would not otherwise issue or relinquish in order to continue independent operations.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may need to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may deem necessary to develop, commercialized and market our potential pharmaceutical products on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

ProStrakan Ltd	• United Kingdom and Ireland manufacturing marketing rights and regulatory approval;
Zambon Group	• France, Germany, Holland, Belgium, Luxembourg, Switzerland, Brazil, Colombia and Italy manufacturing and marketing rights;
Laboratories Dr. Esteve SA	• Spain, Portugal, and Greece manufacturing and marketing rights;
Meda, AB	• Scandinavia, the Baltic states and Iceland marketing rights;
Paladin Labs, Inc.	• Canada manufacturing and marketing rights;
EpiTan, Ltd.	• Australia and New Zealand for marketing rights;
Orient Europharma, Co., Ltd.	• Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore for marketing rights;

Zindaclin® and Residerm®
ProStrakan Ltd.	• worldwide manufacturing, marketing and regulatory approval rights;
Fujisawa GmbH	• sublicensed continental Europe marketing rights;
Hyundai	• sublicensed Korea marketing rights;
Taro	• sublicensed Israel marketing rights;
Biosintetica	• sublicensed Brazil marketing rights
Six companies for eleven other smaller countries with sublicensed marketing rights.

Our ability to successfully commercialize, and market our products and product candidates could be limited if a number of these existing relationships were terminated.

We may be unable to successfully manufacture our products and our product candidates in clinical quantities or for commercial purposes without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes, and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling, and distribution of finished pharmaceutical products. If we are unable to contract for a sufficient supply of our pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

Our amlexanox 5% paste is marketed in the United States as Aphthasol®. We selected Contract Pharmaceuticals Ltd. Canada as our manufacturer of amlexanox 5% paste and they manufactured product for the U.S. market and initial qualifying batches of the product for Europe.

Amlexanox 5% paste was approved by regulatory authorities for sale in the United Kingdom. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxumbourg, The Netherlands, Norway, Portugal and Sweden. We licensed manufacturing rights to ProStrakan, Zambon, Esteve and Mipharm for specific countries in Europe. Contract Pharmaceuticals Ltd. Canada has also been selected as our European supplier of amlexanox 5% paste and this facility has been approved for European supply.

We licensed our patents for worldwide manufacturing and marketing for Zindaclin® and ResiDerm® technology to ProStrakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. Prostrakan has a contract manufacturer for Zindaclin® which is a European Union approved facility. Zindaclin® was approved in the United Kingdom and throughout Europe in most European Union countries including new member states and several non-European markets. Zindaclin® is marketed in UK, France, Germany, Ireland, Belgium, Cyprus, Israel and Korea. Zindaclin® is under review in other markets including Australia, New Zealand, Brazil and others.

We received regulatory approval from the FDA to manufacture and sell OraDisc™ A in September 2004 and are proceeding with our manufacturing and marketing plans for 2006.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

• 5% amlexanox paste is an approved product for sale in the US (Apthasol®); approved in the UK and Canada but not yet sold; approved in ten EU countries

• Zindaclin® is an approved product for sale in the UK and extensively throughout European Union countries; in the approval process in other markets

• OraDisc™ A is an approved product for sale in the US as of September 2004; we are completing steps for manufacturing and sale of the product in 2006

• Our other OraDisc™ products are currently in the development phase

• Nanoparticle aggregate product candidates are in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application, or “NDA”, for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical products. Government regulations may delay marketing of our potential drugs for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if we obtain initial regulatory approvals for our drug candidates, our drugs and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug, including withdrawal of the drug from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.

Before we can obtain regulatory approvals for the commercial sale of our potential drugs, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the drug for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate. A delay or failure to receive regulatory approval for any of our drug candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

We may incur substantial product liability expenses due to the use or misuse of our products for which we may be unable to obtain insurance coverage.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale, and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for drug candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold and any such product liability could adversely affect our business, operating results or financial condition.

We may incur significant liabilities if we fail to comply with stringent environmental regulations.

Our research and development processes involve the controlled use of hazardous materials. We are subject to a variety of federal, state and local governmental laws and regulations related to the use, manufacture, storage, handling, and disposal of such material and certain waste products. Although we believe that our activities and our safety procedures for storing, using, handling and disposing of such material comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such accident, we could be held liable for any damages that result and any such liability could exceed our resources.
  Intense competition may limit our ability to successfully develop and market commercial products.
  The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.

The following products may compete with Residerm® products:

• Benzamycin, marketed by a subsidiary of Sanofi-Aventis;
• Cleocin-T and a generic topical clindamycin, marketed by Pfizer;
• Benzac, marketed by Galderma; and
• Triaz, marketed by Medicis Pharmaceutical Corp.

Technology and prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol® product. OTC products including Orajel (Del Laboratories) and Anbesol (Wyeth Consumer Healthcare) also compete in the aphthous ulcer market.

Many of these competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. Drugs resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

Our ability to successfully develop and commercialize our drug candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon the reimbursement of the costs of the resulting drugs and related treatments at acceptable levels from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol® and Zindaclin® generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs that we develop may reduce the demand for, or price of such drugs, which would hamper our ability to obtain collaborative partners to commercialize our drugs, or to obtain a sufficient financial return on our own manufacture an commercialization of any future drugs.

The market may not accept any pharmaceutical products that we successfully develop.

The drugs that we are attempting to develop may compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

Trends toward managed health care and downward price pressured on medical products and services may limit our ability to profitably sell any drugs that we any develop.

Lower prices for pharmaceutical products may result from:

• Third-party payers’ increasing challenges to the prices charged for medical products and services

•  The trend toward managed health care in the Unites States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products

• Legislative proposals to reform healthcare or reduce government insurance programs

The cost containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform, could limit our ability to profitably sell any drugs that we may successfully develop. Moreover, any future legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement, may cause our business to suffer.

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patens issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are either the owner or licensee to U.S. patents and to U.S. patent applications now pending, and European patents and European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by, or licensed to, us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

• 5% amlexanox paste in 2011
• Zindaclin® and Residerm® between 2007 and 2011

In addition, patents may have been granted to third parties or may be granted covering products or processed that are necessary or useful to the development of our drug candidates. If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry P. Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have an employment agreement with Mr. Gray his employment may be terminated at any time. Mr. Gray’s agreement expires in five years and is extendable each year thereafter on the anniversary date. We do not maintain any “key-man” insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of or business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Ownership of our shares is concentrated, to some extent, in the hands of a few investors which could limit the ability of our other stockholders to influence the direction of the company.

Kerry P. Gray beneficially owns approximately 76.1% of our common stock as of the date hereof. Accordingly, he has the ability to significantly influence or determine the election of all of our directors or the outcome of corporate actions requiring stockholder approval. He may exercise this ability in a manner that advances his best interests and not necessarily those of our other stockholders.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our Certificate Incorporation and By-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

Substantial sales of our common stock could lower or stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares of shares that we may issue or be obligated to issue in the future.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide reasonable assurance with respect to financial preparation and presentation.

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implantation, could harm or operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on and ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2005, the Company did not own or control any material property. Effective April 1, 2006, the Company had entered a lease for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas. The Lease Agreement expires in April 2013. Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future. The monthly lease obligation of $9,034.53 continues for eighty four (84) months.

We believe that our existing property is suitable for the conduct of our business and adequate to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are aware of neither any pending nor threatened legal proceeding that, if adversely determined, would have a material adverse effect on us nor of any proceeding that a government agency is initiating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Subsequent to the Company's year end, on March 1, 2006, the Company filed a Definitive Schedule 14C with the Securities and Exchange Commission, a copy of which was distributed to the shareholders. The Schedule 14C related to a shareholders’ meeting held on March 27, 2006 at which the shareholders approved a reverse stock split of the Company’s common stock in a ratio of 400:1, a decrease in the number of authorized shares of common stock from 400,000,000 shares to 200,000,000 the adoption of an equity incentive plan, a change of the Company’s name from “Oxford Ventures, Inc.” to “ULURU Inc.” and the appointment of Kerry P. Gray, William Crouse, Jeffrey B. Davis and Dr. David Reese as the Company’s directors. A copy of the Schedule 14C is incorporated herein by reference.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. Our shares are listed under the symbol "OXFV"

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31,	2005		2004
	High	Low	High	Low
First Quarter	$0.0275	$0.014	$0.39	$0.16
Second Quarter	$0.023	$0.008	$0.34	$0.15
Third Quarter	$0.018	$0.007	$0.16	$0.035
Fourth Quarter	$0.015	$0.0066	$0.05	$0.017

At May 9, 2006, the closing price for our common stock was $1.85.

At May 9, 2006, there were 12,844,395 shares of our common stock issued and outstanding. There are approximately 129 shareholders of record at May 9, 2006. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

The Company is considered a development stage company that had been in the business of developing full-size racecar simulator games. Since our inception, we have devoted our resources primarily to fund our product development. The Company has sustained operating losses since inception, and has a deficit in stockholders’ equity. Our ability to continue in existence is dependent on a plan to develop additional sources of capital and/or achieve profitable operations. Management’s plan is to pursue the development of the pharmaceutical business it acquired on March 31, 2006.

Plan of Operation

The Company has the rights to the Extreme Games' technology. Xtreme Games is a NASCAR simulator comprised of a full-size NASCAR racecar body. The Company was unable to successfully and profitably develop its acquired technology and in the fall of 2004, terminated its employees, except for its President, abandoned its leased premises, and moved its limited corporate activities of the Company to Omaha, Nebraska.

On October 12, 2005, the Company entered into a merger agreement with ULURU Inc., a Delaware corporation (“ULURU Delaware”) and Uluru Acquisition Corp., the Company’s wholly-owned Delaware subsidiary formed on September 29, 2005. Under the terms of the agreement, Uluru Delaware would acquire the net assets of the topical component of Access Pharmaceutical, Inc., and Uluru Acquisition Corp. would merge with and into ULURU Delaware under Section 368 (a) (1) (A) of the Internal Revenue Code.

As a result of the merger, the Company would acquire all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware would become a wholly-owned subsidiary of the Company. However, for financial accounting and reporting purposes, ULURU Delaware would be the accounting acquirer and would be consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, the Company’s net assets would be acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter would not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. On March 31, 2006, the Company changed its name to ULURU Inc.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception related primarily to general administration costs. During the year ended December 31, 2005, the Company posted a loss of $782,213, compared to a net loss of $892,245 for the year ended December 31, 2004.

General & Administrative Expenses

General and administrative expenses increased by $23,039 to $383,181 during the year ended December 31, 2005, compared to $360,142 for the year ended December 31, 2004. The 2005 expenses are comprised primarily of Executive compensation of $169,209, legal fees of $125,872, accounting fees of $32,563, payroll tax penalties of $9,664, and Directors compensation of $7,552. Expenses in this category were largely incurred during a period when the Company was not conducting any further research and development activities since it had abandoned its Arizona operations, and was focused on acquiring a business with the potential of sustaining the Company through profitable operations. Accordingly, it incurred substantial legal fees and deferred financing costs during 2005, in connection with arranging for new financing to facilitate the subsequent stock exchange transaction with ULURU Delaware.

Bad Debt Expense

There was no bad debt expense in 2005.

Gain on settlement of Debt

As a result of a settlement with an accounts payable vendor on a discounted basis, the Company had a net gain of $17,255.

Beneficial conversion feature

As a condition of the Cornell Debenture, during 2005 the noteholder elected to convert 442,332 shares of stock (176,933,037 shares prior to the 400 to 1 stock split on March 31, 2006) with a conversion cost to the Company of $41,684. Moreover, under the terms of the 2004 SEDA, during 2005 there were 20,490 shares of stock (8,195,804 shares prior to the 400 to 1 stock split on March 31, 2006) sold with a conversion cost to the Company of $3,431.

Research & Development Expenses

The net reduction in research and development costs of $1,554 resulted from the cancellation of a prior year obligation. There were no research and development activities conducted in 2005.

Post Judgment costs on lease abandonment

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company. The judgment was for the benefit of TGR Properties, LLC, for damages incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. Costs incurred in 2005 were $100,449, which included post judgment legal fees, interest and collection costs.

Amortization of financing costs

In connection with the debt financing with Prenox of $10,000,000 and Highgate of $3,000,000 on October 12, 2005, the Company incurred total loan costs in 2005 of $1,320,000 which are being amortized ratably over the two year term of the notes payable. For 2005, the amortization of all loan costs was $208,096 including $144,658 for the Prenox/Highgate debt and the remainder for the debt retired in October 2005.

Liquidity and Capital Resources

Since inception, the Company has financed its operations from privately arranged financing. The current liquidity of the Company is $10,621,266 (current assets less current liabilities) although substantially all current assets consist of a note receivable due October 12, 2006 from ULURU Delaware.

As of December 31, 2005, a significant portion of the Company’s liquidity was comprised of an interest receivable from Uluru, Inc. of $237,778, which was based on an interest rate of 10% per annum and a Note Payable from Uluru Delaware of $10,700,000 (the “Uluru Debenture”). Pursuant to the terms of the Uluru Debenture, Uluru Delaware was obligated to remit interest only payments monthly until the expiration of the twenty four (24) month loan term.

On January 9, 2006 Uluru remitted $230,556 in payment of their interest obligation which included payments due as of November 12 and December 12, 2005.

Financing

On October 12, 2005, the Company issued a $10,000,000 secured convertible debenture to Prenox, LLC and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate House Funds, Ltd. as well as warrants to purchase up to 5,000,000 shares of the Company for a period of five years with an exercise price of $0.01 (the “Warrants”). The Company used the majority of the proceeds from the Debentures to extend a loan, described below, to Uluru Delaware. The shares underlying the Warrants shall be included on a registration statement, described below, to be filed by the Company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Highgate and Prenox a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding, and has agreed to issue shares of common stock in an amount equal to five times the gross proceeds of the Debentures to be held in escrow in the event of a default under the Debentures (the "Escrow Shares"). The sale of the Debentures and the Warrants was made under Section 4(2) of the Securities Act of 1933 (the “Act”).

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The Company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share.

On October 12, 2005, the Company entered into a Bridge Loan and Control Share and Pledge Security Agreement, (the "Bridge Loan Agreement") with Uluru Delaware and its President. Pursuant to the Bridge Loan Agreement, the Company loaned Uluru $10,700,000 in exchange for the Uluru Debenture. In addition to granting the Uluru Debenture, Uluru granted a security interest in its assets to the Company and the President pledged Uluru shares representing 54.5% of Uluru’s capital stock to Oxford. To entice Highgate and Prenox to enter into the Securities Purchase Agreement, Oxford assigned the Security Interest and the Pledged Shares to Prenox and Highgate pursuant to a Collateral Assignment Agreement entered into between Oxford, Highgate and Prenox.

In connection with the Debentures, the Company incurred total loan costs of $1,320,000 which are being amortized ratably over the two year term of the notes payable. As of December 31, 2005, amortization of all loan costs was $208,096 including $144,658 for this debt and the debt retired as further described in Note 8 of the Notes to consolidated financial statements.

On October 12, 2005, the Company entered into a new Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement described below of up to $30,000,000 of the Registrant's common stock in increments of up to $1,000,000 (each such increment, an "Advance"). The purchase price for this common stock shall be 97% of the lowest daily volume weighted average price of the common stock during the five consecutive trading days after notice is given requesting an Advance.

The Company shall file a registration statement with the Securities and Exchange Commission to register the resale of its common stock issued to Cornell pursuant to the SEDA. The registration statement shall also include the shares of common stock underlying the Warrants and the Escrow Shares. The Company shall continuously maintain the effectiveness of the registration statement for a period of twenty four (24) months after its effective date.

The Company agreed to issue at the time of the completion of the recapitalization and merger with Uluru, Inc.993,200 shares of its common stock as a commitment fee. These shares were issued in April 2006 at a value of $1,787,760.

The majority of the loan proceeds Uluru Delaware received from the Company were applied towards the purchase of the net assets of the topical component of Access Pharmaceuticals, Inc. pursuant to the merger agreement of October 2005. The balance of the purchase price was paid with a promissory note by Uluru Delaware.

ITEM 7. FINANCIAL STATEMENTS

ULURU INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

PAGE

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	26

CONSOLIDATED BALANCE SHEET	27

CONSOLIDATED STATEMENTS OF OPERATIONS	28

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	29

CONSOLIDATED STATEMENTS OF CASH FLOWS	30

NOTES TO FINANCIAL STATEMENTS	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU INC.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of ULURU INC. (formerly Oxford Ventures, Inc., a Nevada corporation in the development stage) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period then ended, and for the period from September 17, 1987 through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ULURU INC. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended, and for the period from September 17, 1987 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was in the development stage as of December 31, 2005, has incurred significant losses since inception, and has a deficit in stockholders’ equity. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
May 2, 2006

ULURU INC.
( a Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
As of December 31, 2005

All assets are pledged as collateral under notes payable

ASSETS

Current Assets
Cash in escrow account	$262,887
Accounts receivable - related party	7,820
Accrued interest receivable - related party	237,777
Note receivable - related party	10,700,000
Prepaid expenses	11,548
Total Current Assets	11,220,032

Other Assets
Deferred financing costs, net	1,175,342
Total Other Assets	1,175,342

TOTAL ASSETS	$12,395,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$313,626
Accrued interest	283,656
Shareholder advances	1,484
Total Current Liabilities	598,766

Long-Term Debt
Notes Payable	13,000,025

TOTAL LIABILITIES	13,598,791

Stockholders’ Equity (Deficit)
Common Stock, par value $.001 per share
200,000,000 shares authorized, 851,011 issued and outstanding	851
Paid-in Capital	632,075
Contributed Capital	70,947
(Deficit) accumulated during the development stage	(1,907,290)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,203,417)

TOTAL LIABILITIES & EQUITY	$12,395,374

The accompanying notes are an integral part of these consolidated statements.

ULURU INC.
( a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
	FOR THE YEARS ENDED		September 17, 1987
	DECEMBER 31,		(inception) to
	2005	2004	December 31, 2005

TOTAL REVENUES	$-	$-	$-

COSTS & EXPENSES
General & Administrative	383,181	360,142	870,867
Bad Debts (including $262,002 to a related party)	-	281,002	281,002
Gain on settlement of debt	(17,255)	-	(17,255)
Beneficial conversion feature	45,115	-	45,115
Research & Development	(1,554)	209,505	278,933
Loss on abandonment of assets	-	2,307	2,307
Loss on value of equipment held for sale	-	9,684	9,684
Post judgment costs on lease abandonment	100,449	-	100,449
Equity in (loss) of unconsolidated subsidiary	-	-	34,301
Depreciation	-	2,090	2,090
Amortization of financing costs	208,096	14,063	222,159

Total Costs and Expenses	718,032	878,793	1,829,652

OPERATING (LOSS)	(718,032)	(878,793)	(1,829,652)

Other Income / (Expense) :
Interest Income	237,778	6,202	243,980
Interest Expense	(301,958)	(19,655)	(321,618)

NET INCOME / (LOSS)	$(782,213)	$(892,245)	$(1,907,290)

Basic and diluted Net (Loss) per common share	$(0.92)	$(2.35)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	851,011	378,898

The accompanying notes are an integral part of these consolidated statements.

ULURU INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
											(Deficit)
											Accumulated
									Stock		During the
	Common Stock				Paid-in		Contributed		Subscriptions		Development
	Shares Issued		Amount		Capital		Capital		Receivable		Stage		Total

Balance, at inception		$		$		$		$		$		$
Net (loss) for the year
Balance, December 31, 1987	-		-		-		-		-		-		-

Net (loss) for the year
Balance, December 31, 1988	-		-		-		-		-		-		-

Net (loss) for the year
Balance, December 31, 1989	-		-		-		-		-		-		-

Net (loss) for the year
Balance, December 31, 1990	-		-		-		-		-		-		-

Net (loss) for the year
Balance, December 31, 1991	-		-		-		-		-		-		-

Net (loss) for the year
Balance, December 31, 1992	-		-		-		-		-		-		-

Stock issued for services at par January 5, April 22, and October 22	3		0		1								1
Net (loss) for the year											(1)		(1)

Balance, December 31, 1993	3		$0		$1		-		-		$(1)		$-

Stock issued for services at par, January 13, July 5	1		0		(0)								-
Net (loss) for the year

Balance, December 31, 1994	4		$0		$1		-		-		$(1)		$-

Net (loss) for the year

Balance, December 31, 1995	4		0		1		-		-		(1)		-

Net (loss) for the year

Balance, December 31, 1996	4		$0		$4		-		-		$(1)		$-

Stock issued for services @$4,398.00 per share June 27 and July 31	7		0		30,786								30,786
Net (loss) for the year											(30,786)		(30,786)

Balance, December 31, 1997	12		$0		$30,787		$-		-		$(30,787)		$-

Stock issued in a private placement @ $18.41 per share in August 1998, net of offering costs of $5,700	826		1		9,509								9,510
Net (loss) for the year											(9,510)		(9,510)

Balance, December 31, 1998	838		$1		$40,296		$-		-		$(40,297)		$-

Net (loss) for the year											(12,050)		(12,050)

Balance, December 31, 1999	838		$1		$40,296		$-		-		$(52,347)		$(12,050)

Stock issued at $61.42 per share, October 12, 2000	777		1		47,723								47,724
Contributed capital							3,700						3,700
Net (loss) for the year											(45,751)		(45,751)

Balance, December 31, 2000	1,614		$2		$88,019		$3,700		-		$(98,098)		$(6,377)

Stock issued November 15, 2001 to acquire subsidiary company	82		0		500								500
Stock issued for services at $59.52 per share on November 15, 2001	42		0		2,500								2,500
Contributed capital							4,950						4,950
Net (loss) for the year											(9,828)		(9,828)

Balance, December 31, 2001	1,738		$2		$91,019		$8,650		-		$(107,926)		$(8,255)

Conversion of subordinated convertible debentures on February 8, 2002, at $.31 per share	48,750		49		14,951								15,000
Stock issued for services at $.62 per share on March 4, 2002	11,375		11		6,989								7,000
Contributed capital							1,200						1,200
Net (loss) for the year											(22,348)		(22,348)

Balance, December 31, 2002	61,863		$62		$112,959		$9,850		-		$(130,274)		$(7,403)

Stock subscriptions @ $12.31 per share on October 31, 2003	19,500		20		239,981				(132,185)				107,815
Acquisition of assets @ zero on December 2, 2003	288,439		288		(288)								-
Contributed capital							1,100						1,100
Net (loss) for the year-restated											(102,558)		(102,558)

Balance, December 31, 2003	369,802		$370		$352,651		$10,950		$(132,185)		$(232,832)		$(1,046)

Collection of stock subscriptions									132,185				132,185
Proceeds from stock issuance at $137.93 per share net of offering costs of $1,000 on March 23, 2004	250		0		39,500								39,500
and on March 29, 2004	375		0		59,500								59,500
Stock issued for services at $19.72 per share on May 18, 2004	17,749		18		349,982								350,000
Stock offering costs					(350,000)								(350,000)
Contributed capital							59,997						59,997
Stock offering costs					(98,722)								(98,722)
Net (loss) for the year											(892,245)		(892,245)

Balance, December 31, 2004	388,176		$388		$352,911		$70,947		$-		$(1,125,077)		$(700,831)

Conversion of subordinated convertible debentures on February 11, 2005, at $1.52 per share	6,580		7		9,993								10,000
Conversion of subordinated convertible debentures on March 2, 2005, at $3.16 per share	3,166		3		9,997								10,000
Conversion of subordinated convertible debentures on March 8, 2005, at $1.88 per share	5,320		5		9,995								10,000
Conversion of subordinated convertible debentures on March 21, 2005, at $1.60 per share	6,250		6		9,994								10,000
Conversion of subordinated convertible debentures on March 23, 2005, at $1.60 per share	6,250		6		9,994								10,000
Conversion of subordinated convertible debentures on March 31, 2005, at $1.40 per share	7,144		7		9,993								10,000
Beneficial conversion feature for first quarter					15,025								15,025
Stock Equity Distribution Agreement draw on April 1, 2005, at $2.08 per share	4,809		5		9,995								10,000
Stock Equity Distribution Agreement draw on April 2, 2005, at $1.76 per share	5,683		6		9,994								10,000
Conversion of subordinated convertible debentures on April 8, 2005, at $1.20 per share	8,334		8		9,992								10,000
Stock Equity Distribution Agreement draw on April 26, 2005, at $1.00 per share	10,000		10		9,990								10,000
Conversion of subordinated convertible debentures on April 27, 2005, at $.77 per share	19,532		20		14,980								15,000
Conversion of subordinated convertible debentures on May 10, 2005, at $.48 per share	20,834		21		9,979								10,000
Conversion of subordinated convertible debentures on May 17, 2005, at $.32 per share	31,250		31		9,969								10,000
Conversion of subordinated convertible debentures on May 18, 2005, at $.32 per share	31,250		31		9,969								10,000
Conversion of subordinated convertible debentures on June 7, 2005, at $.19 per share	52,084		52		9,948								10,000
Conversion of subordinated convertible debentures on June 17, 2005, at $.26 per share	39,064		39		9,961								10,000
Beneficial conversion feature for second quarter					22,713								22,713
Conversion of subordinated convertible debentures on July 14, 2005, at $.12 per share	83,334		83		9,917								10,000
Conversion of subordinated convertible debentures on September 1, 2005, at $.16 per share	62,500		63		9,938								10,000
Conversion of subordinated convertible debentures on September 8, 2005, at $.16 per share	59,450		59		9,453								9,512
Beneficial conversion feature for third quarter					7,378								7,378
Forgiveness of Liquidating Damages in Stock offering costs					40,000								40,000
Net (loss) for the year											(782,213)		(782,213)

Balance, December 31, 2005	851,011		$851		$632,075		$70,947		$-		$(1,907,290)		$(1,203,416)

The accompanying notes are an integral part of these consolidated statements.

ULURU INC.
( a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
	FOR THE YEARS ENDED		September 17, 1987
	DECEMBER 31,		(inception) to
	2005	2004	December 31, 2005
Operating Activities :

Net (loss) from operations	$(782,213)	$(892,245)	$(1,907,290)

Adjustments to reconcile net (loss) to
net cash used by operating activities :
Gain on settlement of debt	(17,255)	-	(17,255)
Contributed capital	-	59,997	70,947
Impairment loss provided by stock issuance	-	-	500
Loss on value of equipment held for sale	-	9,684	9,684
Stock issued for services	-	-	40,287
Beneficial conversion feature	45,116	-	45,116
Amortization of deferred financing costs	208,096	14,063	222,159
Depreciation and amortization	-	2,090	2,090

Change in operating assets and liabilities:
Prepaid expenses	-	(11,548)	(11,548)
Accounts receivable - related party	(7,820)	-	(7,820)
Deferred charge	-	12,228	-
Accounts payable	136,776	194,105	330,881
Accrued interest receivable	(237,777)	-	(237,777)
Accrued liabilities	206,458	112,195	323,653

Total Adjustments	333,594	392,814	770,917
Net Cash (Used) by Operating Activities	(448,619)	(499,431)	(1,136,373)

Investing Activities :
Increase in note receivable	(10,700,000)	-	(10,700,000)
Investment in fixed assets	-	(11,774)	(11,774)
Increase (decrease) in deposits	10,700	(100)	-
Net Cash (Used) by Investing Activities	(10,689,300)	(11,874)	(10,711,774)

Financing Activities :
Proceeds from subordinated convertible debentures	11,770,025	332,500	12,117,525
Repayment of subordinated convertible debentures	(335,488)	-	(335,488)
Proceeds from standby equity agreement	30,000	-	30,000
Proceeds from common stock, net	-	132,463	297,512
Shareholder advances	(63,742)	45,481	1,484
Net Cash from Financing Activities	11,400,796	510,443	12,111,033

Net Increase in Cash	262,877	(862)	262,887

CASH, beginning of period	10	872	-
CASH, end of period	$262,887	$10	$262,887

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Stock issued for loan reductions			$34,745
Exercise of convertible debt to stock	$164,512		$64,512
Stock issued for offering costs			$350,000
Elimination of offering costs previously incurred	$(40,000)	$40,000

OTHER SUPPLEMENTAL INFORMATION
Interest paid	$31,438		$34,918

The accompanying notes are an integral part of these consolidated statements.

ULURU INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

ULURU Inc. (ULURU, Oxford or the Company), formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc. was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 as of December 31, 2005. It is a Nevada corporation, formed on September 17, 1987. From inception through March 31, 2006, it has had no substantial earned revenues from any planned operations. Its year end is December 31.

In December 2003, the Company acquired technology in process of development in the entertainment industry from several persons in exchange for cash which was provided through equity financing, and a majority interest in the Company. During 2004 the Company obtained additional financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 on December 14, 2004. Because of a misdirected effort in pursuing the development of its acquired technology followed by the inability to obtain additional financing, the Company was unable to finish development of its acquired technology and in the fall of 2004, terminated its employees, except for its president, abandoned its leased premises, and moved its limited corporate activities to the home of the president of the Company in Omaha, Nebraska. The Company was considered to be insolvent as of December 31, 2004.

On October 12, 2005, the Company entered into a merger agreement with ULURU Inc., a Delaware corporation (“ULURU Delaware”) and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of the Company formed by the Company on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. would merge into ULURU Delaware, after ULURU Delaware acquired the net assets of the topical component of Access Pharmaceutical, Inc., a reporting company, under Section 368 (a) (1) (A) of the Internal Revenue Code, “ a statutory merger or consolidation”. There were no transactions of Uluru Acquisition Corp. for the period from its inception through December 31, 2005.

As a result of the merger, the Company would acquire all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware would become a wholly-owned subsidiary of the Company, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware would be the accounting acquirer and would be consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, the Company’s net assets would be acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter would not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. On March 31, 2006 the Company changed its name to ULURU Inc., and the merger finalized.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated statement of cash flows to conform to the current year presentation.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a deficit in stockholders’ equity. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital and/or achieve profitable operations. Management’s plan is to pursue the pharmaceutical business it acquired on March 31, 2006. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

For income tax purposes, the majority of expenses incurred through December 2, 2003, were deferred as start up costs as the Company did not commence its business activities until then.

Loss per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share” after giving effect to all stock splits including the 400 for 1 reverse stock split approved by the Company on March 29, 2006. All shares issued during 2005 were considered issued at nominal value, and accordingly have been considered as outstanding for the entire year.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Research and Development

Research and Development (R&D) costs after date of acquisition of the technology the Company acquired in 2003 were being expensed as R&D when incurred until technological feasibility is established. R&D is a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software and hardware development costs incurred subsequent to the time a product’s technological feasibility has been established, through the time the product is available for general release to customers, are capitalized, if material. The Company decided during the last quarter of 2004 to suspend its entire operations including the R&D efforts previously undertaken. During 2005, the net reduction in R&D costs of $1,554 resulted from the excess of costs reversed in 2005 due to settlement of vendor payables over costs incurred in 2005.

NOTE 2. RELATED PARTY TRANSACTIONS

Shareholder Advances

As of December 31, 2005, the president of the Company advanced a total of $76,484 of which $75,000 was borrowed from an individual who also loaned the Company $50,000 during 2005, without interest or collateral. This individual was paid back the total of $125,000 on October 12, 2005. The balance of $1,484 remained unpaid at December 31, 2005. On November 3, 2005 the company paid a major shareholder $18,283 for amounts he had advanced on behalf of the Company during 2004 and 2005.

Rev’s Sports Grille

During 2004, the Company advanced a total of $255,800 to Rev’s@ 101, LLC, an Arizona Limited Liability Company owned by the brother-in-law (a major shareholder of the Company) and sister of the President of the Company, for the purpose of constructing leasehold improvements in a sports grille to enable the Company to eventually install, beta test and utilize, for revenue generating purposes, its technology prior to commercial production. The Company concluded in early 2004 that it would not invest further or acquire the facility, and converted its investment to a promissory note receivable from the LLC. The note was not collateralized and included interest of $6,202 commencing April 6, 2004 at 5% per annum to be paid monthly starting in 2006, with all unpaid interest and principal due March 2009.

As of December 31, 2004, the Company determined that the note and all accrued interest was uncollectible due to the subsequent loss on the disposition of the sports grille, and wrote off the note and accrued interest as a bad debt totaling $262,002. The Company had insufficient capital to further the completion of its technology, and therefore abandoned its entire operations in Mesa, Arizona.

NOTE 3. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On March 29, 2006, the Company amended its articles of incorporation to provide for the approval by the Shareholders and Board of Directors of a 400 for 1 reverse stock split, a decrease in the authorized shares of common stock to 200 million from 400 million, and the authorization of up to 20,000 shares of Preferred stock, par value $.001 per share. Accordingly, all shares referred to in the accompanying consolidated financial statements and included in these Notes give retroactive effect to this authorization.

NOTE 4. INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2005, of approximately $787,659 were reduced to zero, after considering the valuation allowance of $787,659, since there is no assurance of future taxable income. The Company has net operating loss carryovers for income tax purposes of $2,225,177 as of December 31, 2005, which begin expiring in 2022, $34,248, 2023, $539,416, 2024, $850,802, and 2025, $800,711. The following is an analysis of deferred tax assets as of December 31, 2005:

	Deferred	Valuation
	Tax Assets		Allowance	Balance
Deferred tax assets at December 31, 2004	$515,418	$	(515,418)	$-0-

Additions for the year	$272,242	$	(272,242)	$-0-

Deferred tax assets at December 31, 2005	$787,659	$	(787,659)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the year ended December 31:

	2005		2004
Expected income tax (benefit) at federal statutory tax rate -34%	$	(265,952)	$	(303,363)
Permanent differences		36		20,416
Amortization of deferred start up costs		(6,326)		(6,326)
Valuation allowance		$272,242		$289,273

Income tax expense	$	- 0 -	$	- 0 -

NOTE 5. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation to employees. Under APB No. 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, the FASB issued SFAS 123R, Share Based Payments. SFAS 123R is applicable to transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R supersedes the intrinsic value method prescribed by APB No. 25, requiring that the fair value of such equity instruments be recorded as an expense as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of accounting for these transactions at fair value were required. SFAS 123R will be effective for the first quarter 2006 consolidated financial statements, and permits varying transition methods including retroactive adjustment of prior periods or prospective application beginning in 2006. The Company will adopt SFAS 123R using the modified prospective method effective January 1, 2006. Under this transition method the Company will begin recording stock option expense prospectively, starting in first quarter 2006.

For stock based compensation to non-employees, the Company is required to follow SFAS No. 123, which requires that stock awards granted to directors, consultants and other non-employees be recorded at the fair value of the award granted.

NOTE 6. ACCOUNTS PAYABLE

Substantially all of the recorded accounts payable of the Company are past due as of December 31, 2005, on the basis of their normal payment terms. As a result, some previously outstanding obligations were adjusted in settlement for a net of $17,255, which amount was included in the account caption, Gain on Settlement of Debt, in the accompanying consolidated statement of operations for the year 2005.

Included in accounts payable at December 31, 2005, is unpaid payroll taxes and penalties of $106,298 relating to the compensation of the President of the Company. No payroll reports were filed during 2005 in connection with his compensation totaling approximately $212,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Liquidating Damages

As of December 31, 2004, the Company incurred and recorded a liability of $40,000 in connection with the failure to have its registration statement on Form SB-2 become effective as required within the terms of the financing arranged for on May 18, 2004. These fees were forgiven in October 2005, and included as an increase in paid-in-capital in the consolidated statement of stockholder’s equity, as they had been included as an offering cost when previously incurred.

Legal Proceedings

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of December 31, 2005.

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of April 28, 2006, the balance due on this judgment is $122,406, which includes post judgment legal fees, interest and collection costs, and was included for this amount in accounts payable as of December 31, 2005.

NOTE 8. DEBT FINANCING AND DEFERRED FINANCING COSTS

The Company had issued a 5%, $500,000 convertible debenture to a private equity fund on May 18, 2004, and received all of the net proceeds thereof by January 2005. Pursuant to the terms of the convertible debenture, the equity fund converted $164,512 of the principal amount into 442,342 shares of the Company’s common stock, an average of $.37 per share. The principal balance of the debenture of $335,488 and accrued interest of $31,436 were paid off in October 2005, at the time the Company entered into a financing arrangement in connection with the merger agreement as further described in other Notes to consolidated financial statements herein. The $43,459 remaining of deferred financing costs was written off in connection with the elimination of this debenture.

NOTE 9. STANDBY EQUITY DISTRIBUTION AGREEMENT (SEDA)

On May 18, 2004, the aforementioned private equity fund committed to purchase up to 10 million dollars of common stock over the course of 24 months after an effective registration statement of the Company’s common stock. The Standby Equity Distribution Agreement (SEDA) provided for a purchase price of the common stock at 95% of the market price. The Company issued a restricted stock certificate for 17,241 common shares valued at $340,000, as compensation for the SEDA. It also issued in May 2004, a restricted stock certificate to a registered broker-dealer for 507 shares valued at $10,000 in connection with their advice concerning the SEDA. The restrictions on the total 17,748 shares were removed when the Company’s registration statement became effective in December 2004. The entire $350,000 of compensation was classified as stock offering costs as of May 18, 2004.

In January 2005, the Company tendered certificates to an escrow account for 169,499 shares of its common stock to be held for purchase by the equity fund’s investors. As of the date the SEDA terminated in October 2005, 20,492 shares were sold from the escrowed shares held by the equity fund at an average price of $1.46, and the 149,007 balance of the unsold shares was returned to the Company.

NOTE 10. DEBT AND EQUITY FINANCING

Notes Payable and Receivable

On October 12, 2005, the Company entered in a Securities Purchase Agreement to issue secured convertible debentures to Highgate House Funds, Ltd. and Prenox, LLC in an amount of up to $15,000,000 and to issue Highgate and Prenox warrants for up to 5 million shares (post-split) of the Company’s common stock for a period of five years with an exercise price of $.01(post-split).

Also on October 12, 2005, the Company issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. The Company has used the majority of the proceeds from the Debentures to extend a loan, described below, to Uluru Inc. The shares underlying the Warrants shall be included on a registration statement, described below, to be filed by the Company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Highgate and Prenox a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding, and has agreed to issue shares of common stock in an amount equal to five times the gross proceeds of the Debentures to be held in escrow in the event of a default under the Debentures (the "Escrow Shares").

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The Company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature.

On October 12, 2005, the Company entered into a Bridge Loan and Control Share and Pledge Security Agreement, (the "Bridge Loan Agreement") with ULURU Delaware and its president. Pursuant to the Bridge Loan Agreement, the Company loaned ULURU Delaware $10,700,000 in exchange for a secured debenture. In addition to granting the ULURU Delaware Debenture, ULURU Delaware granted a security interest in its assets to the Company and the president pledged ULURU Delaware shares representing 54.5% of ULURU Delaware’s capital stock to Oxford. To entice Highgate and Prenox to enter into the Securities Purchase Agreement, Oxford assigned the Security Interest and the Pledged Shares to Prenox and Highgate pursuant to a Collateral Assignment Agreement entered into between Oxford, Highgate and Prenox.

Warrant Valuation

The fair value of the aforementioned 5 million warrants was nominal on the date of grant using the Black-Scholes-Merton option-pricing model, which uses the assumptions noted in the following table. These assumptions are based on various factors including the expected volatility of the Company’s stock price and expected future exercising patterns.

Exercise price	$.01 per share
Dividend yield	Nil
Expected volatility	106%
Risk free interest rate	4.15%
Expected life of options	5 years
Weighted average grant date fair value	$.0007

Deferred Financing Costs

In connection with the above debt financing, the Company incurred total loan costs of $1,320,000 which are being amortized ratably over the two year term of the notes payable. As of December 31, 2005, amortization of all loan costs was $208,096 including $144,658 for this debt and the debt retired as further described in Note 8 of the Notes to consolidated financial statements.

Standby Equity Distribution Agreement

On October 12, 2005, the Company entered into a new Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP (Cornell). Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement described below up to $30,000,000 of the Registrant's common stock in increments of up to $1,000,000 (each such increment, an "Advance"). The purchase price for this common stock shall be 97% of the lowest daily volume weighted average price of the common stock during the five consecutive trading days after notice is given requesting an Advance.

Oxford shall file a registration statement with the Securities and Exchange Commission to register the resale of Oxford’s common stock issued to Cornell pursuant to the SEDA. The registration statement shall also include the shares of common stock underlying the Warrants and the Escrow Shares. Oxford shall continuously maintain the effectiveness of the registration statement for a period of twenty four (24) months after its effective date.

The Company has agreed to issue at the time of the completion of the recapitalization and merger with ULURU Delaware. 993,200 (post-split) shares of its common stock as a commitment fee.

Interest Receivable - Uluru Inc. (Delaware Corp.)

The Interest Receivable at December 31, 2005, from ULURU Delaware was $237,778, which was based on an interest rate of 10% per annum and a Note Payable balance of $10,700,000 during the period from October 12, 2005 through December 31, 2005. Pursuant to the terms of the ULURU Delaware Debenture, ULURU Delaware is obligated to remit interest only payments monthly until the expiration of the loan term.

On January 9, 2006 ULURU Delaware remitted $230,556 in payment of their interest obligation to Oxford as of December 31, 2005, which included payments due as of November 12 and December 12, 2005. Although the Company incurred loan costs in connection with the funds it borrowed to facilitate the merger with ULURU Delaware, no loan fees were charged to ULURU Delaware for their loan to the Company, nor was interest charged to them on a compounded monthly basis, as provided for in the loans to the Company by Highgate and Prenox.

Collectibility of the Uluru Note Receivable

The majority of the loan proceeds ULURU Delaware received from the Company were applied towards the purchase of the net assets of the topical component of Access Pharmaceuticals, Inc. pursuant to the merger agreement in October 2005. The balance of the purchase price was paid with a promissory note by ULURU Delaware. No goodwill was recognized in the allocation of the purchase price to the net assets acquired by ULURU Delaware. Accordingly, the Company did not consider it necessary to impair the collectibility of the note receivable from ULURU Delaware of $10,700,000 as of December 31, 2005.

NOTE 11. ESCROW ACCOUNT

An escrow account was established for the net proceeds obtained from the 13 million dollars of debt financing provided to the Company on October 12, 2005, most of which was used as a loan to ULURU Delaware. as further described above. As of December 31, 2005 there was $262,887 in the account.

NOTE 12. SUBSEQUENT EVENTS

Amendments to Articles of Incorporation

On March 27, 2006 at a special meeting of Oxford shareholders, the shareholders approved and authorized amendments to the Articles of Incorporation.  As a result of this approval and authorization, Oxford has filed two Certificates of Amendment to their Articles of Incorporation.

On March 29, 2006, Oxford filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, the Company’s issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,011 post-split shares which includes an additional 21 shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

On March 31, 2006, Oxford filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change Oxford’s name from “Oxford Ventures, Inc.” to “ULURU INC.”.

Merger

On March 31, 2006, Oxford acquired, through Oxford’s wholly-owned subsidiary (Uluru Acquisition Corporation) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corporation. Oxford acquired ULURU Delaware in exchange for 11,000,000 shares of Oxford’s common stock. All securities issued pursuant to the merger will be “restricted” stock and are subject to a two year Lock-up Agreement as well as all applicable re-sale restrictions specified by federal and state securities laws. The shareholders of Oxford immediately prior to the merger retained 851,011 shares of common stock.

The aggregate amount of shares of common stock issuable to the shareholders of ULURU Delaware pursuant to the merger shall represent 92.8% of the issued and outstanding shares of Oxford’s common stock. Under the terms of the Agreement and Plan of Merger and Reorganization executed on October 11, 2005, the current stockholders of Oxford will continue to own an aggregate of 7.2% of the issued and outstanding shares of Oxford’s common stock.

At the effective time of the Merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to the merger became Oxford’s directors, and all persons holding offices of ULURU Delaware at the effective time, continue to hold the same offices of the surviving corporation. Simultaneously, Oxford’s directors and officers immediately prior to the closing of the Merger resigned from all of their respective positions with Oxford.

Post merger, ULURU is a diversified pharmaceutical company engaged in the development of wound management, plastic surgery, and oral care products utilizing innovative and proprietary drug delivery platforms to improve the clinical outcome of patients and provide a pharmacoeconomic benefit. ULURU owns three patented and/or licensed drug delivery technologies from which three products have been approved for marketing in various global markets

As of March 31, 2006 ULURU had 10 full-time and 3 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees. 2 directly support commercial and business development activities and 3 are in administrative positions. ULURU has assumed the terms and conditions of three existing pre-merger employment agreements with management. ULURU’s employees are not represented by a labor union and are not covered by a collective bargaining agreement. ULURU compliments it’s internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

2006 Equity Incentive Plan

On March 31, 2006, ULURU adopted the 2006 Equity Incentive Plan. Under the plan, up to 2,000,000 shares of ULURU common stock may be delivered. Some awards under the plan may link future payments to the awardee to the future value of a specified number of shares of common stock. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the plan. If an award under the plan terminates without the shares subject thereto being delivered, the shares subject to such award will thereafter be available for further awards under the plan. All directors, officers, employees and non-employee service providers of ULURU are eligible to participate in the plan.

Employment Agreements

The Company assumed, on March 31, 2006, three existing employment agreements (“Agreements”) between ULURU Delaware and certain key executives. The term of the agreement for the Chief Executive Officer is for three years with automatic annual renewal unless notice is provided by the Company. The other two agreements have an initial term of one year with automatic annual renewals unless notice is provided by the Company. The Agreements provide for compensation, incentives, and benefits that are commensurate with similar positions within the pharmaceutical industry.

Lease Obligation

On January 31, 2006 the ULURU Delaware entered into a lease agreement for office and laboratory space in Addison, Texas. The monthly lease obligation of $9,034.53 commenced on April 1, 2006 and continues for eighty four (84) months.

Calendar Years	Future Lease Expense

2006	$81,311
2007	108,414
2008	108,414
2009	108,414
2010	108,414
2011 & Beyond	243,934
Total	$758,901

Issuance of Common Stock for Commitment Fee

On April 18, 2006, the Company issued a certificate for 993,200 shares of common stock in payment of the commitment fee referred to in Note 10 above, for a value of $1,787,760.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted by our chief executive officer Mr. Kerry Gray.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name	Age	Position
Kerry P. Gray (1)	53	CEO/Director
William W. Crouse (1)	63	Chairman, Director
Terrance K. Wallberg (1)	52	Chief Financial Officer
W. Eric Bowditch (1)	59	Vice President Business Dev.
Daniel G. Moro (1)	59	Vice President Polymer Drug Delivery
John V. St. John (1)	35	Vice President Material Sciences
David E. Reese PhD. (1)	34	Director
Jeffrey B. Davis (1)	42	Director
Daniel K. Leonard (2)	45	President, CEO, CFO, Director

(1)	Assumed position as executive officer and/or director on March 31, 2006.
(2)	Mr. Leonard resigned from his positions as President, CEO, CFO and Director of the Company on March 31, 2006.

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

Kerry P. Gray was the President and CEO of Access Pharmaceuticals and a director of Access Pharmaceuticals from January 1996 until May 2005. He served as President and CEO of Access Pharmaceuticals, Inc. Previously, Mr. Gray served as President and Chief Financial Officer of PharmaScience, Inc. a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to may 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served the same capacity at Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

William W. Crouse is Managing Director and General Partner of HealthCare Ventures LLC, one of the world's largest biotech venture capital firms. Mr. Crouse was former Worldwide President of Ortho Diagnostic Systems and Vice President of Johnson & Johnson International. He also served as Division Director of DuPont Pharmaceuticals and as President of Revlon Health Care Group's companies in Latin America, Canada and Asia/Pacific. Currently, Mr. Crouse serves as a Director of The Medicines Company, Imclone Systems and several private biotechnology companies. Mr. Crouse formerly served as a Director of BioTransplant, Inc., Dendreon Corporation, OraSure Technologies, Inc., Human Genome Sciences, Raritan Bancorp, Inc., Allelix Biopharmaceuticals, Inc. and several private biotechnology companies. Mr. Crouse currently serves as Trustee of Lehigh University and as Trustee of the New York Blood Center. Mr. Crouse is a graduate of Lehigh University (Finance and Economics) and Pace University (M.B.A.).

Terrance K. Wallberg, a Certified Public Accountant, possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies. Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial officer (CFO) with Alliance Hospitality Management and previous to that was CFO for DCB Investments, Inc., a Dallas, Texas based real estate holding company. During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community. Prior to DCB Investments, Terry spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer. Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas.

W. Eric Bowditch is a senior international pharmaceutical executive with over 30 years experience in global business development, licensing, marketing and strategic planning. He served as President, IntaPro LLC, a company focused on corporate business development, licensing and partnering. Prior to this he was President & CEO, Strakan Life Sciences, Inc. between 1998 and 2002. Between 1996 and 1998, he was Vice President Business Development, Access Pharmaceuticals. From 1992 to 1996, he was Head of Worldwide Business Development, Ohmeda Pharmaceuticals before the acquisition by Baxter International. From 1984-1991, he was Worldwide Director, Business Development & Strategic Marketing, Rhone-Poulenc Rorer. W. Eric Bowditch has an MBA from the University London, Postgraduate Diploma in Marketing, London and Postgraduate Diploma in Management Studies, UK.

Daniel G. Moro was Vice President, Polymer Drug Delivery at Access Pharmaceuticals from September 2000 until October 2005. He managed various drug delivery projects related to Hydrogel polymers. He invented and helped to commercialize the mucoadhesive erodible drug delivery technology (OraDisc™) for the controlled administration of actives acquired by ULURU Inc. Previously, Mr. Moro served as Vice President, Operations for a Division of National Patent Development Corporation (NPDC) which developed the soft contact lens. Prior to his operational experience, Mr. Moro spent 20 years at the NPDC as a senior research scientist and invented and commercialized several technologies, including a hydrogel burn and wound dressing and a subcutaneous retrievable drug delivery implant to treat prostate cancer. This latter technology, a one year implant has recently been approved by the FDA and sold under the trademark Vantas. Mr. Moro has over twenty five years experience of pharmaceutical development and holds nine patents related to drug delivery applications, four of which have been commercialized.

John V. St. John was a Senior Scientist at Access Pharmaceuticals, Inc. from March 2000 until October 2005. He served as team leader during the early identification of Access Pharmaceuticals’ oncology drug, AP5346. Dr. St. John served as team leader for the hydrogel team from January 2002 to October 2005 during the development of the Hydrogel Nanoparticle Aggregate Technology. He holds one patent. Dr. St. John has served as an adjunct faculty member in the Department of Biomedical Engineering at the University of Texas Southwestern Medical School while at Access Pharmaceuticals. Previously, Dr. St. John served as a Dreyfus Fellow and Assistant Professor in the Department of Chemistry of Southern Methodist University from August 1998 to March 2000. He has earned a graduate certificate in Marketing from the SMU Cox School of Business. Dr. St. John serves as the elected Chair of the Dallas Fort Worth American Chemical Society Section for 2005 and is a current member in the American Chemical Society, the Materials Research Society, and the Controlled Release Society.

Dr. David E. Reese is a biotechnology consultant for both the healthcare and financial industries. The founder of Alexea Consulting, Dr. Reese has advised biotechnology companies on issues of strategic alliances and capital acquisition. As a sell-side analyst, Dr. Reese advises hedge funds on drug candidates, scientific due diligence and pipeline valuations. David’s most recent sell-side position was as Biotech Analyst for Saturn DKR Management where he built a 125 million dollar biotechnology portfolio. Dr. Reese obtained his Bachelors of Science in Microbiology from Arizona State University. He performed his Doctoral research at Vanderbilt University in the School of Medicine. David conducted research fellowships at the University of Texas Southwestern Medical Center, and Cornell University. Dr. Reese has numerous publications and has contributed to multiple academic reviews as well as a book chapter in a medical textbook. His specific research areas included diabetes, cardiovascular disease, congenital abnormalities and cancer.

Jeffrey B. Davis has extensive experience in investment banking, and corporate development and financing for development stage, life sciences companies. Jeff is currently President of SCO Financial Group LLC, and President and Financial Principal of SCO Securities LLC, SCO's NASD-member broker-dealer. Additionally, Jeff has served on many boards of directors for life sciences companies, and currently sits on the boards of Virium Pharmaceuticals, Inc., and Somanta Pharmaceuticals, Inc. Previously, Jeff served as a Chief Financial Officer of a publicly traded, NASDAQ-NM healthcare technology company. Prior to that, Jeff was Vice President, Corporate Finance, at Deutsche Bank AG and Deutsche Morgan Grenfell, both in the U.S. and Europe. Jeff also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff. Prior to that, Jeff was involved in marketing and product management at Philips Medical Systems North America. Jeff Davis has an M.B.A. from the Wharton School of Business, University of Pennsylvania, and a B.S. in Biomedical Engineering from the College of Engineering, Boston University.

Daniel K. Leonard resigned as President, CEO and Director of our company on March 31, 2006. Mr. Leonard has a background in business management, practical applications of technology, marketing and sales. Most recently, from January to November 2003, he served as president and co-founder of e-Information Systems, LLC, of Elkhorn, Neb. - a data consolidation company. Leonard also has served as director of business development for Data Delivery Services, of Conroe, Tex from January 2002-03; as a vice president in charge of sales and marketing for Vital Processing Services, of Tempe, Arizona from September 1998 to January 2002, and assistant vice president of national sales for First National Bank, of Omaha, Neb. He also created and managed the bank card operations division for MCI Telecommunications, in Denver, CO., where he handled hiring, and budgeting, billing, auditing and contract execution for a $750 million portfolio. He studied at University of Nebraska, in Omaha from 1980-1983.

As our board of directors has only recently expanded from one member to four, we do not yet have an “audit committee” or an “audit committee financial expert” as such term is defied under the Exchange Act.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception.

The Company's President, Daniel K. Leonard was paid $212,594.03 in the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2005. The information in this table provides the ownership information for:

• each person known by us to be the beneficial owner of more than 5% of our common stock;
• each of our directors;
• each of our executive officers; and
• our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME OF BENEFICIAL OWNER	TITLE	BENEFICIALLY OWNED (1)		COMMON STOCK (1)

Daniel K. Leonard	President, CEO, CFO and principal accounting officer	21,200,000	(2)	13.7%
21724 East Stanford Circle
Elkhorn, NE 68022

Albert B. Plant		26,000,000		16.7%
8436 East Navarro Circle
Mesa, AZ 85208

Erin C. Hicks		31,230,768	(3)	20.1%
11754 E. Virginia Dr.
Aurora, CO 80012

Rosemarie Leonard		26,069,232		16.8%
8255 West Portobello Ave.
Mesa, AZ 85212

Cornell Capital Partners, L.P.
101 Hudson Street, Suite 3700
Jersey City, NJ 07303

All Directors and Executive Officers as a Group (5 persons)		21,200,000	(2)	13.7%

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

On March 29, 2006, we enacted a 400:1 reverse stock split, and on March 31, 2006, we exchanged shares of our common stock for all of the outstanding shares of common stock of ULURU Inc., a Delaware corporation. As a result, on May 9, 2006, we had approximately 12,844,395 issued and outstanding shares of common stock. The following table shows as of May 9, 2006 the stockholdings of all of our directors and executive officers, principal stockholders who own beneficially more than five percent of our issued and outstanding common stock, and all of our directors and officers as a group after giving effect to the share exchange and the reverse stock split.

Title of Class	Name of beneficial owner of shares	Position	Amount of shares beneficially held by owner	Percentage of class
Common	Kerry P. Gray (1)	CEO / Director	9,775,000	76.1%
Common	Terrance K. Wallberg	Chief Financial Officer	208,000	1.6%
Common	William W. Crouse	Chairman of the Board	50,000.4%
Common	Jeffrey B. Davis	Director	-	-
Common	David E. Reese	Director	-	-
	Total		10,033,000	78.1%

(1) Includes 1,500,000 shares held in trust for Michael J. Gray with Sally A. Gray as trustee and 1,500,000 shares held in trust for Lindsay K. Gray with Sally A. Gray as trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the first and second quarters of 2004, the Company loaned an aggregate of $255,800 to Rev's Sports Grille, located in Tempe, Arizona. $255,000 of this amount is evidenced by a promissory note, dated April 8, 2004. The note accrued simple interest at an annual rate of 5% and matures on March 8, 2009. The indebtedness represented by the note is secured by a non-recourse pledge of certain membership interests in Rev's Sports Grille by its owners. If Rev's Sports Grille (a) fails to pay any principal or interest when due, (b) institutes proceedings to have itself adjudged bankrupt or insolvent, or (c) becomes subject to an order adjudging it bankrupt or insolvent, then Rev's Sports Grille will be in default under the note. In any such event, we may at our option, by notice in writing to Rev's Sports Grille, declare the entire principal amount and any other sums due under the note, to be immediately due and payable. The remaining $800 loaned to Rev's Sports Grille is on a non interest bearing and unsecured basis, does not have any terms for repayment, and has not been documented by any sort of written agreement. Rev's Sports Grille is owned and operated by Albert B. Plant, the Company's former Vice President of Operations, Secretary and Treasurer, and Erin C. Hicks, who is a sister of Daniel K. Leonard, the Company's President, Chief Executive Officer, Chief Financial Officer and principal accounting officer. Mr. Plant is also married to Jane Plant, one of Mr. Leonard's sisters. The terms of this loan arrangement were not as favorable to the Company as could have been obtained from unaffiliated parties.

As of December 31, 2004, the Company determined that the debt and accrued interest is uncollectible due to the subsequent loss on the disposition of the sports grille, and has written off the note and accrued interest as a bad debt in the accompanying financial statements totaling $281,002.

Al Plant, a major shareholder of the Company who, together with the sister of the Company's president, owned the LLC to which the funds above were loaned, provided unsecured, non-interest bearing loans for the benefit of the Company, from time to time during 2004. On October 12, 2005, he was paid $18,283 to settle the outstanding amount.

The president/CEO of the Company provided funds to the Company during 2005, which it used to pay $50,000 of shareholder advances owed to the Company's legal counsel. As a result of this payment, approximately $20,000 of legal fees owing as of December 31, 2005 were forgiven.

On October 12, 2005, we paid Daniel Leonard, our President, CEO, CFO and Director $50,000 as past compensation for his services.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.
Exhibit Number	Description of Document

3.1.1	Articles of Incorporation dated September 17, 1987 (1)
3.1.2	Articles of Amendment dated December 17, 1990 (1)
3.1.3	Articles of Amendment dated April 16, 1993 (1)
3.1.4	Articles of Amendment dated August 19, 1999 (1)
3.1.5	Articles of Amendment dated March 13, 2000 (1)
3.1.6	Articles of Amendment dated January 30, 2002 (1)
3.1.7	Articles of Amendment dated March 29, 2006 (4)
3.1.8	Articles of Amendment dated March 31, 2006 (4)
3.2	Bylaws (1)
10.1	Securities Purchase Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.2	Security Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.3	Collateral Assignment between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.4	Guaranty Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.5	Guarantor Security Agreement between the Merger Corp., Highgate and Prenox, dated October 12, 2005 (2)
10.6	Escrow Agreement between the Registrant, Highgate, Prenox and Gottbetter & Partners, LLP ("Gottbetter"), dated October 12, 2005 (2)
10.7	Escrow Shares Escrow Agreement between the Registrant, Highgate, Prenox and Gottbetter, dated October 12, 2005 (2)
10.8	Investor Registration Rights Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.9	OXFV Convertible Debenture for $3,000,000 issued by the Registrant and Highgate, dated October 12, 2005 (2)
10.10	OXFV Convertible Debenture for $10,000,000 issued by the Registrant and Prenox, dated October 12, 2005 (2)
10.11	Warrant issued by the Registrant to Highgate, dated October 12, 2005 (2)
10.12	Warrant issued by the Registrant to Prenox, dated October 12, 2005 (2)
10.13	Bridge Loan and Control Share Pledge and Security Agreement between ULURU Delaware, the Registrant and Mr. Gray, dated October 12, 2005 (2)
10.14	Security Agreement between ULURU Delaware, the Registrant and Mr. Gray, dated October 12, 2005 (2)
10.15	Pledge and Escrow Agreement between the Registrant, ULURU Delaware, Mr. Gray, and Gottbetter, dated October 12, 2005 (2)
10.16	Convertible Debenture for $10,700,000 issued by ULURU Delaware to the Registrant, dated October 12, 2005 (2)
10.17	Merger Agreement between the Registrant, Merger Corp., and ULURU Delaware, dated October 12, 2005 (2)
10.18	Indemnification Escrow Agreement between the Registrant, Mr. Gray and the Escrow Agent, dated October 12, 2005 (2)
10.19	Standby Equity Distribution Agreement between the Registrant and Cornell, dated October 12, 2005 (2)
10.20	SEDA Registration Rights Agreement between the Registrant and Cornell, dated October 12, 2005 (2)
10.21	Placement Agent Agreement between the Registrant, Cornell and Newbridge Securities Corp., dated October 12, 2005 (2)
10.22	Asset Sale Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.23	Patent Assignment Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.24	License Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.25	Lease Agreement between ULURU and Addison Park Ltd, dated January 31, 2006 (4)
10.26	License Agreement with Strakan Ltd., dated August 14, 1998 (4)
10.27	License and Supply Agreement with Discus Dental, dated April 15, 2005 (4)
10.28	Amendment to License and Supply Agreement with Discus Dental, dated November 18, 2005 (4)
10.29	Employment Agreement with Kerry P. Gray, dated January 1, 2006 (4)
10.30	Employment Agreement with Terrance K. Wallberg, dated January 1, 2006 (4)
10.31	Employment Agreement with Daniel G. Moro, dated January 1, 2006 (4)
10.32	Secured Convertible Debenture with Cornell Capital Partners, L.P., date June 9, 2004 (5)
10.33	Standby Equity Distribution Agreement, dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.33	Security Agreement, Dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
19	Notice to Security Holders, dated February 27, 2006 (3)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
(1)	Incorporated by reference to the Company’s registration statement on Form 10-SB filed on March 8, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(3)	Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(4)	Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(5)	Incorporated by reference to the Company’s registration statement on SB-2 filed on June 9, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for audit services for the year ended December 31, 2004 was $30,028 in Audit Related Fees. The aggregate fees billed for audit services for the year ended December 31, 2005 was $23,000 in Audit Related Fees. The Company was not billed for any assurance or related services, tax fees or any other fees during these periods.

Our Board's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ULURU INC.

Date: May 15, 2006	By	/s/ Kerry P. Gray
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 11, 2006	/s/ William W. Crouse
William W. Crouse, Director

Date: May 11, 2006	/s/ David E. Reese
David E. Reese, Director

Date: May 12, 2006	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Exhibit Number	Description of Document

3.1.1	Articles of Incorporation dated September 17, 1987 (1)
3.1.2	Articles of Amendment dated December 17, 1990 (1)
3.1.3	Articles of Amendment dated April 16, 1993 (1)
3.1.4	Articles of Amendment dated August 19, 1999 (1)
3.1.5	Articles of Amendment dated March 13, 2000 (1)
3.1.6	Articles of Amendment dated January 30, 2002 (1)
3.1.7	Articles of Amendment dated March 29, 2006 (4)
3.1.8	Articles of Amendment dated March 31, 2006 (4)
3.2	Bylaws (1)
10.1	Securities Purchase Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.2	Security Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.3	Collateral Assignment between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.4	Guaranty Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.5	Guarantor Security Agreement between the Merger Corp., Highgate and Prenox, dated October 12, 2005 (2)
10.6	Escrow Agreement between the Registrant, Highgate, Prenox and Gottbetter & Partners, LLP ("Gottbetter"), dated October 12, 2005 (2)
10.7	Escrow Shares Escrow Agreement between the Registrant, Highgate, Prenox and Gottbetter, dated October 12, 2005 (2)
10.8	Investor Registration Rights Agreement between the Registrant, Highgate and Prenox, dated October 12, 2005 (2)
10.9	OXFV Convertible Debenture for $3,000,000 issued by the Registrant and Highgate, dated October 12, 2005 (2)
10.10	OXFV Convertible Debenture for $10,000,000 issued by the Registrant and Prenox, dated October 12, 2005 (2)
10.11	Warrant issued by the Registrant to Highgate, dated October 12, 2005 (2)
10.12	Warrant issued by the Registrant to Prenox, dated October 12, 2005 (2)
10.13	Bridge Loan and Control Share Pledge and Security Agreement between ULURU Delaware, the Registrant and Mr. Gray, dated October 12, 2005 (2)
10.14	Security Agreement between ULURU Delaware, the Registrant and Mr. Gray, dated October 12, 2005 (2)
10.15	Pledge and Escrow Agreement between the Registrant, ULURU Delaware, Mr. Gray, and Gottbetter, dated October 12, 2005 (2)
10.16	Convertible Debenture for $10,700,000 issued by ULURU Delaware to the Registrant, dated October 12, 2005 (2)
10.17	Merger Agreement between the Registrant, Merger Corp., and ULURU Delaware, dated October 12, 2005 (2)
10.18	Indemnification Escrow Agreement between the Registrant, Mr. Gray and the Escrow Agent, dated October 12, 2005 (2)
10.19	Standby Equity Distribution Agreement between the Registrant and Cornell, dated October 12, 2005 (2)
10.20	SEDA Registration Rights Agreement between the Registrant and Cornell, dated October 12, 2005 (2)
10.21	Placement Agent Agreement between the Registrant, Cornell and Newbridge Securities Corp., dated October 12, 2005 (2)
10.22	Asset Sale Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.23	Patent Assignment Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.24	License Agreement between ULURU Delaware and Access Pharmaceuticals, dated October 12, 2005 (4)
10.25	Lease Agreement between ULURU and Addison Park Ltd, dated January 31, 2006 (4)
10.26	License Agreement with Strakan Ltd., dated August 14, 1998 (4)
10.27	License and Supply Agreement with Discus Dental, dated April 15, 2005 (4)
10.28	Amendment to License and Supply Agreement with Discus Dental, dated November 18, 2005 (4)
10.29	Employment Agreement with Kerry P. Gray, dated January 1, 2006 (4)
10.30	Employment Agreement with Terrance K. Wallberg, dated January 1, 2006 (4)
10.31	Employment Agreement with Daniel G. Moro, dated January 1, 2006 (4)
10.32	Secured Convertible Debenture with Cornell Capital Partners, L.P., date June 9, 2004 (5)
10.33	Standby Equity Distribution Agreement, dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.33	Security Agreement, Dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
19	Notice to Security Holders, dated February 27, 2006 (3)
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
(1)	Incorporated by reference to the Company’s registration statement on Form 10-SB filed on March 8, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(3)	Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(4)	Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(5)	Incorporated by reference to the Company’s registration statement on SB-2 filed on June 9, 2004.