Form 10QSB
period 2006-03-31
ULURU INC.
filed 2006-05-22
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2006

OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from : to

Commission File Number: 000-49670

ULURU INC.

(Name of Small Business Issuer in its Charter)

Nevada	41-2118656
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4452 Beltway Drive
Addison, Texas 75001
(Address of principal executive offices)

Registrant's telephone number, including area code: (214) 905-5145

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The number of outstanding shares of registrant's Common Stock on May 9, 2006 was 12,844,311.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU INC.

FORM 10-QSB

For the Quarterly Period Ended MARCH 31, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULURU INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2006
(unaudited)

ALL ASSETS ARE PLEDGED AS COLLATERAL UNDER NOTES PAYABLE

ASSETS
Current Assets
Cash	$587,674
Cash in escrow account	128,045
Accounts receivable - trade	81,823
Accounts receivable - other	42,823
Inventory	115,219
Prepaid expenses	207,887
Total Current Assets	1,163,471

Property, Plant & Equipment, net	410,858

Other Assets
Patents, net	12,046,214
Licensing rights, net	485,965
Deferred financing costs, net	1,012,602
Deposits	19,129
Total Other Assets	13,563,910

TOTAL ASSETS	$15,138,239

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$597,975
Accrued liabilities	51,317
Shareholder advance	1,484
Royalty advance	309,797
Accrued interest	393,068
Asset purchase obligation, net	3,520,061
Total Current Liabilities	4,873,702

Long Term Debt
Asset purchase obligation, net - less current portion	866,804
Notes Payable	13,012,829
Total Long Term Debt	13,879,633

Total Liabilities	18,753,335

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	--

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
12,844,311 issued and outstanding	12,844
Paid-in capital	214,891
Retained earnings (deficit)	(3,842,831)
Total Stockholders’ Equity (Deficit)	(3,615,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,138,239

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

REVENUES
Royalty income	$182,172
Other	84,992
Total Revenues	$267,164

COSTS AND EXPENSES
Research and development	476,396
General and administrative	283,029
Commitment fee - Standby equity agreement	1,787,940
Depreciation and amortization	263,073
Total Costs and Expenses	2,810,438

OPERATING LOSS	(2,543,274)

Other Income (Expense)
Interest income	8,380
Interest Expense	(374,003)

NET INCOME (LOSS)	$(2,908,897)

Basic and diluted net (loss) per common share	$(.26)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,331,100

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

OPERATING ACTIVITIES :
Net (loss) from operations	$(2,908,897)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	263,073
Commitment fee - Standby equity agreement	1,787,940
Imputed interest expense	105,786

Change in operating assets and liabilities
Accounts receivable	52,559
Inventory	(28,600)
Prepaid expenses	13,267
Deposits	(19,129)
Accounts payable	(112,065)
Royalty advance	(159,258)
Accrued interest	36,944
Total Adjustments	1,940,517

Net Cash (Used) by Operating Activities	(968,380)

INVESTING ACTIVITIES :
Increase in fixed assets	(42,469)
Cash received in recapitalization of the company	128,045

Net Cash Provided by Investing Activities	85,576

FINANCING ACTIVITIES :

Repayment of note payable	(11,833)

Net Cash (Used) by Financing Activities	(11,833)

Net (Decrease) in Cash	(894,637)

Cash, beginning of period	1,610,357
Cash, end of period	$715,719

Supplemental Schedule of Noncash
Investing and Financing Activities :
Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006.
Liabilities assumed	$13,694,962
Less : Non-cash assets	12,006,690
Less : Cash received in recapitalization	128,045
Total non-monetary net liabilities assumed	$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$237,777

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Definitive Information Statement on Schedule 14C filed March 1, 2006, and Form 10-KSB for the year ended December 31, 2005.

NOTE 2. BASIS OF PRESENTATION

History

ULURU Inc. (“ULURU” or the “Company”), formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc. was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 as of December 31, 2005. It is a Nevada corporation, formed on September 17, 1987. From inception through March 31, 2006, it has had no substantial earned revenues from any planned operations.

In December 2003, ULURU acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. During 2004 ULURU obtained additional financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 on December 14, 2004.

On October 12, 2005, ULURU entered into a merger agreement with ULURU Inc., a Delaware corporation (“ULURU Delaware”) and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ULURU formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, “ a statutory merger or consolidation”.

As a result of the merger, ULURU acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of ULURU, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated for accounting purposes as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, ULURU’s net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. Both companies have a December 31 year end.

All intercompany transactions have been eliminated in the condensed consolidated financial presented herewith.

On March 29, 2006, ULURU filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, ULURU’s issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,011 post-split shares which includes an additional 21 shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

On March 31, 2006, ULURU filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change its name from “Oxford Ventures, Inc.” to “ULURU INC.”.

On March 31, 2006, ULURU acquired, through its wholly-owned subsidiary (Uluru Acquisition Corporation) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corporation. ULURU acquired ULURU Delaware in exchange for 11,000,000 shares of ULURU’s common stock. All securities issued pursuant to the merger are “restricted” stock and are subject to a two year Lock-up Agreement as well as all applicable re-sale restrictions specified by federal and state securities laws. The shareholders of ULURU immediately prior to the merger retained 851,011 shares of common stock.

The aggregate amount of shares of common stock issuable to the shareholders of ULURU Delaware pursuant to the merger represented 92.8% of the issued and outstanding shares of ULURU’s common stock. Under the terms of the Agreement and Plan of Merger and Reorganization executed on October 12, 2005, the pre-merger stockholders of ULURU owned an aggregate of 7.2% of the issued and outstanding shares of ULURU’s common stock immediately after the merger.

At the effective time of the Merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to the merger became ULURU’s directors, and all persons holding offices of ULURU Delaware at the effective time, continue to hold the same offices of the surviving corporation. Simultaneously, ULURU’s directors and officers immediately prior to the closing of the Merger resigned from all of their respective positions with ULURU.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. ULURU’s estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Concentrations of credit risk

The Company is subject to concentrations of credit risk on their temporary cash investments due to the use of a limited number of banking institutions. The Company mitigates this risk by placing temporary cash investments with major financial institutions, which have all been accorded high ratings by primary rating agencies

Loss per Common Share

Basic loss per common share is calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share” after giving effect to all stock splits including the 400 for 1 reverse stock split approved by the Company’s stockholders on March 29, 2006.

Income Taxes

ULURU uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

Revenue recognition

The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management’s part.

The Company recognizes revenue from performance payments, when such performance is substantially in the Company’s control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations.

Substantive at-risk milestone payments, which are based on achieving a specific performance milestone when performance of such milestone is contingent on performance by others or for which achievement cannot be reasonably estimated or assured, are recognized as revenue when the milestone is achieved and the related payment is due, provided that there is no substantial future service obligation associated with the milestone.

Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company’s judgment, the refund circumstances are within its operating control and unlikely to occur.

The Company recognizes revenue and related costs from the sale of its products at the time the products are shipped to the customer.

Sponsorship income has no significant associated costs since it is being paid only for information pertaining to a specific research and development project in which the sponsor may become interested in acquiring products developed thereby.

Payments received in advance of being recognized as revenue are deferred. Contract amounts are not recognized as revenue until the customer accepts or verifies the research results.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives for property and equipment categories are as follows:

Furniture , fixtures, and laboratory equipment	7 years
Computer and office equipment	5 years
Computer software	3 years
Leasehold improvements	Lease term

Deferred Charge

From time to time fees are payable to the Federal Drug Administration in connection with new drug applications submitted by ULURU. Such fees are considered deferred charges since they are not recoverable unless the related drug is accepted and approved by the FDA for use or sale by ULURU to the general public. Such fees are being amortized ratably over the period of 12 months beginning with the month such fees were paid.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Allowance for Doubtful Accounts

ULURU estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, ULURU monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer’s credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of March 31, 2006, no allowance for collectibility was needed.

Research and Development Expenses

Pursuant to SFAS No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical, development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. As of March 31, 2006, there were no such capitalized materials, equipment or facilities.

Inventory

Raw materials and finished goods inventories are directly attributable to the Business. Inventories are stated at the lower of cost or market value. Raw material inventory cost is determined on the first-in, first-out method. Costs of finished goods are determined by an actual cost method.

NOTE 4. GOING CONCERN

ULURU’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a deficit in working capital and stockholders’ equity. ULURU’s ability to continue in existence is dependent on its ability to develop additional sources of capital and/or achieve profitable operations.

Management’s plans in regard to achieving profitable operations will take time and involve commercializing products for advancing topical delivery, wound management, burn care and plastic surgery. The Company’s efforts are in the development of novel topically applied therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms to improve clinical outcomes.

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

The Company plans to establish a sales and marketing organization to commercialize our wound management, burn care, and plastic surgery products. The Company believes that a small dedicated sales and marketing organization can effectively commercialize our products. To achieve this objective, ULURU plans on acquiring additional complimentary wound management and plastic surgery products. We plan to add additional products to our existing portfolio through the addition of numerous wound management compounds to our nanoparticle aggregate dressing.

We plan in the near term to file a registration statement with the Securities and Exchange Commission to enable us to finance our business plan.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. RELATED PARTY TRANSACTIONS

On January 9, 2006 ULURU Delaware remitted $230,556 to Uluru in payment of its interest obligation to ULURU, which included payments due as of November 12 and December 12, 2005. There were no principal payments on related party loans during the first quarter 2006.

NOTE 6. INVENTORY

A summary of inventory as of March 31, 2006 follows:

Net Book Value
Inventory - Amlexanox (Raw Material)	$77,710

Inventory - Work in Progress (Aphthasol)	37,509

Total	$115,219

NOTE 7. PREPAID EXPENSES

A summary of prepaid expenses as of March 31, 2006 follows:

Net Book Value
Insurance (Property, Liability, Auto)	$44,699
Insurance (Medical)	10,090
Research & Development	153,098

Total	$207,887

NOTE 8. PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2006 follows:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
Furniture and laboratory equipment	$399,011	$27,022	$371,989
Computer and office equipment	31,500	2,037	29,463
Computer software	4,108	114	3,994
Leasehold improvements	5,412	---	5,412
Total	$440,031	$29,173	$410,858

NOTE 9. PATENTS AND LICENSING RIGHTS

On October 11, 2005 the Company purchased certain patents and licensing rights from Access Pharmaceuticals Inc. As part of the asset purchase, the Company assigned certain values to each intangible asset based upon expected future earning for each technology taking into consideration criteria such as patent life, approved products for sale, the existence of marketing, manufacturing, and distribution agreements, and development costs.

The Company derived each asset value based on expected cash flows from each technology over an 8 year period, using the aforementioned criteria as well as varying valuation multiples for determining a terminal value and varying discount rates for risk tolerance. All of these criteria are typically used for valuation analyses within the pharmaceutical industry. Synopses for each technology valuation are as follows:

ZINDACLIN
• Approved product (Residerm)
• Manufacturing, distribution, and marketing agreement with ProStrakan Ltd that includes world-wide territory (except United States). Not currently marketed in United States.
• Patent expires in 11/28/2020

Net Present Value Discount	15.0%
Value Assigned	$ 1,921,701

AMLEXANOX (Aphthasol)
• Approved product (Aphthasol)

•  Manufacturing, distribution, and marketing agreement with various partners for territories to include United Kingdom, Ireland, Europe, Middle East, and Far East. Discus Dental has territorial rights for the United States.

• Patent expires in 11/08/2011

Net Present Value Discount	35.0%
Value Assigned	$ 1,801,595

AMLEXANOX (OraDisc A)
• Approved product (OraDisc A)
• Manufacturing process current in final phase of development.

•  Distribution and marketing agreements with various partners for territories to include United Kingdom, Ireland, Europe, Middle East and Far East. Discus Dental has the territorial rights for the United States.

• Patent expires in 08/16/2021

Net Present Value Discount	35.0%
Value Assigned	$ 8,647,656

ORA DISC
• No approved products (excluding OraDisc A)
• Developing applications for commercialization of various products using technology are ongoing.
• Patent expires in 08/16/2021

Net Present Value Discount	50.0%
Value Assigned	$ 144,128

HYDROGEL NANOPARTICLE AGGREGATE
• No approved products
• Research and development for commercialization of various products using technology are ongoing.
• Patent and licensing rights expire in 11/06/2022

Net Present Value Discount	50.0%
Value Assigned	$ 500,000

A summary of patents and licensing rights as of March 31, 2006 follows:

	Cost	Accumulated Amortization	Net Book Value
PATENTS
Zindaclin	$1,921,701	$60,856	$1,860,845
Amlexanox (Aphthasol)	1,801,595	142,145	1,659,450
Amlexanox (OraDisc A)	8,647,656	261,507	8,386,149
OraDisc	144,128	4,358	139,770
Total Patents	$12,515,080	$468,866	$12,046,214

LICENSING RIGHTS
Hydrogel Nanoparticle Aggregate	$500,000	$14,035	$485,965

NOTE 10. DEFERRED FINANCING COSTS

On October 12, 2005 the Company incurred loan costs of $1,320,000 which are being amortized ratably over the two year term of the notes payable. A summary of the deferred financing costs as of March 31, 2006 follows:
	Loan Costs	Accumulated Amortization	Net Book Value
Convertible debenture - Prenox LLC	$1,000,000	$232,877	$767,123
Convertible debenture - Highgate House	320,000	74,521	245,479
Total	$1,320,000	$307,398	$1,012,602

NOTE 11. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On March 29, 2006, the Company amended its articles of incorporation to implement a 400 for 1 reverse stock split, a decrease in the authorized shares of common stock to 200 million from 400 million, and the authorization of up to 20,000 shares of Preferred stock, par value $.001 per share. Accordingly, all shares referred to in the accompanying consolidated financial statements and included in these Notes give retroactive effect to this authorization.

NOTE 12. INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 13. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123.

The value of each employee stock option granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which are generally the vesting periods

There were no employee stock options granted during the three months ended March 31, 2006.

Stock-based awards issued to non-employees are accounted for using the fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award to non-employees is estimated using the Black-Scholes option pricing model.

There were no non-employee stock options granted during the three months ended March 31, 2006.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 29, 2004, a complaint was filed against ULURU in the County Court, Denver County, Colorado. The complaint alleges that ULURU used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. ULURU filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of March 31, 2006.

On January 31, 2005, a Default Judgment for $57,144 was filed against ULURU in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of April 28, 2006, the balance due on this judgment is $122,406, which is included in accounts payable as of March 31 2006, includes post judgment legal fees, interest and collection costs.

NOTE 15. ASSET PURCHASE OBLIGATIONS

As part of the asset purchase from Access Pharmaceuticals, Inc. (“Access”) on October 11, 2005, the Company paid to Access $8,700,000 on October 11, 2005 and is obligated to pay Access $3,700,000 on October 11, 2006 and $1,000,000 on October 11, 2007, along with certain milestone payments based upon future events which may or may not occur. Pursuant to the terms of the Asset Purchase Agreement by the Company and Access none of the future payment obligations to Access have any interest accrual. For financial statement presentation, the Company has applied APB 21, Interest on Receivables and Payables, and calculated imputed interest, at 10% per annum, on the future payment obligations. A summary of the asset purchase obligations as of March 31, 2006 follows:
	Gross Asset Purchase Obligations	Imputed Interest	Net Asset Purchase Obligations
Asset Purchase Obligation (Due 10/12/2006)	$3,700,000	$179,939	$3,520,061
Asset Purchase Obligation (Due 10/12/2007)	1,000,000	133,196	866,804
Total	$4,700,000	$313,135	$4,386,865

Less : current portion	3,700,000	179,939	3,520,061
Total Asset Purchase Obligation (Long-Term)	$1,000,000	$133,196	$866,804

NOTE 16. DEBT AND EQUITY FINANCING

On October 12, 2005, the Company entered in a Securities Purchase Agreement to issue secured convertible debentures to Highgate House Funds, Ltd. and Prenox, LLC in an amount of up to $15,000,000 and to issue Highgate and Prenox warrants for up to 5 million shares (post-split) of ULURU’s common stock for a period of five years with an exercise price of $.01(post-split).

Also on October 12, 2005, ULURU issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. ULURU used the majority of the proceeds from the Debentures to extend a loan, described below, to ULURU Delaware. The shares underlying the Warrants shall be included on a registration statement, described below, to be filed by ULURU with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, ULURU granted Highgate and Prenox a security interest in all of its assets, including any assets ULURU acquires while the Debentures are outstanding, and has agreed to issue shares of common stock in an amount equal to five times the gross proceeds of the Debentures to be held in escrow in the event of a default under the Debentures (the "Escrow Shares").

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. ULURU may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of ULURU’s common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature.

On October 12, 2005, ULURU entered into a Bridge Loan and Control Share and Pledge Security Agreement, (the "Bridge Loan Agreement") with ULURU Delaware and its president. Pursuant to the Bridge Loan Agreement, ULURU loaned ULURU Delaware $10,700,000 in exchange for a secured debenture. In addition to granting the ULURU Delaware Debenture, ULURU Delaware granted a security interest in its assets to ULURU and the president pledged ULURU Delaware shares representing 54.5% of ULURU Delaware’s capital stock to ULURU. To entice Highgate and Prenox to enter into the Securities Purchase Agreement, ULURU assigned the Security Interest and the Pledged Shares to Prenox and Highgate pursuant to a Collateral Assignment Agreement entered into between ULURU, Highgate and Prenox.

A summary of the Notes Payable and Accrued Interest, as of March 31, 2006, follows:
	Note Payable	Accrued Interest
Note Payable - Prenox LLC	$10,000,025	$249,155
Note Payable - Highgate House	3,000,000	143,913
Note Payable - Malvern Financial (Equipment)	12,804	-0-

Total	$13,012,829	$393,068

NOTE 17. STANDBY EQUITY DISTRIBUTION AGREEMENT

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

The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the Company’s common stock issued to Cornell pursuant to the SEDA. The registration statement shall also include the shares of common stock underlying the Warrants and the Escrow Shares. The Company is required to continuously maintain the effectiveness of the registration statement for a period of twenty four (24) months after its effective date.

The Company authorized for issuance at the time of the completion of the recapitalization and merger with ULURU Delaware 993,300 (post-split) shares of its common stock as a commitment fee to Cornell, valued at $1.80 per share for a total of $1,787,940, which was classified as an expense in the accompanying condensed consolidated financial statements for the quarter ended March 31, 2006.

NOTE 18. ESCROW ACCOUNT

An unrestricted escrow account was established for the net proceeds obtained from the 13 million dollars of debt financing provided to ULURU on October 12, 2005, most of which was used as a loan to ULURU Delaware. As of March 31, 2006 there was $128,045 in the account.

NOTE 19. 2006 EQUITY INCENTIVE PLAN

On March 31, 2006, ULURU adopted the 2006 Equity Incentive Plan. Under the plan, up to 2,000,000 shares of ULURU common stock may be issued. Some awards under the plan may link future payments to the awardee to the future value of a specified number of shares of common stock. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the plan. If an award under the plan terminates without the shares subject thereto being delivered, the shares subject to such award will thereafter be available for further awards under the plan. All directors, officers, employees and non-employee service providers of ULURU are eligible to participate in the plan. No awards were made under this plan as of March 31, 2006.

NOTE 20. EMPLOYMENT AGREEMENTS

ULURU assumed, on March 31, 2006, three existing employment agreements (“Agreements”) between ULURU Delaware and certain key executives. The term of the agreement for the Chief Executive Officer is for three years with automatic annual renewal unless notice is provided by ULURU. The other two agreements have an initial term of one year with automatic annual renewals unless notice is provided by ULURU. The Agreements provide for compensation, incentives, and benefits that are commensurate with similar positions within the pharmaceutical industry.

NOTE 21. LEASE OBLIGATION

On January 31, 2006 the ULURU Delaware entered into a lease agreement for office and laboratory space in Addison, Texas. The monthly lease obligation of $9,034.53 commenced on April 1, 2006 and continues for eighty four (84) months.

Calendar Years	Future Lease Expense

2006	$81,311
2007	108,414
2008	108,414
2009	108,414
2010	108,414
2011 & Beyond	243,934
Total	$758,901

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to repay our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-QSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission including our Form 10-KSB for the period ended December 31, 2005. Forward-looking statements contained in this Form 10-QSB include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through December 31, 2006 with our current cash reserves and without accessing our SEDA, and our expected capital expenditures.

Business

ULURU Inc. (ULURU) is a Nevada corporation. We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers. The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. which was completed on October 12, 2005. This acquisition resulted in the Company acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. Utilizing this technology, three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

Recent Developments

On May 3, 2006 the Company entered a Research Collaboration and Option Agreement with Dexo Biopharm Limited a subsidiary of BioProgress Plc. The objective of the collaboration is to develop a specified anti-emetic for the treatment of emesis utilizing our mucoadhesive film, OraDisc, and Dexo Biopharm Limited’s Instant Release Film technology. Under the terms of the collaboration the companies will share the development expense and the future revenues.

Other Key Developments

On October 12, 2005 the Company entered into a Securities Purchase Agreement to issue Secured Convertible Debentures to Prenox, LLC and Highgate House Funds, Limited in an amount of up to $15,000,000. Under the Securities Purchase Agreement on October 12, 2005 the Company issued a $10,000,000 secured convertible debenture to Prenox, LLC (“Prenox”) and a $3,000,000 secured convertible debenture to Highgate House Funds, Ltd. (“Highgate”) as well as Warrants to purchase up to 5,000,000 shares of the company for a period of 5 years with an exercise price of $0.01. The shares underlying the Debentures and Warrants shall be included on a registration statement to be filed by the company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Prenox and Highgate a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding. The sale of the Debentures and Warrants was made under Section 4(2) of the Securities Act of 1933.

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Prenox and Highgate may at their option convert all or some of the Debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share.

Also, on October 12, 2005 the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company’s common stock in increments up to $1,000,000.

We were founded in Nevada in 1987 as Casinos of the World, Inc. In 1993 the Company’s name was changed to Clean Way Corporation, further changing its name to Trader.Secrets.com, Inc. in 1999, VOIP Technology, Inc. in 2000 and ultimately ULURU Ventures, Inc. in 2002. In 2006 we merged with ULURU Inc. a private Delaware Corporation, and changed our name to ULURU Inc. Our principal executive office is located at 4452 Beltway Drive, Addison TX 75001. Our telephone number is (214) 905-5145.

Employees

As of March 31, 2006, we have 10 full-time and 3 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees, two directly support commercial and business development activities and 2 are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Web Availability

We make available free of charge through our web site, www.uluruinc.com, our annual reports on Form 10-KSB and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the Board of Director’s corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to ULURU Inc., 4452 Beltway Drive Addison, TX 75001 attn: Investor Relations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of convertible debentures and our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from corporate alliances have, and are expected in the future to, also provide funding for operations. As of March 31, 2006 our cash and cash equivalents and short-term investments were $715,719 and our working capital (current assets less current liabilities) was ($3,890,172). Our working capital at March 31, 2006 represented a decrease of $1,011,780 compared to our working capital as of December 31, 2005 of ($2,878,392). The decrease in working capital was primarily due to the loss from operations for the three months ended March 31, 2006.

As of March 31, 2006 the company did not have enough capital to achieve it’s near, medium or long-term goals. The available cash together with the $2 million the company is entitle to receive upon the effectiveness of a registration statement are expected to be sufficient to fund operation through December 31, 2006 assuming no access to the SEDA or additional financings. We plan to access the SEDA and /or have additional financings in 2006.

As part of the asset purchase from Access Pharmaceuticals, Inc. (“Access”) on October 11, 2005, the Company paid to Access $8,700,000 on October 11, 2005 and is obligated to pay Access $3,700,000 on October 11, 2006 and $1,000,000 on October 11, 2007, along with certain milestone payments based upon future events which may or may not. Pursuant to the terms of the Asset Purchase Agreement by the Company and Access none of the future payment obligations to Access have any interest accrual.

On October 12, 2005 the Company entered into a Securities Purchase Agreement to issue Secured Convertible Debentures to Prenox, LLC and Highgate House Funds, Limited in an amount of up to $15,000,000. Under the Securities Purchase Agreement on October 12, 2005 the Company issued a $10,000,000 secured convertible debenture to Prenox, LLC (“Prenox”) and a $3,000,000 secured convertible debenture to Highgate House Funds, Ltd. (“Highgate”) as well as Warrants to purchase up to 5,000,000 shares of the company for a period of 5 years with an exercise price of $0.01. The shares underlying the Debentures and Warrants shall be included on a registration statement to be filed by the company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Prenox and Highgate a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding. The sale of the Debentures and Warrants was made under Section 4(2) of the Securities Act of 1933.

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Prenox and Highgate may at their option convert all or some of the Debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share.

Also, on October 12, 2005 the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company’s common stock in increments up to $1,000,000.

Since our inception we have incurred negative cash flow from operations and anticipate for the balance of 2006 to continue to expend funds to advance our product developments, license additional products and establish a sales and marketing operation to commercialize our wound care products. Our expenses have exceeded our revenue, resulting in an accumulated deficit as of March 31, 2006 of ($3,665,159). We expect that our existing capital resources (including $2 million expected to be received upon the effectiveness of a registration statement) and funds available under the Securities Purchase Agreement will be adequate to fund our operations through 2006, assuming no access to the SEDA or additional financings. We plan to access the SEDA and/or have additional financings. We cannot assure investors that we will be able to raise additional capital, access the SEDA or that we will be able to generate significant product revenue or achieve or sustain profitability.

Our future capital requirements and adequacy of available funds will depend on many factors including:

• Our ability to raise financing in order to continue our operations
• The ability to successfully commercialize our wound management and burn care products and the market acceptance of these products
• The ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of certain product opportunities
• Continued scientific progress in our development programs
• The costs involved in filing, prosecuting and enforcing patent claims
• Competing technological developments
• The cost of manufacturing and production scale-up
• Successful regulatory filings
• The ability to convert, repay or restructure our outstanding convertible notes

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Total Revenues
Revenues for first quarter were $267,164, highlighted by ramp-up of licensing royalties for Aphthasol with Discus Dental ($159,258), Zindaclin royalties with ProStrakan ($22,914), ongoing sponsored wound care research with University of Texas Southwestern ($34,992), and a development fee payment ($50,000) from Glaxo Smith Klein for our OraDisc technology.

Costs and Expenses
Research and development expense ($476,396) included primarily salaries/taxes/benefits ($223,554) as well as specific costs associated with the continuing development of our technologies:

$ 139,654	OraDisc
88,643	Wound Care - Nanoparticle
6,042	Aphthasol & other technologies
$ 234,339

General and administrative expense ($283,029) consists primarily of salaries/taxes/benefits ($171,080), professional fees for legal and accounting ($36,200), legal fees for patent applications ($19,805), travel and entertainment ($16,669), insurance ($12,275), and occupancy/utility costs ($11,895).

Commitment fee expense ($1,787,940) consists of a commitment fee to Cornell Capital for the successful completion of the merger on March 31, 2006. On April 18, 2006, the Company issued a certificate for 993,300 shares of common stock in payment of the commitment fee.

Depreciation and amortization includes the following:

$ 14,725	Depreciation of equipment
7,218	Amortization of licensing rights
241,130	Amortization of acquired patents
$ 263,073

Interest Expense ($374,003) is comprised of interest ($268,217) based on the existing Note balance of $10,700,000 with interest accruing at 10% per annum and ($105,786) of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of March 31, 2006.

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of April 28, 2006, the balance due on this judgment is $122,406, which includes post judgment legal fees, interest and collection costs.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

On April 18, 2006, the Company issued a certificate for 993,300 shares of common stock in payment of the commitment fee referred to in Note 10 above, for a value of $1,787,940. Such issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 1, 2006 the Company filed a Definitive Schedule 14C with the Securities and Exchange Commission, a copy of which was distributed to shareholders. The Schedule 14C related to a shareholder’s meeting held on March 27, 2006 at which the shareholders approved a reverse stock split of the Company’s common stock in a ratio of 400:1, a decrease in the number of authorized shares of common stock from 400,000,000 shares to 200,000,000, the adoption of an equity incentive plan, a change of the Company’s name from “Oxford Ventures, Inc. to “ULURU Inc.” and the appointment of Kerry P. Gray, William W. Crouse, Jeffrey B. Davis and Dr. David E. Reese as the Company’s Directors.

The proposals were approved by the stockholders, as follows:

		FOR	AGAINST	ABSTAIN
1.	A proposal to authorize a reverse stock split of the Company’s common stock in a ratio of 400-for-1 was approved with:	113,705,004	-0-	-0-

2.	A proposal to decrease the number of authorized shares of common stock from 400,000,000 shares to 200,000,000 was approved with:	113,705,004	-0-	-0-

3.	A proposal to adopt the 2006 Equity Incentive Plan was approved with:	113,705,004	-0-	-0-

4.	Changing the Company’s name from “Oxford Ventures, Inc.” to “ULURU Inc.” was approved with:	113,705,004	-0-	-0-

5.	Appointment of Kerry P. Gray, William W. Crouse, Jeffrey B. Davis and Dr. David E. Reese as the Company’s Directors was approved with:	113,705,004	-0-	-0-

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU INC.

Date: May 22, 2006	By:	/s/ Kerry P. Gray
Kerry P. Gray, Chief Executive Officer
Principal Executive Officer

Date: May 22, 2006	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg, Chief Financial Officer
Principal Accounting Officer