Form 10QSB/A
period 2006-03-31
ULURU INC.
filed 2006-07-13
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The number of outstanding shares of registrant's Common Stock on July 13, 2006 was 12,844,311.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU INC.

FORM 10-QSB/A

For the Quarterly Period Ended MARCH 31, 2006

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended, the following is an amendment on Form 10-QSB/A of ULURU, Inc. (the "Company") for the quarterly period ended March 31, 2006. This amendment is being filed to amend (i) Part I, Item 1, "Financial Statements," to revise the Company's financial statements and notes thereto to, among other things, provide comparative financial data and other information associated with the Company's acquisition on October 12, 2005 of certain assets from Access Pharmaceuticals, Inc. ("Access") relating to the Topical Component business of Access, (ii) Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to, among other things, provide comparative financial data associated with the Topical Component business of Access and (iii) Part II, Item 6, "Exhibits," to file new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULURU INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2006
(unaudited)

ALL ASSETS ARE PLEDGED AS COLLATERAL UNDER NOTES PAYABLE

ASSETS
Current Assets
Cash	$587,674
Cash in escrow account	128,045
Accounts receivable - trade	81,823
Accounts receivable - other and related party	39,495
Inventory	115,219
Prepaid expenses	207,887
Total Current Assets	1,160,142

Property, Plant & Equipment, net	410,858

Other Assets
Patents, net	12,286,124
Licensing rights, net	243,183
Deferred financing costs, net	1,012,602
Deposits	46,329
Total Other Assets	13,588,238

TOTAL ASSETS	$15,159,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$337,202
Accrued liabilities	230,169
Accrued liabilities - related party	104,577
Royalty advance	309,797
Accrued interest	393,068
Capital lease obligations	40,004
Asset purchase obligation, net	3,520,061
Total Current Liabilities	4,934,879

Long Term Debt
Asset purchase obligation, net - less current portion	866,804
Notes Payable	13,000,025
Total Long Term Debt	13,866,829

Total Liabilities	18,753,335

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 12,844,311at March 31, 2006	12,844
Paid-in capital	214,891
Contributed capital	---
Retained earnings (deficit)	(3,870,205)
Total Stockholders' Equity (Deficit)	(3,642,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,159,239

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Uluru Inc.	Topical Component
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)

REVENUES
Royalty income	$182,172	$27,160
Product sales	---	116,719
Other	84,992	14,985
Total Revenues	267,164	158,864

COSTS AND EXPENSES
Cost of goods sold	---	42,032
Research and development	476,396	552,988
General and administrative	283,029	276,226
Commitment fee - Standby equity agreement	1,787,940	---
Depreciation and amortization	271,899	56,238
Total Costs and Expenses	2,819,264	927,484

OPERATING LOSS	(2,552,100)	(768,620)

Other Income (Expense)
Interest income	8,380	35,278
Interest Expense	(374,003)	(18,665)

NET INCOME (LOSS)	$(2,917,723)	$(752,007)

Basic and diluted net (loss) per common share	$(.25)	$(.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,331,100	11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Uluru Inc.	Topical Component
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES :
Net (loss) from operations	$(2,917,723)	$(752,007)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	271,899	56,238
Commitment fee - Standby equity agreement	1,787,940	----
Imputed interest expense	105,786	----

Change in operating assets and liabilities
Accounts receivable	21,976	21,920
Inventory	(37,509)	12,521
Prepaid expenses	79,177	109,429
Deposits	(17,256)	----
Accounts payable	12,236	(59,405)
Accrued liabilities	(150,716)	(63,394)
Royalty advance	(159,258)	----
Deferred revenue	----	(50,263)
Accrued interest	36,944	----
Total Adjustments	1,951,216	27,046

Net Cash (Used) by Operating Activities	(966,507)	(724,961)

INVESTING ACTIVITIES :
Increase in fixed assets	(42,469)	(12,464))
Cash received in recapitalization of the Company	128,045	----
Restricted cash	----	839,356
Net Cash Provided by Investing Activities	85,576	826,892

FINANCING ACTIVITIES :
Repayment of capital lease obligations	(13,706)	(14,175)
Receipt of deferred revenues	----	240,000
Financing provided by Access Pharmaceuticals	----	(327,756)
Net Cash (Used) by Financing Activities	(13,706)	(101,931)

Net (Decrease) in Cash	(894,637)	----

Cash, beginning of period	1,610,357	----
Cash, end of period	$715,719	$ ----

Supplemental Schedule of Noncash
Investing and Financing Activities :
Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006.
Liabilities assumed	$13,694,962
Less : Non-cash assets	12,006,690
Less : Cash received in recapitalization	128,045
Total non-monetary net liabilities assumed	$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$237,777

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Definitive Information Statement on Schedule 14C filed March 1, 2006, Form 10-KSB for the year ended December 31, 2005, and Form 8-K disclosing the audited two year history of the Topical Component as of December 31 2005, including its predecessor.

The Company has also included comparative financial data for the three months ended March 31, 2005 associated with the Topical Component business ("Topical Component") of Access Pharmaceuticals, Inc. ("Access"). The Topical Component represents a component of the consolidated operations of Access and its subsidiary companies, a Delaware corporation. The Topical Component consists of three patented drug delivery technologies from which three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing the mucoadhesive film and nanoparticle aggregate technologies. The Topical Component's customer base consists of numerous strategic alliances with partners throughout the world to manufacture and market our products. Continuing operations of the Topical Component include a third party distribution arrangement for the sale of a product in the United States and the network of strategic partners globally.

The Company entered into an Asset Purchase Agreement with Access which provides for the sale of the topical product assets and the assumption of certain capital lease obligations associated with equipment used by Topical Component. Under the terms of the Agreement, Access sold substantially all assets used in the Topical Component including inventory, capital equipment and intellectual property that could be specifically identified as associated with the topical products. The sale excluded all liabilities of the Access except the assumed capital and operating leases applicable to the assets sold, and all non-equipment related debt. The sale was consummated on October 12, 2005.

NOTE 2. BASIS OF PRESENTATION

History

ULURU Inc. ("ULURU" or the "Company"), formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc. was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 as of December 31, 2005. It is a Nevada corporation, formed on September 17, 1987. From inception through March 31, 2006, it has had no substantial earned revenues from any planned operations.

In December 2003, ULURU acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. During 2004 ULURU obtained additional financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 on December 14, 2004.

On October 12, 2005, ULURU entered into a merger agreement with ULURU Inc., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ULURU formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, " a statutory merger or consolidation".

As a result of the merger, ULURU acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of ULURU, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated for accounting purposes as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, ULURU's net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. Both companies have a December 31 year end.

All intercompany transactions have been eliminated in the condensed consolidated financial presented herewith.

On March 29, 2006, ULURU filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, ULURU's issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,011 post-split shares which includes an additional 21 shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

On March 31, 2006, ULURU filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change its name from "Oxford Ventures, Inc." to "ULURU INC.".

On March 31, 2006, ULURU acquired, through its wholly-owned subsidiary (Uluru Acquisition Corporation) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corporation. ULURU acquired ULURU Delaware in exchange for 11,000,000 shares of ULURU's common stock. All securities issued pursuant to the merger are "restricted" stock and are subject to a two year Lock-up Agreement as well as all applicable re-sale restrictions specified by federal and state securities laws. The shareholders of ULURU immediately prior to the merger retained 851,011 shares of common stock.

The aggregate amount of shares of common stock issuable to the shareholders of ULURU Delaware pursuant to the merger represented 92.8% of the issued and outstanding shares of ULURU's common stock. Under the terms of the Agreement and Plan of Merger and Reorganization executed on October 12, 2005, the pre-merger stockholders of ULURU owned an aggregate of 7.2% of the issued and outstanding shares of ULURU's common stock immediately after the merger.

At the effective time of the Merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to the merger became ULURU's directors, and all persons holding offices of ULURU Delaware at the effective time, continue to hold the same offices of the surviving corporation. Simultaneously, ULURU's directors and officers immediately prior to the closing of the Merger resigned from all of their respective positions with ULURU.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. The Company's estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Basic loss per common share is calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share" after giving effect to all stock splits including the 400 for 1 reverse stock split approved by the Company's stockholders on March 29, 2006.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

Revenue recognition

The Company recognizes revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which the Company is obligated to perform services. The period over which the Company is obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management's part.

The Company recognizes revenue from performance payments, when such performance is substantially in the Company's control and when the Company believes that completion of such performance is reasonably probable, ratably over the period over which the Company estimates that it will perform such performance obligations.

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

Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, the Company defers revenue recognition until the refund condition is no longer applicable unless, in the Company's judgment, the refund circumstances are within its operating control and unlikely to occur.

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

Deferred Charge

From time to time fees are payable to the Federal Drug Administration in connection with new drug applications submitted by the Company. Such fees are considered deferred charges since they are not recoverable unless the related drug is accepted and approved by the FDA for use or sale by the Company to the general public. Such fees are being amortized ratably over the period of 12 months beginning with the month such fees were paid.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Allowance for Doubtful Accounts

The Company estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of March 31, 2006, no allowance for collectibility was needed.

Research and Development Expenses

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical, development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. As of March 31, 2006, there were no such capitalized materials, equipment or facilities.

Inventory

Raw materials and finished goods inventories are directly attributable to the Business. Inventories are stated at the lower of cost or market value. Raw material inventory cost is determined on the first-in, first-out method. Costs of finished goods are determined by an actual cost method.

NOTE 4. GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a deficit in working capital and stockholders' equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital and/or achieve profitable operations.

Management's plans in regard to achieving profitable operations will take time and involve commercializing products for advancing topical delivery, wound management, burn care and plastic surgery. The Company's efforts are in the development of novel topically applied therapeutics based primarily on the adaptation of existing therapeutic agents using its proprietary drug delivery platforms to improve clinical outcomes.

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

The Company plans to establish a sales and marketing organization to commercialize our wound management, burn care, and plastic surgery products. The Company believes that a small dedicated sales and marketing organization can effectively commercialize our products. To achieve this objective, the Company plans on acquiring additional complimentary wound management and plastic surgery products. We plan to add additional products to our existing portfolio through the addition of numerous wound management compounds to our nanoparticle aggregate dressing.

We plan in the near term to file a registration statement with the Securities and Exchange Commission to enable us to finance our business plan.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. RELATED PARTY TRANSACTIONS

On January 9, 2006 ULURU Delaware remitted $230,556 to the Company in payment of its interest obligation to the Company, which included payments due as of November 12 and December 12, 2005. There were no principal payments on related party loans during the first quarter 2006.

NOTE 6. INVENTORY

A summary of inventory as of March 31, 2006 follows:

Net Book Value
Inventory - Amlexanox (Raw Material)	$77,710
Inventory - Work in Progress (Aphthasol)	37,509
Total	$115,219

NOTE 7. PREPAID EXPENSES

A summary of prepaid expenses as of March 31, 2006 follows:

Net Book Value
Insurance (Property, Liability, Auto)	$44,699
Insurance (Medical)	10,090
Research & Development	153,098
Total	$207,887

NOTE 8. PROPERTY AND EQUIPMENT

A summary of property and equipment as of March 31, 2006 follows:

	Cost	Accumulated Depreciation and Amortization	Net Book Value
Furniture and laboratory equipment (1)	$399,011	$27,022	$371,989
Computer and office equipment	31,500	2,037	29,463
Computer software	4,108	114	3,994
Leasehold improvements	5,412	---	5,412
Total	$440,031	$29,173	$410,858

(1) Includes $50,000 of laboratory equipment subject to a capital lease

NOTE 9. PATENTS AND LICENSING RIGHTS

On October 12, 2005 the Company purchased certain patents and licensing rights from Access Pharmaceuticals, Inc. As part of the asset purchase, the Company assigned certain values to each intangible asset acquired from Access based upon expected future earnings for each technology taking into consideration criteria such as patent life, approved products for sale, the existence of marketing, manufacturing, and distribution agreements, and development costs.

The Company derived each asset value based on a discount rate of 10% and a unique risk rate based on the difficulty of achieving the forecasted net cash flows revenues to arrive at the net present value of expected discounted cash flows from each technology over an 8 year period. The synopsis for each technology valuation follows:

ZINDACLIN
• Approved product (Residerm)
• Manufacturing, distribution, and marketing agreement with ProStrakan Ltd that includes world-wide territory (except United States). Not currently marketed in United States.
• Patent expires in 11/28/2020

Risk factor discount	20.4%
Value Assigned	$ 3,729,000

AMLEXANOX (Aphthasol)
• Approved product (Aphthasol)

•  Manufacturing, distribution, and marketing agreement with various partners for territories to include United Kingdom, Ireland, Europe, Middle East, and Far East. Discus Dental has territorial rights for the United States.

• Patent expires in 11/08/2011

Risk factor discount	57.4%
Value Assigned	$ 2,090,000

AMLEXANOX (OraDisc A)
• Approved product (OraDisc A)
• Manufacturing process current in final phase of development.

•  Distribution and marketing agreements with various partners for territories to include United Kingdom, Ireland, Europe, Middle East and Far East. Discus Dental has the territorial rights for the United States.

• Patent expires in 08/16/2021

Risk factor discount	73.1%
Value Assigned	$ 6,873,080

ORA DISC
• No approved products (excluding OraDisc A)
• Developing applications for commercialization of various products using technology are ongoing.
• Patent expires in 08/16/2021

Risk factor discount	81.4%
Value Assigned	$ 73,000

HYDROGEL NANOPARTICLE AGGREGATE
• No approved products
• Research and development for commercialization of various products using technology are ongoing.
• Patent and licensing rights expire in 11/06/2022

Risk factor discount	80.3%
Value Assigned	$ 250,000

A summary of patents and licensing rights as of March 31, 2006 follows:

	Cost	Accumulated Amortization	Net Book Value
PATENTS
Zindaclin	$3,729,000	$114,717	$3,614,283
Amlexanox (Aphthasol)	2,090,000	160,190	1,929,810
Amlexanox (OraDisc A)	6,873,080	201,905	6,671,175
OraDisc	73,000	2,144	70,856
Total Patents	$12,765,080	$478,956	$12,286,124

LICENSING RIGHTS
Hydrogel Nanoparticle Aggregate	$250,000	$6,817	$243,183

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

NOTE 11. ADVANCED ROYALTY

As part of the October 12, 2005 asset purchase from Access, the Company assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor. Royalties earned from the sale of Aphthasol by the distributor will first be offset against the advanced royalty. As of March 31, 2006, earned royalties applied against the advance are $159,259 from January through March 31, 2006 and $30,944 in 2005.

NOTE 12. STOCKHOLDERS' EQUITY

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

NOTE 13. INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 14. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

License Agreement with Amlexanox Manufacturer

In connection with the asset sales agreement between ULURU and Access, consent was required to be granted to ULURU by the foreign manufacturer of the active ingredient, Amlexanox, for continued manufacture of the ingredient. If the consent is withheld, ULURU's purchase price of the net assets may be reduced up to a maximum of 1 million dollars based on damages to ULURU on a dollar-for-dollar basis and which ULURU is entitled to deduct the actual amount of damages from the amount due Access.

Milestone Payments

The Company is subject to paying Access for up to $7,250,000 in connection with 11 enumerated milestones, including 5 for up to an aggregate of $4,625,000 if the Company achieves annual net sales volumes of 20 million dollars or 40 million dollars on any one product, and 20 million dollars on all products, and at levels of 50 million dollars and 100 million dollars for cumulative net sales.

The balance of 6 milestone payments totaling $2,625,000 relate to ULURU commencing Phase II clinical testing of any drug products or pivotal testing of any device products other than a dental product, using the licensed technology; signing a license agreement for any non dental products utilizing the licensed technology, and signing a license agreement relating to the Mucoadhesive product applied to tooth whitening.

At the time any of the above contingent payments are payable, the Company will capitalize per SFAS No.141, and classify them as goodwill which will not be subject to future amortization in accordance with SFAS No.142.

NOTE 16. ASSET PURCHASE OBLIGATIONS

As part of the asset purchase from Access Pharmaceuticals, Inc. ("Access") on October 12, 2005, ULURU paid to Access $8,700,000 on October 12, 2005 and is obligated to pay Access an additional $3,700,000 on October 12, 2006 and $1,000,000 on October 12, 2007, along with certain milestone payments based upon future events which may or may not occur. Pursuant to the terms of the Asset Purchase Agreement, none of the future payment obligations to Access have any interest accrual.

For financial statement presentation, the Company has applied APB 21, Interest on Receivables and Payables, and calculated imputed interest, at 10% per annum, on the future payment obligations which amounted to $509,920 at date of acquisition, and reduced the cost basis of the net assets acquired. A summary of the asset purchase obligations and imputed interest as of March 31, 2006 follows:

	Gross Asset Purchase Obligations	Imputed Interest	Net Asset Purchase Obligations
Asset Purchase Obligation (Due 10/12/2006)	$3,700,000	$179,939	$3,520,061
Asset Purchase Obligation (Due 10/12/2007)	1,000,000	133,196	866,804
Total	$4,700,000	$313,135	$4,386,865

Less : current portion	3,700,000	179,939	3,520,061
Total Asset Purchase Obligation (Long-Term)	$1,000,000	$133,196	$866,804

NOTE 17. DEBT AND EQUITY FINANCING

On October 12, 2005, the Company entered in a Securities Purchase Agreement to issue secured convertible debentures to Highgate House Funds, Ltd. and Prenox, LLC in an amount of up to $15,000,000 and to issue Highgate and Prenox warrants for up to 5 million shares (post-split) of the Company's common stock for a period of five years with an exercise price of $.01(post-split).

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

On October 12, 2005, ULURU entered into a Bridge Loan and Control Share and Pledge Security Agreement, (the "Bridge Loan Agreement") with ULURU Delaware and its president. Pursuant to the Bridge Loan Agreement, ULURU loaned ULURU Delaware $10,700,000 in exchange for a secured debenture. In addition to granting the ULURU Delaware Debenture, ULURU Delaware granted a security interest in its assets to ULURU and the president pledged ULURU Delaware shares representing 54.5% of ULURU Delaware's capital stock to ULURU. To entice Highgate and Prenox to enter into the Securities Purchase Agreement, ULURU assigned the Security Interest and the Pledged Shares to Prenox and Highgate pursuant to a Collateral Assignment Agreement entered into between ULURU, Highgate and Prenox.

As part of the October 12, 2005 asset purchase from Access Pharmaceuticals, Inc., the Company assumed three payment obligations for equipment leases with Malvern Financial, Dell Computers, and Agilent Technologies. In February 2006, the equipment leases with Dell Computers and Agilent Technologies were paid in full. The remaining lease with Malvern Financial has a security deposit of $27,200.

A summary of the Notes Payable, Capital Lease Obligations, and Accrued Interest, as of March 31, 2006, follows:
	Note Payable	Accrued Interest
Note Payable - Prenox LLC	$10,000,025	$249,155
Note Payable - Highgate House	3,000,000	143,913
Total Notes Payable	$13,000,025	$393,068

	Capital Lease Obligations	Accrued Interest
Capital Lease - Malvern Financial (Equipment)	$40,004	-0-
Total	$40,004	-0-

NOTE 18. STANDBY EQUITY DISTRIBUTION AGREEMENT

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

The Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the Company's common stock issued to Cornell pursuant to the SEDA. The registration statement shall also include the shares of common stock underlying the Warrants and the Escrow Shares. The Company is required to continuously maintain the effectiveness of the registration statement for a period of twenty four (24) months after its effective date.

The Company authorized for issuance at the time of the completion of the recapitalization and merger with ULURU Delaware 993,300 (post-split) shares of its common stock as a commitment fee to Cornell, valued at $1.80 per share for a total of $1,787,940, which was classified as an expense in the accompanying condensed consolidated financial statements for the quarter ended March 31, 2006.

NOTE 19. ESCROW ACCOUNT

An unrestricted escrow account was established for the net proceeds obtained from the 13 million dollars of debt financing provided to ULURU on October 12, 2005, most of which was used as a loan to ULURU Delaware. As of March 31, 2006 there was $128,045 in the account.

NOTE 20. 2006 EQUITY INCENTIVE PLAN

On March 31, 2006, the Company adopted the 2006 Equity Incentive Plan. Under the plan, up to 2,000,000 shares of the Company's common stock may be issued. Some awards under the plan may link future payments to the awardee to the future value of a specified number of shares of common stock. The number of shares used for reference purposes in connection with these awards will be considered "delivered" for purposes of computing the maximum number of shares that may be delivered under the plan. If an award under the plan terminates without the shares subject thereto being delivered, the shares subject to such award will thereafter be available for further awards under the plan. All directors, officers, employees and non-employee service providers of the Company are eligible to participate in the plan. No awards were made under this plan as of March 31, 2006.

NOTE 21. EMPLOYMENT AGREEMENTS

ULURU assumed, on March 31, 2006, three existing employment agreements ("Agreements") between ULURU Delaware and certain key executives. The term of the agreement for the Chief Executive Officer is for three years with automatic annual renewal unless notice is provided by ULURU. The other two agreements have an initial term of one year with automatic annual renewals unless notice is provided by ULURU. The Agreements provide for compensation, incentives, and benefits that are commensurate with similar positions within the pharmaceutical industry.

NOTE 22. LEASE OBLIGATION

On January 31, 2006 the ULURU Delaware entered into a lease agreement for office and laboratory space in Addison, Texas. The monthly lease obligation of $9,034.53 commenced on April 1, 2006 and continues for eighty four (84) months.

Calendar Years	Future Lease Expense
2006	$81,311
2007	108,414
2008	108,414
2009	108,414
2010	108,414
2011 & Beyond	243,934
Total	$758,901

NOTE 23. SUBSEQUENT EVENT-CHANGE OF CORPORATE NAME

The articles of incorporation were amended on May 31, 2006 changing the name of our wholly owned subsidiary, Uluru Inc., a Delaware corporation, to ULURU Delaware Inc.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This Quarterly Report on Form 10-QSB/A contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to repay our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to achieve licensing milestones and other risks described below as well as those discussed elsewhere in this Form 10-QSB/A, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission including our Form 10-KSB for the period ended December 31, 2005. Forward-looking statements contained in this Form 10-QSB/A include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to fund our operations through December 31, 2006 with our current cash reserves and without accessing our SEDA, and our expected capital expenditures.

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

We were founded in Nevada in 1987 as Casinos of the World, Inc. In 1993 the Company's name was changed to Clean Way Corporation, further changing its name to Trader.Secrets.com, Inc. in 1999, VOIP Technology, Inc. in 2000 and ultimately ULURU Ventures, Inc. in 2002. In 2006 we merged with ULURU Delaware Inc. a private Delaware Corporation, and changed our name to ULURU Inc. Our principal executive office is located at 4452 Beltway Drive, Addison TX 75001. Our telephone number is (214) 905-5145.

Recent Developments

On May 3, 2006 the Company entered a Research Collaboration and Option Agreement with Dexo Biopharm Limited, a subsidiary of BioProgress Plc. The objective of the collaboration is to develop a specified anti-emetic for the treatment of emesis utilizing our mucoadhesive film, OraDisc, and Dexo Biopharm Limited's Instant Release Film technology. Under the terms of the collaboration the companies will share the development expense and the future revenues.

Other Key Developments

On October 12, 2005 the Company entered into a Securities Purchase Agreement to issue Secured Convertible Debentures to Prenox, LLC and Highgate House Funds, Limited in an amount of up to $15,000,000. Under the Securities Purchase Agreement on October 12, 2005 the Company issued a $10,000,000 secured convertible debenture to Prenox, LLC ("Prenox") and a $3,000,000 secured convertible debenture to Highgate House Funds, Ltd. ("Highgate") as well as Warrants to purchase up to 5,000,000 shares of the Company for a period of 5 years with an exercise price of $0.01. The shares underlying the Debentures and Warrants shall be included on a registration statement to be filed by the Company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Prenox and Highgate a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding. The sale of the Debentures and Warrants was made under Section 4(2) of the Securities Act of 1933.

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Prenox and Highgate may at their option convert all or some of the Debenture plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share.

Also, on October 12, 2005 the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company's common stock in increments up to $1,000,000.

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

Web Availability

We make available free of charge through our web site, www.uluruinc.com, our annual reports on Form 10-KSB and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the Board of Director's corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to ULURU Inc., 4452 Beltway Drive, Addison, TX 75001 attn: Investor Relations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of convertible debentures and our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from corporate alliances have, and are expected in the future to, also provide funding for operations. As of March 31, 2006 our cash and cash equivalents and short-term investments were $715,719 and our working capital (current assets less current liabilities) was ($3,774,737). Our working capital at March 31, 2006 represented a decrease of $1,168,699 compared to our working capital as of December 31, 2005 of ($2,606,038). The decrease in working capital was primarily due to the loss from operations for the three months ended March 31, 2006.

As of March 31, 2006 the company did not have enough capital to achieve it's near, medium or long-term goals. The available cash together with the $2 million the company is entitled to receive upon the effectiveness of a registration statement are expected to be sufficient to fund operations through December 31, 2006 assuming no access to the SEDA or additional financings. We plan to access the SEDA and /or have additional financings in 2006.

As part of the asset purchase from Access Pharmaceuticals, Inc. ("Access") on October 12, 2005, the Company paid to Access $8,700,000 on October 12, 2005 and is obligated to pay Access $3,700,000 on October 12, 2006 and $1,000,000 on October 12, 2007, along with certain milestone payments based upon future events which may or may not. Pursuant to the terms of the Asset Purchase Agreement by the Company and Access none of the future payment obligations to Access have any interest accrual.

On October 12, 2005 the Company entered into a Securities Purchase Agreement to issue Secured Convertible Debentures to Prenox, LLC and Highgate House Funds, Limited in an amount of up to $15,000,000. Under the Securities Purchase Agreement on October 12, 2005 the Company issued a $10,000,000 secured convertible debenture to Prenox, LLC ("Prenox") and a $3,000,000 secured convertible debenture to Highgate House Funds, Ltd. ("Highgate") as well as Warrants to purchase up to 5,000,000 shares of the company for a period of 5 years with an exercise price of $0.01. The shares underlying the Debentures and Warrants shall be included on a registration statement to be filed by the Company with the Securities and Exchange Commission. In exchange for the purchase of the Debentures, the Company granted Prenox and Highgate a security interest in all of its assets, including any assets the Company acquires while the Debentures are outstanding. The sale of the Debentures and Warrants was made under Section 4(2) of the Securities Act of 1933.

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Prenox and Highgate may at their option convert all or some of the Debenture plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share.

Also, on October 12, 2005 the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company's common stock in increments up to $1,000,000.

Since our inception we have incurred negative cash flow from operations and anticipate for the balance of 2006 to continue to expend funds to advance our product developments, license additional products and establish a sales and marketing operation to commercialize our wound care products. Our expenses have exceeded our revenue, resulting in an accumulated deficit as of March 31, 2006 of ($3,870,205). We expect that our existing capital resources (including $2 million expected to be received upon the effectiveness of a registration statement) and funds available under the Securities Purchase Agreement will be adequate to fund our operations through 2006, assuming no access to the SEDA or additional financings. We plan to access the SEDA and/or have additional financings. We cannot assure investors that we will be able to raise additional capital, access the SEDA or that we will be able to generate significant product revenue or achieve or sustain profitability.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Total Revenues
Revenues were $267,164 for the three months ended March 31, 2006, as compared to the Topical Component's revenues of $158,864 for the three months ended March 31, 2005. Revenues for the first quarter 2006 were comprised of domestic royalties of $159,258 from the sale of Aphthasol, foreign royalties from the sale of Zindaclin of $22,914, sponsored wound care research of $34,992 and a non-recurring development fee of $50,000 associated with our OraDisc technology.

The first quarter 2006 revenues represent an overall increase of $108,300 from the Topical Component comparative first quarter 2005 revenues, primarily due to higher Aphthasol royalties as a result of a shift to a new U.S. distributor and the non-recurring development fee from Glaxo Smith Klein. The Company did not have any product sales in the first quarter 2006 as its distributor relied upon their existing inventories to meet product orders by retailers.

Costs and Expenses

Research and Development

Research and development expenses were $476,396 for the three months ended March 31, 2006, as compared to the Topical Component's expenses of $552,988 for the three months ended March 31, 2005. The first quarter 2006 expenses are comprised of primarily salaries/taxes/benefits of $223,554 as well as specific costs associated with the continuing development of our technologies:

OraDisc	$139,654
Wound Care - Nanoparticle	88,643
Aphthasol & other technologies	6,042
$234,339

The first quarter 2006 decrease of $76,592 versus the comparative first quarter 2005 research and development expenses were due primarily to the following:

•
Lower salary and benefit expenses of approximately $61,000 as the Company decreased levels of staffing to focus only on existing technologies whereas the Topical Component's comparative first quarter 2005 included partial and full allocations of the overall research and development staff; and

•	Lower Federal Drug Administration fees of $65,720.

The decrease in research and development expenses is partially offset by

•	Increased costs associated with repairs to laboratory equipment of $11,000; and
•	Increased laboratory development expenses of 38,700.

General and Administrative

General and administrative expenses were $283,029 for the three months ended March 31, 2006, as compared to the Topical Component's expenses of $276,226 for the three months ended March 31, 2005. The first quarter 2006 increase of $6,803 versus the comparative first quarter 2005 was due primarily to the following:

•
Higher salary and benefit expenses of approximately $87,000 as the President's compensation in the Topical Component's comparative first quarter 2005 was only partially allocated to Topical Component whereas his compensation is fully allocated for the three months ended March 31, 2006;

•	Higher legal fees of $19,800 for costs associated with patent applications and filings; and
•	Higher corporate travel costs of $13,500.

The increase in general and administrative expenses is partially offset by

•	Lower occupancy costs of $6,500 associated with transitional office and utility costs until the Company relocated to their permanent facility in April 2006;
•	Lower costs of $13,000 for insurance as the Company experienced savings in their new insurance program initiated in October 2005;
•
Lower accounting professional fees of $20,267 as the Company did not incur any annual audit costs in the first quarter 2006 whereas the Topical Component incurred accounting fees of $25,267 in the first quarter 2005 for their annual audit and other accounting matters;

•
Lower legal professional fees of $30,000 as the Company was not involved in any litigation whereas the Topical Component incurred legal expense of $29,975 in the first quarter 2005 for legal representation for general corporate matters and for licensing agreements;

•	Lower director fee expense of $8,750 as the Company did not incur any director fees expense in the first quarter 2006 whereas the Topical Component incurred $8,750 in the first quarter 2005;
•
Lower shareholder expense of $12,000 as the Company incurred only minor expenses for shareholder costs in the first quarter 2006 whereas the Topical Component incurred costs of approximately $8,600 for shareholder public relations, $2,000 for shareholder meetings, and $1,400 for transfer costs; and

•
Lower stock exchange fee expense of $20,000 as the Topical Component incurred costs for their annual membership with the American Stock Exchange in January 2005 and expenses associated with a new stock offering in March 2005. The Company did not incur any of these expenses in the first quarter 2006.

Commitment Fee

The Company had agreed to issue, at the time of the completion of the recapitalization and merger, 993,300 shares of its common stock as a commitment fee in connection with the SEDA for $30 million dollars provided by Cornell Capital. Those shares had a market value of $1.80 per share on March 31, 2006, for a total of $1,787,940. There was no commitment fee expense incurred in first quarter 2005 for the Topical Component.

Depreciation and Amortization

Depreciation and amortization includes the following:

Depreciation of equipment	$14,725
Amortization of licensing rights	3,609
Amortization of acquired patents	253,565
$271,899

The Topical Component's comparative first quarter 2005 expense for this category of $56,238 includes depreciation expense of $13,840 and patent amortization of $42,398. The 2006 increase in patent amortization relates to the Company's purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition, thereby causing an increase in subsequent amortization expense.

Interest Expense

Interest Expense ($374,003) is comprised of interest ($268,217) based on the existing Note balance of $10,700,000 payable to the Company by its wholly owned subsidiary, ULURU Delaware, prior to consolidation on March 31, 2006, with interest accruing at 10% per annum and ($105,786) of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum.

PART II: OTHER INFORMATION

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

ULURU INC.

Date: July 13, 2006	By:	/s/ Kerry P. Gray
Kerry P. Gray, Chief Executive Officer
Principal Executive Officer

Date: July 13, 2006	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg, Chief Financial Officer
Principal Accounting Officer