Form 10QSB
period 2006-06-30
ULURU INC.
filed 2006-08-21
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2006

OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___ to ___.

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
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The number of outstanding shares of registrant's Common Stock on August 21, 2006 was 12,844,311.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU INC.

FORM 10-QSB

For the Quarterly Period Ended JUNE 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2006

ALL ASSETS ARE PLEDGED AS COLLATERAL UNDER NOTES PAYABLE

ASSETS

Current Assets
Cash	$40,997
Cash in escrow account	19,281
Accounts receivable - trade	95,859
Accounts receivable - other	18,323
Inventory	33,697
Prepaid expenses and deferred charges	143,214
Total Current Assets	351,371

Property, Plant & Equipment, net	481,350

Other Assets
Patents, net	12,029,743
Licensing rights, net	239,534
Deferred financing costs, net	848,054
Deposits	46,579
Total Other Assets	13,163,910

TOTAL ASSETS	$13,996,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$422,035
Accrued liabilities	204,975
Accrued liabilities - related party	106,077
Royalty advance	257,378
Accrued interest	735,135
Capital lease obligation	35,736
Asset purchase obligation, net - current portion	3,604,332
Total Current Liabilities	5,365,668

Long Term Debt
Asset purchase obligation, net - less current portion	885,662
Notes Payable	13,000,025
Total Long Term Debt	13,885,687

Total Liabilities	19,251,355

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 12,844,311at June 30, 2006	12,844
Paid-in capital	214,891
Retained earnings (deficit)	(5,482,460)
Total Stockholders' Equity (Deficit)	(5,254,725)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,996,631

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Uluru Inc.	Topical Component	Uluru Inc.	Topical Component
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES
License fees	$155,038	$20,084	$155,038	$35,069
Royalty income	69,943	23,490	252,115	50,650
Product sales	75,578	201,139	75,578	317,858
Other	11,664	---	96,656	---
Total Revenues	312,222	244,713	579,386	403,577

COSTS AND EXPENSES
Cost of goods sold	96,520	106,938	96,520	148,970
Research and development	477,725	548,543	954,121	1,101,531
General and administrative	462,878	323,591	745,907	599,817
Commitment fee - Standby equity agreement	---	---	1,787,940	---
Amortization	262,550	43,401	519,724	86,801
Depreciation	17,173	8,054	31,898	20,892
Total Costs and Expenses	1,316,846	1,030,527	4,136,110	1,958,011

OPERATING LOSS	(1,004,623)	(785,814)	(3,556,723)	(1,554,434)

Other Income (Expense)
Interest income	2,830	54,002	11,210	89,280
Interest expense	(610,461)	(37,915)	(984,464)	(56,580)

NET INCOME (LOSS)	$(1,612,255)	$(769,727)	$(4,529,978)	$(1,521,734)

Basic and diluted net (loss) per common share	$(.13)	$(.07)	$(.37)	$(.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,844,311	11,000,000	12,229,541	11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Uluru Inc.	Topical Component
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

OPERATING ACTIVITIES :
Net (loss) from operations	$(4,529,978)	$(1,521,734)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	519,724	86,801
Depreciation	31,898	20,892
Commitment fee - Standby equity agreement	1,787,940	----
Interest expense - Financing costs	164,548	----
Interest expense - Imputed	208,915	----

Change in operating assets and liabilities
Accounts receivable	29,112	(19,847)
Inventory	44,013	64,637
Prepaid expenses and deferred charges	143,849	213,156
Deposits	(17,506)	----
Accounts payable	97,069	10,130
Accrued liabilities	(174,411)	(238,224)
Royalty advance	(211,678)	----
Deferred revenue	----	(124,349)
Accrued interest	379,012	----
Total Adjustments	3,002,486	13,196

Net Cash (Used) by Operating Activities	(1,527,496)	(1,508,538)

INVESTING ACTIVITIES :
Increase in fixed assets	(132,654)	(17,974)
Cash received in recapitalization of the Company	128,045	----
Restricted cash	----	839,356
Net Cash Provided by Investing Activities	(4,609)	821,382

FINANCING ACTIVITIES :

Repayment of capital lease obligations	(17,974)	(37,324)
Receipt of deferred revenues	----	740,000
Financing provided by Access Pharmaceuticals	----	(15,520)
Net Cash (Used) by Financing Activities	(17,974)	687,156

Net (Decrease) in Cash	(1,550,079)	----

Cash, beginning of period	1,610,357	----
Cash, end of period	$60,278	$ ----

Supplemental Schedule of Noncash
Investing and Financing Activities :
Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006.
Liabilities assumed	$13,694,962
Less : Non-cash assets	12,006,690
Less : Cash received in recapitalization	128,045
Total non-monetary net liabilities assumed	$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$237,777

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 have been made. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Company has also included comparative financial data for the three and six months ended June 30, 2005 associated with the Topical Component business ("Topical Component") of Access Pharmaceuticals, Inc., a Delaware corporation ("Access"). The Topical Component represents a component of the consolidated operations of Access and its subsidiary companies. The Topical Component consists of three patented drug delivery technologies from which three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing the mucoadhesive film and nanoparticle aggregate technologies. The Topical Component's customer base consists of numerous strategic alliances with partners throughout the world to manufacture and market our products. Continuing operations of the Topical Component include a third party distribution arrangement for the sale of a product in the United States and the network of strategic partners globally.

The Company entered into an Asset Purchase Agreement (“Agreement”) with Access which provides for the sale of the topical product assets and the assumption of certain capital lease obligations associated with equipment used by the Topical Component. Under the terms of the Agreement, Access sold substantially all of its assets used in the Topical Component including inventory, capital equipment and intellectual property that could be specifically identified as associated with the topical products. The sale excluded all liabilities of the Access except the assumed capital and operating leases applicable to the assets sold, and all non-equipment related debt. The sale was consummated on October 12, 2005.

NOTE 2. BASIS OF PRESENTATION

History

ULURU Inc. ("ULURU" or the "Company"), formerly Oxford Ventures, Inc., Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc. was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 as of December 31, 2005. The Company is a Nevada corporation, formed on September 17, 1987. From inception through March 31, 2006, it has had no substantial earned revenues from any planned operations.

In December 2003, the Company acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. During 2004 the Company obtained additional financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 on December 14, 2004.

On October 12, 2005, the Company entered into a merger agreement with ULURU Inc., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of the Company formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, " a statutory merger or consolidation".

As a result of the merger, the Company acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of the Company, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, ULURU's net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. Both companies have a December 31 year end.

All intercompany transactions have been eliminated in the condensed consolidated financial presented herewith.

On March 29, 2006, the Company filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, the Company’s issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,011 post-split shares which includes an additional 21 shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

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

On May 31, 2006, our wholly owned subsidiary, Uluru Inc., a Delaware corporation, filed a Certificate of Amendment to the Articles of Incorporation, in Delaware, to change its name from "Uluru Inc." to "ULURU Delaware Inc.".

NOTE 3. GOING CONCERN

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

The Company has made only one interest payment to certain holders of the Company’s secured convertible debentures. Although the non-payment of amounts due to the holders of the Company’s Debentures is an event of default under the Debentures, the Company has not received any default notifications as defined in the Debentures. Currently, the Company is in negotiation with Prenox and Highgate regarding the outstanding payments and the possibility of providing additional funds to the Company.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of June 30, 2006.

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of April 28, 2006, the balance due on this judgment is $122,406, which is included in accounts payable as of June 30 2006, includes post judgment legal fees, interest and collection costs.

License Agreement with Amlexanox Manufacturer

In connection with the asset sale agreement between ULURU and Access, consent was required to be granted to ULURU by the foreign manufacturer of the active ingredient, Amlexanox, for continued manufacture of the ingredient. If the consent is withheld, ULURU's purchase price of the net assets may be reduced up to a maximum of 1 million dollars based on damages to ULURU on a dollar-for-dollar basis and which ULURU is entitled to deduct the actual amount of damages from the amount due Access.

Milestone Payments

The Company is subject to paying Access up to $7,250,000 in connection with 11 enumerated milestones, including 5 for up to an aggregate of $4,625,000 if the Company achieves annual net sales volumes of 20 million dollars or 40 million dollars on any one product, and 20 million dollars on all products, and at levels of 50 million dollars and 100 million dollars for cumulative net sales.

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

Registration Rights Agreement

On October 12, 2005, the Company entered in a Registration Rights Agreement with Prenox and Highgate requiring the Company to file a registration statement, to include 30,000,000 shares for escrow and 5,000,000 shares for the exercise of warrants, with the Securities and Exchange Commission (“SEC”) by no later than 45 days after closing (November 26, 2005). The Company is also required to use best efforts to have the registration statement declared effective by the SEC by no later than 150 days after the date of filing. In the event that the registration statement is not filed or is not declared effective, the Company is obligated to pay, as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the outstanding debentures.

To date, the Company has been unable to file the registration statement with the SEC due to unforeseen issues relating to the SEC’s requirement for audited 2005 financial statement for the Company’s wholly owned subsidiary, Uluru Delaware Inc., and for the audited 2005 financial statements for the Topical Component. The Company is currently negotiating a waiver of the provisions for the initial filing requirement, registration effectiveness, and liquated damages with Prenox and Highgate.

Past due status of Accounts Payable

As of June 30, 2006, the Company was past due on the settlement of accounts payable from 2005 totaling approximately $191,000.

NOTE 5. DEBT AND EQUITY FINANCING

On October 12, 2005, the Company entered in a Securities Purchase Agreement to issue secured convertible debentures to Highgate House Funds, Ltd. and Prenox, LLC in an amount of up to $15,000,000 and to issue Highgate and Prenox warrants for up to 5 million shares (post-split) of the Company's common stock for a period of five years with an exercise price of $.01(post-split).

Also on October 12, 2005, the Company issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. The shares underlying the Warrants shall be included on a registration statement to be filed by the Company with the Securities and Exchange Commission

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The Company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature.

As a condition of the Debentures, the Company is required to remit monthly interest only payments starting on November 12, 2005. Effective April 12, 2006 (180 days after closing) the Company is required to remit principal and interest payments (“Scheduled Payments”). The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

To date, the Company has made one remittance of interest only in January 2006 in the amount of $230,556. Although the non-payment of interest and principal for Scheduled Payments is an event of default under the Debentures, the Company has not received any default notification as defined in the Debentures. Currently, the Company is in negotiation with Prenox and Highgate regarding the outstanding payments described herein.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

This Quarterly Report on Form 10-QSB contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, our ability to continue as a going concern, our ability to negotiate waivers for our defaults on our convertible securities, our ability to repay our outstanding debt obligations, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, and other risks described below as well as those discussed elsewhere in this Form 10-QSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission including our Form 10-KSB for the period ended December 31, 2005. Forward-looking statements contained in this Form 10-QSB include, but are not limited to those relating to anticipated product approvals and timing thereof, the terms of future licensing arrangements, our ability to secure additional financing for our operations, our ability to repay our outstanding debt obligations, our ability to continue as a going concern, our ability to negotiate waivers for our defaults on our convertible securities, our ability to fund our operations through December 31, 2006 with our current cash reserves and without accessing our SEDA, and our expected capital expenditures.

Business

ULURU Inc. (“ULURU”) is a Nevada corporation. We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers. The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. which was completed on October 12, 2005. This acquisition resulted in the Company acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. Utilizing this technology, three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

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

Other Key Developments

On October 12, 2005, the Company entered in a Registration Rights Agreement with Prenox and Highgate requiring the Company to file a registration statement, to include 30,000,000 shares for conversion of convertible notes and 5,000,000 shares for the exercise of warrant, with the Securities and Exchange Commission (“SEC”) by no later than 45 days after closing (November 26, 2005). The Company is also required to use best efforts to have the registration statement declared effective by the SEC by no later than 150 days after the date of filing. In the event that the registration statement is not filed or is not declared effective, the Company is obligated to pay, as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the outstanding debentures.

To date, the Company has been unable to file the registration statement with the SEC due to unforeseen issues relating to the SEC’s requirement for audited 2005 financial statements for the Company’s wholly owned subsidiary, Uluru Delaware Inc., and for the audited 2005 financial statement for the Topical Component. The Company is currently negotiating a waiver of the provisions for the initial filing requirement, registration effectiveness, and liquated damages with Prenox and Highgate.

Employees

As of June 30, 2006, we have 10 full-time and 3 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees, two directly support commercial and business development activities and 2 are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of convertible debentures and our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from corporate alliances have, and are expected in the future to, also provide funding for operations. As of June 30, 2006 our cash and cash equivalents and short-term investments were $60,278 and our working capital (current assets less current liabilities) was ($5,014,297).

As of June 30, 2006 the Company did not have enough capital to achieve it's near, medium or long-term goals. The Company is currently in the process of finalizing a modification to the Securities Purchase Agreement with the holders of the Company’s Debentures. The anticipated modification will provide the Company with additional financing in the near term without the requirement of having to have an effective registration statement. Our available cash together with the anticipated additional financing are expected to be sufficient to fund operations through December 31, 2006. The Company does plan to access the SEDA upon the filing of an effective registration statement in late 2006.

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

As a condition of the Debentures, the Company is required to remit monthly interest only payments starting on November 12, 2005. Effective April 12, 2006 (180 days after closing) the Company is required to remit principal and interest payments (“Scheduled Payments”). The principal amount of each Scheduled payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

To date, the Company has made one remittance of interest only in January 2006 in the amount of $230,556. Although the non-payment of interest and principle for the Scheduled Payments is an event of default under the Debentures, the Company has not received any default notifications as defined in the Debentures. Currently, the Company is in negotiation with Prenox and Highgate regarding the outstanding payments and the possibility of providing additional funds to the Company.

Also, on October 12, 2005 the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company's common stock in increments up to $1,000,000.

Since our inception we have incurred negative cash flow from operations and anticipate for the balance of 2006 to continue to expend funds to advance our product developments, license additional products and establish a sales and marketing operation to commercialize our wound care products. Our expenses have exceeded our revenue, resulting in an accumulated deficit as of June 30, 2006 of ($5,482,460). Our available cash together with the anticipated additional financing from the existing debenture holders are expected to be sufficient to fund operations through December 31, 2006. The Company plans to raise additional capital in order to fund its October 12, 2006 payment obligation to Access, as well as providing funding for operations in 2007 and beyond. The Company does plan to access the SEDA upon the effectiveness of a registration statement in late 2006. We cannot assure investors that we will be able to raise additional capital, access the SEDA or that we will be able to generate significant product revenue or achieve or sustain profitability.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006
COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Total Revenues

Revenues were $312,222 for the three months ended June 30, 2006, as compared to the Topical Component's revenues of $244,713 for the three months ended June 30, 2005. Revenues for the second quarter 2006 were comprised of domestic royalties of $52,420 from the sale of Aphthasol, foreign royalties from the sale of Zindaclin of $17,523, license fees associated with Zindaclin in foreign markets of $155,038, sponsored wound care research of $11,664 and $75,578 for the sale of Aphthasol to our domestic distributor.

The second quarter 2006 revenues represent an overall increase of $67,509 from the Topical Component comparative second quarter 2005 revenues, primarily due to higher Aphthasol royalties as a result of a shift to a new U.S. distributor, sponsored research fees, and the licensing fees for our Zindaclin product. The Company has been able to increase royalties for Aphthasol as we are now selling our product to our distributor on a breakeven basis but receiving increase royalty commissions. Last year, the Topical Component was selling the product on a retail markup basis but receiving limited royalties on the sale of Aphthasol.

Costs and Expenses

Cost of Goods Sold

The Company incurred costs of $96,520 for the production of Aphthasol for our domestic distributor. The Company had committed to providing the finished product at a fixed price to our distributor, whereas the actual production cost herein was higher than anticipated due to a decrease in manufacturing yield of the Aphthasol paste. This problem is not expected to recur, and we expect to breakeven on near term product sales as we are more interested in providing sales to our distributor on a breakeven basis so that we are able to enjoy substantial product sales which produce royalties to the Company from such sales. The focus in the prior year was to have profitable product sales which affected our royalty yield.

Research and Development

Research and development expenses were $477,725 for the three months ended June 30, 2006, as compared to the Topical Component's expenses of $548,543 for the three months ended June 30, 2005. The second quarter 2006 expenses were comprised primarily of salaries/taxes/benefit costs of $203,195, operating costs of $16,286, and $258,244 of costs associated with the continuing development of our technologies as follows:

Technology	Three Months Ended June 30, 2006
OraDisc	$145,932
Wound Care & Nanoparticle	89,428
Aphthasol & other technologies	22,884
$258,244

The second quarter 2006 decrease in research and development expenses of $70,818 versus the comparative second quarter 2005 research and development expenses of the Topical Component was due primarily to the following:

•
Lower salary and benefit expenses of approximately $94,300 as the Company decreased levels of staffing to focus only on existing technologies whereas the Topical Component's comparative second quarter 2005 included partial and full allocations of the overall research and development staff;

•	Lower expenses for travel by scientific personnel of $1,500;
•	Elimination of contract manufacturing costs of $17,600;
•	Lower expenses for laboratory equipment rental of $3,800; and
•	Lower Food & Drug Administration fees of $65,720.

The decrease in research and development expenses is partially offset by

•	Increased occupancy costs for laboratory of $15,000; and
•	Increased laboratory development expenses of $97,500.

General and Administrative

General and administrative expenses were $462,878 for the three months ended June 30, 2006, as compared to the Topical Component's general and administrative expenses of $323,591 for the three months ended June 30, 2005. The second quarter 2006 increase of $139,287 versus the comparative second quarter 2005 was due primarily to the following:

•
Higher salary and benefit expenses of approximately $119,300 as the President and Chief Financial Officer’s compensation in the Topical Component's comparative second quarter 2005 was only partially allocated to Topical Component whereas his compensation is fully allocated for the three months ended June 30, 2006;

•	Higher accounting professional fees of $44,500 as the Company incurred costs associated with the annual audit of their subsidiary, Uluru Delaware Inc., and for a 2005 audit of the Topical Component;
•	Increased expenses for consulting of $29,300;
•	Increased corporate travel costs of $13,000;
•	Costs associated with relocating to new office space in Addison, Texas of $7,300;
•	Higher occupancy costs for new office space of $4,900;
•	Increased costs for operating supplies of $7,300; and
•	Costs associated with marketing due diligence for potential wound products of $3,950.

The increase in general and administrative expenses is partially offset by

•	Lower costs of $12,000 for insurance as the Company experienced savings in their new insurance program initiated in October 2005;
•	Lower director fee expense of $8,750 as the Company did not incur any director fees expense in the second quarter 2006 whereas the Topical Component incurred $8,750 in the second quarter 2005;
•
Lower shareholder expense of $16,700 as the Company incurred only minor expenses for shareholder costs in the second quarter 2006 whereas the Topical Component incurred costs of approximately $8,500 for shareholder public relations, $4,200 for shareholder meetings, $12,300 for printed materials, and $2,400 for transfer costs; and

•	Lower legal fees of $52,800 for costs associated with patent applications and filings by the Topical Component in the second quarter of 2005.

Amortization

Amortization expense was $262,550 for the three months ended June 30, 2006, as compared to the Topical Component's amortization expense of $43,401 for the three months ended June 30, 2005. The second quarter 2006 increase of $219,149 versus the comparative second quarter 2005 was due to the Company’s purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition, thereby causing an increase in subsequent amortization expense.

Depreciation

Depreciation expense was $17,173 for the three months ended June 30, 2006, as compared to the Topical Component's depreciation expense of $8,054 for the three months ended June 30, 2005. The second quarter 2006 increase of $9,119 versus the comparative second quarter 2005 was due to the Company’s acquisition of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by the Company to them resulted in added depreciation expense during 2006. Alternatively, many other items had historic costs which were reduced by the Company at the time of their acquisition due to age and relatively lower replacement costs.

Interest Expense

Interest expense was $610,461 for the three months ended June 30, 2006, as compared to the Topical Component's interest expenses of $37,915 for the three months ended June 30, 2005. Interest expense for the second quarter is comprised of interest on the $13,000,025 Secured Convertible Debentures of $342,068, interest expense of $717 associated with insurance premium financing, amortization of financing costs of $164,547 in connection with acquiring the $13,000,025 Secured Convertible Debentures, and $103,129 of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Total Revenues

Revenues were $579,386 for the six months ended June 30, 2006, as compared to the Topical Component's revenues of $403,577 for the six months ended June 30, 2005. Revenues for the six months ended June 30, 2006 were comprised of domestic royalties of $211,678 from the sale of Aphthasol, foreign royalties from the sale of Zindaclin of $40,437, foreign market licensing fees from Zindaclin of $155,038, sponsored wound care research of $46,656, a non-recurring development fee of $50,000 associated with our OraDisc technology, and $75,577 for the sale of Aphthasol to our domestic distributor.

The six months ended June 30, 2006 revenues represent an overall increase of $175,809 from the Topical Component comparative six months ended June 30, 2005 revenues, primarily due to higher Aphthasol royalties as a result of a shift to a new U.S. distributor, the non-recurring development fee from Glaxo Smith Kline, the Zindaclin licensing fee received in the second quarter 2006, and the sale of the Aphthasol finished product in the second quarter.

Costs and Expenses

Cost of Goods Sold

The cost of goods sold were $96,520 for the six months ended June 30, 2006, as compared to the Topical Component's cost of goods sold of $148,970 for the six months ended June 30, 2005. The decrease was due to less volume sales on the one hand, and a proportionate increase in the relative cost of the product due to providing the finished product at a fixed price to our distributor, whereas the actual production cost herein was higher than anticipated due to a decrease in manufacturing yield of the Aphthasol paste.

Research and Development

Research and development expenses were $954,121 for the six months ended June 30, 2006, as compared to the Topical Component's research and development expenses of $1,101,531 for the six months ended June 30, 2005. The six months ended June 30, 2006 expenses are comprised of primarily salaries/taxes/benefit costs of $426,749, operating costs of $34,790, and $492,582 of costs associated with the continuing development of our technologies as follows:

Technology	Six Months Ended June 30, 2006
OraDisc	$285,586
Wound Care & Nanoparticle	178,072
Aphthasol & other technologies	28,924
$492,582

The six months ended June 30, 2006 decrease of $147,410 versus the comparative six months ended June 30, 2005 for research and development expenses were due primarily to the following:

•
Lower salary and benefit expenses of approximately $155,500 as the Company decreased levels of staffing to focus only on existing technologies whereas the Topical Component's comparative first six months of 2005 included partial and full allocations of the overall research and development staff;

•	Lower Food & Drug Administration fees of $131,440;
•	Elimination of contract manufacturing costs of $33,900;
•	Lower expenses for laboratory equipment rental of $3,800; and
•	Lower expenses for travel by scientific personnel of $1,500.

The decrease in research and development expenses is partially offset by

•	Increased laboratory research and development expenses of $152,500;
•	Increased occupancy costs of $19,500 for laboratory space; and
•	Increased costs associated with repairs to laboratory equipment of $6,800.

General and Administrative

General and administrative expenses were $745,907 for the six months ended June 30, 2006, as compared to the Topical Component's general and administrative expenses of $599,817 for the six months ended June 30, 2005. The six months ended June 30, 2006 increase of $146,090 versus the comparative six months of 2005 was due primarily to the following:

•
Increased salary and benefit expenses of approximately $207,100 as the President and Chief Financial Officer's compensation in the Topical Component's comparative first six months of 2005 was only partially allocated to Topical Component whereas his compensation is fully allocated for the six months ended June 30, 2006;

•	Increased expenses for external consultants of $37,500;
•	Higher corporate travel costs of $26,500;
•
Higher accounting professional fees of $24,300 as the Company incurred costs associated with two annual audits (their subsidiary, Uluru Delaware Inc., and 2005 Topical Component), whereas the comparative 2005 included only the costs of the 2004 Topical Component audit;

•	Costs incurred for the relocation to new office space in Addison, Texas of $11,050; and
•	Costs associated with marketing due diligence for potential wound product of $5,850.

The increase in general and administrative expenses is partially offset by

•	Lower occupancy costs of $5,100 associated with transitional office and utility costs until the Company relocated to their permanent facility in April 2006;
•	Lower costs of $25,000 for insurance as the Company experienced savings in their new insurance program initiated in October 2005;
•
Lower legal professional fees of $37,400 as the Company was not involved in any litigation whereas the Topical Component incurred legal expense of $97,600 in the first six months of 2005 for legal representation for general corporate matters and for licensing agreements;

•	Lower legal fees of $32,950 for costs associated with patent applications and filings;
•
Lower director fee expense of $17,500 as the Company did not incur any director fees expense in the first six months of 2006 whereas the Topical Component incurred $17,500 in the comparative six months of 2005;

•
Lower shareholder expense of $28,400 as the Company incurred only minor expenses for shareholder costs in the first six months of 2006 whereas the Topical Component incurred costs of approximately $39,400 for the comparative six months of 2005. The 2005 expense includes amounts for shareholder public relations, shareholder meetings, and transfer costs; and

•
Lower stock exchange fee expense of $20,000 as the Topical Component incurred costs for their annual membership with the American Stock Exchange in January 2005 and expenses associated with a new stock offering in March 2005. The Company did not incur any of these expenses in the first six months of 2006.

Commitment Fee

The Company had agreed to issue, at the time of the completion of the recapitalization and merger, 993,300 shares of its common stock as a commitment fee in connection with the SEDA for $30 million dollars provided by Cornell Capital. Those shares had a market value of $1.80 per share on March 31, 2006, for a total of $1,787,940. There was no commitment fee expense incurred in first six months of 2005 for the Topical Component.

Amortization

Amortization expense was $519,724 for the six months ended June 30, 2006, as compared to the Topical Component's amortization expense of $86,801 for the six months ended June 30, 2005. The $432,923 increase in amortization expense for the first six months of 2006 versus the comparative six months of 2005 was due to the Company’s purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition, thereby causing an increase in subsequent amortization expense.

Depreciation

Depreciation expense was $31,898 for the six months ended June 30, 2006, as compared to the Topical Component's depreciation expenses of $20,892 for the six months ended June 30, 2005. The $11,006 increase in depreciation expense for the first six months of 2006 versus the comparative six months of 2005 was due to the Company’s acquisition of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by the Company to them resulted in added depreciation expense during 2006. Alternatively, many other items had historic costs which were reduced by the Company at the time of their acquisition due to age and relatively lower replacement costs.

Interest Expense

Interest expense was $984,464 for the six months ended June 30, 2006, as compared to the Topical Component's interest expenses of $56,580 for the six months ended June 30, 2005. Interest expense for the first six months of 2006 is comprised of interest on the $13,000,025 Secured Convertible Debentures of $342,068, amortization of financing costs in connection with acquiring the $13,000,025 Secured Convertible Debentures of $164,547, interest expense of $1,434 associated with insurance premium financing, $208,915 of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum, and $267,500 of interest expense based on the existing $10.7 million Note payable to the Company by its wholly owned subsidiary, ULURU Delaware Inc., prior to consolidation on March 31, 2006, with interest accruing at 10% per annum.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of June 30, 2006.

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of June 30, 2006, the balance due on this judgment is $122,406, which includes post judgment legal fees, interest and collection costs.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

On April 18, 2006, the Company issued a certificate for 993,300 shares of common stock in payment of the commitment fee for a value of $1,787,940. Such issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On October 12, 2005, the Company issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. The shares underlying the Warrants shall be included on a registration statement to be filed by the Company with the Securities and Exchange Commission

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The Company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature.

As a condition of the Debentures, the Company is required to remit monthly interest only payments starting on November 12, 2005. Effective April 12, 2006 (180 days after closing) the Company is required to remit principal and interest payments (“Scheduled Payments”). The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

To date, the Company has made one remittance of interest only in January 2006 in the amount of $230,556. Although the non-payment of interest and principal for Scheduled Payments is an event of default under the Debentures, the Company has not received any default notification as defined in the Debentures. Currently, the Company is in negotiation with Prenox and Highgate regarding the outstanding payments described herein.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On October 12, 2005, the Company issued a $10,000,000 secured convertible debenture to Prenox and a $3,000,000 secured convertible debenture (together, the "Debentures") to Highgate as well as the Warrants. The shares underlying the Warrants shall be included on a registration statement to be filed by the Company with the Securities and Exchange Commission

The Debentures have a term of two years from the date of issuance and bear an interest rate of ten percent per annum, compounded monthly. The Company may redeem the Debentures at any time prior to their maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. Highgate and Prenox may at their option convert all or some of the Debentures plus any accrued and unpaid interest into shares of the Company's common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature.

As a condition of the Debentures, the Company is required to remit monthly interest only payments starting on November 12, 2005. Effective April 12, 2006 (180 days after closing) the Company is required to remit principal and interest payments (“Scheduled Payments”). The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

To date, the Company has made one remittance of interest only in January 2006 in the amount of $230,556. Although the non-payment of interest and principal for Scheduled Payments is an event of default under the Debentures, the Company has not received any default notification as defined in the Debentures. Currently, the Company is in negotiation with Prenox and Highgate regarding the outstanding payments described herein.

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

ULURU INC.

Date: August 21, 2006	By:	/s/ Kerry P. Gray
Kerry P. Gray, Chief Executive Officer
Principal Executive Officer

Date: August 21, 2006	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg, Chief Financial Officer
Principal Accounting Officer