Form 10QSB
period 2006-09-30
ULURU INC.
filed 2006-11-20
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2006

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

The number of outstanding shares of registrant's Common Stock on November 14, 2006 was 12,844,311.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU INC.

FORM 10-QSB

For the Quarterly Period Ended SEPTEMBER 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2006

ALL ASSETS ARE PLEDGED AS COLLATERAL UNDER NOTES PAYABLE

ASSETS

Current Assets
Cash	$1,010,996
Accounts receivable - trade	47,395
Accounts receivable - other	39,495
Inventory	68,040
Prepaid expenses and deferred charges	319,510
Total Current Assets	1,485,435

Property, Plant & Equipment, net	436,443

Other Assets
Patents, net	11,770,544
Licensing rights, net	235,845
Deferred financing costs, net	448,363
Deposits	47,949
Total Other Assets	12,502,701

TOTAL ASSETS	$14,424,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$573,511
Accrued liabilities	248,014
Accrued liabilities - related party	70,484
Royalty advance	235,533
Accrued interest	33,551
Capital lease obligation	31,468
Asset purchase obligation, net - current portion	3,689,064
Notes payable, net - current portion	11,636,363
Total Current Liabilities	16,517,988

Long Term Debt
Asset purchase obligation, net - less current portion	906,454
Liquidated damages payable	1,885,000
Notes payable, net - less current portion	4,131,144
Total Long Term Debt	6,922,598

Total Liabilities	23,440,586

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 12,844,311 at September 30, 2006	12,844
Additional paid-in capital	447,384
Retained earnings (deficit)	(9,476,236)
Total Stockholders' Equity (Deficit)	(9,016,008)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,424,579

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Uluru Inc.	Topical Component	Uluru Inc.	Topical Component
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

REVENUES
License fees	$ ---	$167,320	$155,038	$202,389
Royalty income	101,258	25,026	353,373	75,676
Product sales	---	180,841	75,578	498,699
Other	11,668	---	108,324	---
Total Revenues	112,926	373,187	692,312	776,764

COSTS AND EXPENSES
Cost of goods sold	---	58,191	96,520	207,161
Research and development	388,663	406,917	1,342,784	1,508,448
General and administrative	350,579	269,795	1,096,486	869,612
Amortization	265,578	43,400	785,302	130,201
Depreciation	15,872	10,960	47,770	31,852
Total Costs and Expenses	1,020,691	789,263	3,368,861	2,747,274

OPERATING LOSS	(907,765)	(416,076)	(2,676,549)	(1,970,510)

Other Income (Expense)
Interest income	3,418	2,120	14,628	91,400
Interest expense	(616,751)	(55,410)	(1,601,215)	(111,990)
Commitment fee - Standby equity agreement	---	---	(1,787,940)	---
Liquidated damages	(1,885,000)	---	(1,885,000)	---
Loss on early extinguishment of debenture	(557,534)	---	(557,534)	---
Loss on sale of equipment	(30,143)	---	(30,143)	---

NET INCOME (LOSS)	$(3,993,775)	$(469,366)	$(8,523,753)	$(1,991,100)

Basic and diluted net (loss) per common share	$(.31)	$(.04)	$(.69)	$(.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,844,311	11,000,000	12,434,464	11,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Uluru Inc.	Topical Component
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

OPERATING ACTIVITIES :
Net (loss) from operations	$(8,523,753)	$(1,991,100)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	785,302	127,195
Depreciation	47,770	31,852
Commitment fee - Standby equity agreement	1,787,940	----
Liquidated damages	1,885,000	----
Loss on early extinguishment of debenture	557,534	----
Loss on sale of equipment	30,143	----
Amortization of restricted stock grants	----	26,137
Interest expense - Financing costs	306,705	----
Interest expense - Imputed	314,439	----

Change in operating assets and liabilities:
Accounts receivable	56,404	(98,720)
Inventory	9,671	102,086
Prepaid expenses and deferred charges	(32,446)	348,311
Deposits	(18,876)	----
Accounts payable	248,545	165,557
Accrued liabilities	(166,965)	(201,113)
Royalty advance	(233,522)	----
Deferred revenue	----	(148,584)
Accrued interest	(322,573)	----
Total Adjustments	5,255,071	352,721

Net Cash (Used) by Operating Activities	(3,268,688)	(1,638,379)

INVESTING ACTIVITIES :
Increase in property and equipment	(150,952)	(19,674)
Proceeds from sale of equipment	14,500	----
Cash received in recapitalization of the Company	128,045	----
Restricted cash	----	839,356
Net Cash (Used in) Provided by Investing Activities	(8,407)	819,682

FINANCING ACTIVITIES :
Repayment of capital lease obligations	(22,242)	(48,634)
Proceeds from exchange of convertible debentures, net	2,699,975	----
Receipt of deferred revenues	----	740,000
Financing provided by Access Pharmaceuticals	----	127,330
Net Cash Provided by Financing Activities	2,677,733	818,697

Net (Decrease) in Cash	(599,361)	----

Cash, beginning of period	1,610,357	----
Cash, end of period	$1,010,996	$ ----

Supplemental Schedule of Noncash
Investing and Financing Activities :
Net proceeds from exchange of convertible debenture on August 30, 2006
Convertible debenture issued	$13,000,000
Less : redemption of convertible debenture	(10,000,025)
Less : debenture issuance costs	(300,000)
Proceeds from debenture exchange, net	$2,699,975

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006
Liabilities assumed	$13,694,962
Less : Non-cash assets	12,006,690
Less : Cash received in recapitalization	128,045
Total non-monetary net liabilities assumed	$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$1,306,943

The accompanying notes are an integral part of these consolidated financial statements.

ULURU INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 have been made. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Company has also included comparative financial data for the three and nine months ended September 30, 2005 associated with the Topical Component business ("Topical Component") of Access Pharmaceuticals, Inc. ("Access"). The Topical Component represents a component of the consolidated operations of Access, a Delaware corporation, and its subsidiary companies. The Topical Component consists of three patented drug delivery technologies from which three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing the mucoadhesive film and nanoparticle aggregate technologies. The Topical Component's customer base consists of numerous strategic alliances with partners throughout the world to manufacture and market our products. Continuing operations of the Topical Component include a third party distribution arrangement for the sale of a product in the United States and the network of strategic partners globally.

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

NOTE 2. BASIS OF PRESENTATION

History

ULURU INC. ("ULURU" or the "Company"), formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc., was in the development stage as defined in Financial Accounting Standards Board Statement No. 7 as of December 31, 2005. It is a Nevada corporation formed on September 17, 1987. From inception through March 31, 2006, it has had no substantial earned revenues from any planned operations.

In December 2003, ULURU acquired technology in process of development in the entertainment industry from several persons in exchange for cash and a majority interest in the Company. During 2004 ULURU obtained additional financing, entered into a standby equity distribution agreement, and completed a registration statement on Form SB-2 on December 14, 2004.

On October 12, 2005, ULURU entered into a merger agreement with ULURU Inc., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ULURU formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, "a statutory merger or consolidation".

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

All intercompany transactions have been eliminated in the condensed consolidated financial statements presented herewith.

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

NOTE 4. SEGMENT INFORMATION

The Company operates in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs. The Company’s entire business is managed by a single management team, which reports to the Chief Executive Officer.

The Company’s revenues are currently derived primarily from Discus Dental, Inc. for domestic activities and ProStrakan Ltd. for international activities. Revenues from ProStrakan represented 70% and 40% of total revenues for the three and nine months ended September 30, 2006, respectively. Revenues from Discus Dental represented 19% and 45% of total revenues for the three and nine months ended September 30, 2006, respectively. The following table summarizes the Company’s sources of revenues from its principal customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
ProStrakan	$79,413	$182,346	$274,888	$254,732
Discus Dental	21,845	-0-	309,100	-0-
ICS Healthcare	-0-	180,841	-0-	498,699
U.S. Army	11,668	-0-	58,324	-0-
GlaxoSmithKline	-0-	-0-	50,000	-0-
Wyeth	-0-	10,000	-0-	23,333
Total Revenues	$112,926	$373,187	$692,312	$776,764

The Company’s revenues are derived geographically from both domestic and international sales. Domestic revenues represented 30% and 60% of total revenues for the three and nine months ended September 30, 2006, respectively. International revenues represented 70% and 40% of total revenues for the three and nine months ended September 30, 2006, respectively. The following table summarizes the Company’s sources of revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Domestic	$33,513	$190,841	$417,424	$522,032
International	79,413	182,346	274,888	254,732
Total Revenues	$112,926	$373,187	$692,312	$776,764

NOTE 5. RELATED PARTY TRANSACTIONS

On September 11, 2006 the Company reimbursed Kerry P. Gray, Chief Executive Officer of the Company, $213,593 for funds advanced to the Company by Mr. Gray for working capital in July and August, 2006 in the amount of $178,000 and for professional fees of $35,593 paid by Mr. Gray on behalf of the Company’s subsidiary, Uluru Delaware Inc., in September 2005.

As of September 30, 2006 the Company has a liability of $69,000 to Mr. Gray for unpaid compensation accrued from 2005 of $62,500 and travel expenses from 2006 of $6,500. The Company also has a liability of $1,484 to Mr. Dan Leonard, former CEO of the Company, for miscellaneous business expenses.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

On August 30, 2006, the Company entered into an Amended and Restated Registration Rights Agreement with Prenox and Cornell (f/k/a Highgate) providing for the following:

▪	Prenox provided $3,000,000 of funding to the Company;
▪
the Company, Prenox, and Cornell acknowledges and agrees that liquidated damages owed by the Company as a result of a registration statement not having been filed by the Company or declared effective pursuant to the original agreements, in the amount of $1,885,000, may be paid at maturity or upon a redemption of the Convertible debentures;

▪
the Company is required to file by no later than November 13, 2006 a registration statement with the Securities and Exchange Commission (“SEC”) which includes, at least 30,000,000 conversion shares to be issued upon conversion of and/or default under the convertible debentures and 6,125,000 warrant shares to be issued upon exercise of the warrants;

▪
the Company shall use best efforts to have the initial registration statement declared effective by the SEC. It shall be an event of default if the registration statement is not declared effective by the SEC within 120 days after August 30, 2006 or 150 days if the initial registration statement is reviewed by the SEC; and

▪
in the event that the registration statement is not filed or is not declared effective, the Company is obligated to pay, as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the outstanding debentures up to a maximum of 12.5%.

On November 13, 2006, the Company, Prenox, LLC, and Cornell Capital Partners, LP agreed to extend the November 13, 2006 deadline of filing a registration statement with the Securities and Exchange Commission to December 15, 2006. All other terms and conditions within the Amended and Restated Investors Registration Rights Agreement remain the same.

Compensation claim

The Company has received written notice from Dan Leonard, former CEO of Oxford Ventures, Inc., the predecessor Company name, claiming he is owed options to purchase 100,000 shares of Company common stock at a per share exercise price equal to $1.25.

The Company believes that it is entitled to certain offsets from Mr. Leonard which may mitigate his compensation claim. The Company and Mr. Leonard are currently negotiating a resolution to each of their claims.

NOTE 7. DEBT AND EQUITY FINANCING

On August 30, 2006, the Company completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners, LP (“Cornell”) for the refinancing of its existing $13,000,000 secured convertible debentures held by Prenox and Cornell.

Prenox
As part of the refinancing, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Financing costs of $300,000, to be amortized over sixteen months, were classified as deferred financing costs with $19,057 amortized for the month of September 2006.

Cornell
Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture, which had been assigned to it by Highgate House Fund.

The new debentures are due December 31, 2007 (“Maturity Date”) and bear an interest rate of ten percent per annum. The Company is required to remit monthly interest-only payments on the debentures commencing on September 29, 2006. Effective February 28, 2007, the Company will be required to make monthly payments consisting of principal and interest until maturity (“Scheduled Payments”). The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

The Company may redeem the debentures prior to maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. The holders may at their option convert all or part of the debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share which is not considered to be a beneficial conversion feature. In connection with the transaction the Company issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share. The sale of the debentures and issuance of the warrant was made under Section 4(2) and Rule 506 of the Securities Act of 1933.

The Company has classified the warrants for 1,125,000 shares of common stock as additional paid in capital and recorded the warrants at fair value using the Black-Scholes valuation model. Information regarding the valuation of the warrants is as follows:

August 30, 2006
Weighted-average fair value of warrants	$0.21

Black-Scholes Assumptions:
Expected volatility	23%
Risk-fee interest rate	4.72%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (years)	5.0

During the third quarter, the Company remitted interest only payments to Prenox and Cornell in the amount of $775,000 and $294,166, respectively.

A summary of the Company’s Notes Payable, as of September 30, 2006, follows:
Notes Payable
Convertible Note - Prenox LLC	$13,000,000
Convertible Note - Cornell Capital Partners	3,000,000
Sub-total	$16,000,000

Debt discount	(232,493)
Total Notes Payable	$15,767,507

Notes Payable Allocation:
Current Portion	$11,636,363
Long Term	4,131,144
Total Notes Payable	$15,767,507

NOTE 8. LOSS ON EARLY EXTINGUISHMENT OF DEBENTURE

As part of the August 30, 2006 refinancing with Prenox, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Upon retirement of the original debenture, the Company recorded a loss from early extinguishment of the Prenox secured convertible debenture, which consisted of the write-off of the remaining balance of the deferred financing costs of $557,534.

NOTE 9. SUBSEQUENT EVENT

On October 12, 2006 the Company was obligated to remit $3,700,000 to Access Pharmaceuticals, Inc. as part of the Asset Purchase Agreement for the purchase of the topical product assets. The Company did not remit the payment on a timely basis and currently is in the process of negotiating with Access for an extension of the payment requirement. Since the Company believes it will be successful in extending its indebtedness to Access, it has considered the short and long term portions of its obligations to be unchanged.

The Amended and Restated Investors Registration Rights Agreement includes a requirement that the Company file by no later than November 13, 2006 a registration statement with the Securities and Exchange Commission which includes, at least 30,000,000 conversion shares to be issued upon conversion of and/or default under the convertible debentures and 6,125,000 warrant shares to be issued upon exercise of the warrants. On November 13, 2006, the Company, Prenox, LLC, and Cornell Capital Partners, LP agreed to extend the November 13, 2006 deadline of filing a registration statement with the Securities and Exchange Commission to December 15, 2006. All other terms and conditions within the Amended and Restated Investors Registration Rights Agreement remain the same.

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

Recent Developments

On August 30, 2006, the Company completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners (“Cornell”) for the refinancing of its existing $13,000,000 secured convertible debentures held by Prenox and Cornell. As part of the refinancing, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture, which had been assigned to it by Highgate House Fund. The Company used the proceeds from the financing to remit past due interest payments on the original debentures and the remaining funds will be reserved for general corporate purposes.

The new debentures are due December 31, 2007 (“Maturity Date”) and bear an interest rate of ten percent per annum. The Company will begin making monthly interest only payments on the debentures commencing on September 29, 2006. On February 28, 2007, the Company will be required to make monthly payments consisting of principal and interest until the Maturity Date. The Company may redeem the debentures prior to maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. The holders may at their option convert all or part of the debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share, which is not considered to be a beneficial conversion feature. In connection with the transaction the Company issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share. The sale of the debentures and issuance of the warrant was made under Section 4(2) of the Securities Act of 1933.

Also on August 30, 2006, the Company, Prenox and Cornell agreed to an Amended and Restated Investors Registration Rights Agreement (“Amended Agreement”) for the purpose of modifying the original Investor Registration Rights Agreement as follows:

▪	Prenox is providing $3,000,000 of funding to the Company;
▪
the Company, Prenox, and Cornell acknowledge and agree that liquidated damages owed by the Company as a result of a registration statement not having been filed by the Company or declared effective pursuant to the original agreements, in the amount of $1,885,000, may be paid at maturity or upon a redemption of the Convertible debentures;

▪
the Company is required to file by no later than November 13, 2006 a registration statement with the Securities and Exchange Commission (“SEC”) which includes, at least 30,000,000 conversion shares to be issued upon conversion of and/or default under the convertible debentures and 6,125,000 warrant shares to be issued upon exercise of the warrants;

▪
the Company shall use best efforts to have the initial registration statement declared effective by the SEC. It shall be an event of default if the registration statement is not declared effective by the SEC within 120 days after August 30, 2006 or 150 days if the initial registration statement is reviewed by the SEC;

▪
in the event that the registration statement is not filed or is not declared effective, the Company is obligated to pay, as liquidated damages, an amount equal to 2% per month of the outstanding principal amount of the outstanding debentures up to a maximum of 12.5%; and

▪	all other terms and conditions of the original Investor Registration Rights Agreement remain effective.

On November 13, 2006, the Company, Prenox, LLC, and Cornell Capital Partners, LP agreed to extend the November 13, 2006 deadline of filing a registration statement with the Securities and Exchange Commission to December 15, 2006. All other terms and conditions within the Amended and Restated Investors Registration Rights Agreement remain the same.

Employees

As of September 30, 2006, we have 10 full-time and 2 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees, two directly support commercial and business development activities and 2 are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through private sales of convertible debentures and our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from corporate alliances have, and are expected in the future to, also provide funding for operations. As of September 30, 2006 our cash and cash equivalents and short-term investments were $1,010,996 and our working capital (current assets less current liabilities) was ($15,032,553).

As of September 30, 2006 the Company’s available cash is expected to be sufficient to fund operations through December 31, 2006.

On August 30, 2006, the Company completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners (“Cornell”) for the refinancing of its existing $13,000,000 secured convertible debentures held by Prenox and Cornell. As part of the refinancing, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture which had been assigned to it by Highgate House Fund. The Company used the proceeds from the financing to remit past due interest payments on the original debentures and the remaining funds will be reserved for general corporate purposes.

The new debentures are due December 31, 2007 (“Maturity Date”) and bear an interest rate of ten percent per annum. The Company is required to begin making monthly interest-only payments on the debentures commencing on September 29, 2006. On February 28, 2007, the Company will be required to make monthly payments consisting of principal and interest (“Scheduled Payments”) until the Maturity Date. The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

The Company may redeem the debentures prior to maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. The holders may at their option convert all or part of the debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share, which is not considered to be a beneficial conversion feature. In connection with the transaction the Company issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share. The sale of the debentures and issuance of the warrant was made under Section 4(2) of the Securities Act of 1933.

During the third quarter, the Company remitted interest only payments to Prenox and Cornell in the amount of $775,000 and $294,166, respectively. As of September 30, 2006, the Company is in compliance with all covenants and conditions of our outstanding debentures.

The Company also is a party to a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Company's common stock in increments up to $1,000,000.

Since our inception we have incurred negative cash flow from operations and anticipate for the balance of 2006 to continue to incur a net loss and to expend funds to advance our product developments, license additional products and establish a sales and marketing operation to commercialize our wound care products. Our expenses since inception have exceeded our revenue, resulting in an accumulated deficit as of September 30, 2006 of ($9,476,236). Our available cash is expected to be sufficient to fund operations through December 31, 2006. The Company plans to raise additional capital in order to fund its payment obligations to Access, as well as providing funding for operations in 2007 and beyond. We cannot assure investors that we will be able to raise additional capital, access the SEDA or that we will be able to generate significant product revenue or achieve or sustain profitability sufficient to meet all of our needs.

Our future capital requirements and adequacy of available funds will depend on many factors including:

•	Our ability to raise financing in order to continue our operations
•	The ability to successfully commercialize our wound management and burn care products and the market acceptance of these products
•	The ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of certain product opportunities
•	Continued scientific progress in our development programs
•	The costs involved in filing, prosecuting and enforcing patent claims
•	Competing technological developments
•	The cost of manufacturing and production scale-up
•	Successful regulatory filings
•	The ability to convert, repay or restructure our outstanding convertible notes and existing obligations to Access.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Total Revenues

Revenues were $112,926 for the three months ended September 30, 2006, as compared to the Topical Component's revenues of $373,187 for the three months ended September 30, 2005. Revenues for the third quarter 2006 were comprised of domestic royalties of $21,845 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $79,413, and sponsored wound care research of $11,668.

The third quarter 2006 revenues represent an overall decrease of $260,261 from the Topical Component comparative third quarter 2005 revenues, primarily due to lower licensing fees as 2005 included non-recurring licensing fees of $120,565 for Zindaclin® distribution rights in Italy and $50,000 for OraDisc™ development. Third quarter 2006 revenues were also adversely effected by lower than expected Aphthasol® royalties from our new U.S. distributor. Last year, the Topical Component was selling the product on a retail markup basis but receiving limited royalties on the sale of Aphthasol®. The Company did not sell any finished products in the third quarter 2006 as our U.S. distributor had sufficient product inventory.

Costs and Expenses

Cost of Goods Sold

The Company did not sell any finished goods in the third quarter 2006, therefore we had no cost of sales. Last year, the Topical Component was selling product on a retail markup basis and incurred costs of $207,161.

Research and Development

Research and development expenses were $388,663 for the three months ended September 30, 2006, as compared to the Topical Component's expenses of $406,917 for the three months ended September 30, 2005. The third quarter 2006 research and development expenses were comprised primarily of salaries/taxes/benefit costs of $191,179, operating costs of $19,950, regulatory fees to the Food and Drug Administration of $19,047, and $158,487 of costs associated with the continuing development of our technologies as follows:

Technology	Three Months Ended September 30, 2006
OraDisc™	$74,540
Wound care & nanoparticle	76,720
Aphthasol® & other technologies	7,227
$158,487

The third quarter 2006 decrease in research and development expenses of $18,254 versus the comparative third quarter 2005 research and development expenses of the Topical Component was due primarily to the following:

•
Lower salary and benefit expenses of approximately $12,500 as the Company decreased levels of staffing to focus only on its OraDisc™ and wound care technologies whereas the Topical Component's comparative third quarter 2005 included partial and full allocations of the overall research and development staff;

•	Lower Food & Drug Administration fees of $46,700;
•	Elimination of contract manufacturing costs of $15,000; and
•	Lower expenses for travel by scientific personnel of $1,300.

The decrease in research and development expenses is partially offset by

•	Increased laboratory development expenses of $41,000;
•	Increased occupancy costs for laboratory of $15,100; and
•	Increased maintenance costs of laboratory equipment of $1,200.

General and Administrative

General and administrative expenses were $350,579 for the three months ended September 30, 2006, as compared to the Topical Component's general and administrative expenses of $269,795 for the three months ended September 30, 2005. The third quarter 2006 increase of $80,784 versus the comparative third quarter 2005 was due primarily to the following:

•
Increased salary and benefit expenses of approximately $117,000 as the President and Chief Financial Officer’s compensation in the Topical Component's comparative third quarter 2005 were only partially allocated to Topical Component whereas their compensation is fully allocated for the three months ended September 30, 2006;

•	Increased expenses for consulting of $13,400;
•	Increased corporate travel costs of $11,000;
•	Increased costs associated with our insurance programs of $10,300;
•	Higher occupancy costs for corporate office of $9,000; and
•	License renewal fees of $1,000.

The increase in general and administrative expenses is partially offset by

•
Lower director fee expense of $8,750 as the Company did not incur any director fees expense in the third quarter 2006 whereas the Topical Component incurred director fees expense in third quarter 2005;

•	Lower professional fees of $6,000 for accounting and $6,500 for consulting;
•
Decreased shareholder expense of $14,000 as the Company incurred only minor expenses for shareholder costs in the third quarter 2006 whereas the Topical Component incurred costs of $15,725 comprised of $8,575 for shareholder public relations, $5,350 for printed materials, $900 for transfer costs, and $900 for miscellaneous shareholder expenses; and

•	Lower legal fees of $45,650 for costs associated with patent applications and SEC filings by the Topical Component in the third quarter of 2005.

Amortization

Amortization expense was $265,578 for the three months ended September 30, 2006, as compared to the Topical Component's amortization expense of $43,400 for the three months ended September 30, 2005. The third quarter 2006 increase of $222,178 versus the comparative third quarter 2005 was due to the Company’s purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition and subject to amortization as their lives were not considered indefinite.

Depreciation

Depreciation expense was $15,872 for the three months ended September 30, 2006, as compared to the Topical Component's depreciation expense of $10,960 for the three months ended September 30, 2005. The third quarter 2006 increase of $4,912 versus the comparative third quarter 2005 was due to the Company’s acquisition of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by the Company to them resulted in added depreciation expense during 2006. Alternatively, many other items had historic costs which were reduced by the Company at the time of their acquisition due to age and relatively lower replacement costs.

Interest Expense

Interest expense was $616,751 for the three months ended September 30, 2006, as compared to the Topical Component's interest expenses of $55,410 for the three months ended September 30, 2005. Interest expense for the third quarter is comprised of interest on the Secured Convertible Debentures of $367,557, interest expense of $1,513 from insurance and consumer financing, amortization of financing costs of $142,157 in connection with acquiring the Secured Convertible Debentures, and $105,524 of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum.

Liquidated Damages

A covenant of the Amended and Restated Registration Rights Agreement between the Company, Prenox, and Cornell was an acknowledgement that the Company agreed to $1,885,000 as liquidated damages owed by the Company as a result of failing to file a registration statement or to have a registration statement declared effective pursuant to the original Registration Rights Agreement.

Loss from Early Extinguishment of Debenture

On August 30, 2006, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. As part of the retirement of the original debenture, the Company recorded a loss from the early extinguishment of the Prenox secured convertible debenture, which consisted of the write-off of the remaining balance of deferred financing costs of $557,534.

Loss on Sale of Equipment

On July 9, 2006, the Company sold some of its underutilized laboratory equipment, located at their Canadian manufacturing supplier, for $17,500. As part of the conveyance, the Company eliminated the carrying values of the fixed assets and related accumulated depreciation and recognized a loss of $30,143 on the sale.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Total Revenues

Revenues were $692,312 for the nine months ended September 30, 2006, as compared to the Topical Component's revenues of $776,764 for the nine months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 were comprised of domestic royalties of $233,523 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $119,850, foreign market licensing fees from Zindaclin® of $155,038, sponsored wound care research of $58,324, a non-recurring development fee of $50,000 associated with our OraDisc™ technology, and $75,577 for the sale of Aphthasol® to our domestic distributor.

The nine months ended September 30, 2006 revenues represent an overall decrease of $84,452 from the Topical Component comparative nine months ended September 30, 2005 revenues, primarily due to lower Aphthasol® royalties experienced in third quarter 2006.

Costs and Expenses

Cost of Goods Sold

The cost of goods sold were $96,520 for the nine months ended September 30, 2006, as compared to the Topical Component's cost of goods sold of $207,161 for the nine months ended September 30, 2005. The decrease was due to less sales volume in 2006 as the Topical Component was selling the product on a retail markup basis in 2005 but receiving only limited royalties on the sale of Aphthasol®. The Company did not sell any finished products in the third quarter 2006 as our U.S. distributor had sufficient product inventory.

Research and Development

Research and development expenses were $1,342,784 for the nine months ended September 30, 2006, as compared to the Topical Component's research and development expenses of $1,508,448 for the nine months ended September 30, 2005. The nine months ended September 30, 2006 expenses are comprised of primarily salaries/taxes/benefit costs of $617,928, operating costs of $54,740, regulatory fees to the Food and Drug Administration of $19,047 and $651,069 of costs associated with the continuing development of our technologies as follows:

Technology	Nine Months Ended September 30, 2006
OraDisc™	$360,125
Wound care & nanoparticle	254,792
Aphthasol® & other technologies	36,152
$651,069

The nine months ended September 30, 2006 decrease of $165,664 versus the comparative nine months ended September 30, 2005 for research and development expenses were due primarily to the following:

•
Lower salary and benefit expenses of approximately $167,900 as the Company decreased levels of staffing to focus only on its OraDisc™ and wound care technologies whereas the Topical Component's comparative nine months of 2005 included partial and full allocations of the overall research and development staff;

•	Lower Food & Drug Administration fees of $178,100;
•	Elimination of contract manufacturing costs of $49,000;
•	Decreased costs for training and education of $4,200;
•	Lower expenses for laboratory equipment rental of $4,100; and
•	Lower expenses for travel by scientific personnel of $2,800.

The decrease in research and development expenses is partially offset by

•	Increased laboratory research and development expenses of $193,500;
•	Increased occupancy costs of $34,500 for laboratory space; and
•	Increased costs associated with repairs to laboratory equipment of $12,400.

General and Administrative

General and administrative expenses were $1,096,486 for the nine months ended September 30, 2006, as compared to the Topical Component's general and administrative expenses of $869,612 for the nine months ended September 30, 2005. The nine months ended September 30, 2006 increase of $226,874 versus the comparative nine months of 2005 was due primarily to the following:

•
Increased salary and benefit expenses of approximately $324,100 as the President and Chief Financial Officer's compensation in the Topical Component's comparative nine months of 2005 was only partially allocated to Topical Component whereas their compensation is fully allocated for the nine months ended September 30, 2006;

•	Increased expenses for external consultants of $50,900;
•	Higher corporate travel costs of $37,600;
•	Relocation costs for new office space in Addison, Texas of $11,100;
•	Increased occupancy costs of $4,000; and
•	Costs associated with marketing due diligence for potential wound product of $5,850.

The increase in general and administrative expenses is partially offset by

•
Lower legal fees of $84,400 as the Company was not involved in any litigation whereas the Topical Component incurred legal expense of $196,203 in the first nine months of 2005 for litigation, general corporate matters, and for licensing agreements;

•
Lower shareholder expense of $42,500 as the Company incurred only minor expenses for shareholder costs in the first nine months of 2006 whereas the Topical Component incurred costs of approximately $55,000 for the comparative nine months of 2005. The 2005 expense includes amounts for shareholder public relations, shareholder meetings, and transfer costs;

•	Lower legal fees of $20,400 for costs associated with patent applications and filings;
•
Lower director fee expense of $26,250 as the Company did not incur any director fees expense in the first nine months of 2006 whereas the Topical Component incurred $26,250 in the comparative nine months of 2005;

•	Lower costs of $14,700 for our insurance programs; and
•
Lower stock exchange fee expense of $18,500 as the Topical Component incurred costs for their annual membership with the American Stock Exchange in January 2005 and expenses associated with a new stock offering in March 2005. The Company did not incur any of these expenses in the first nine months of 2006.

Amortization

Amortization expense was $785,302 for the nine months ended September 30, 2006, as compared to the Topical Component's amortization expense of $130,201 for the nine months ended September, 2005. The $655,101 increase in amortization expense for the first nine months of 2006 versus the comparative nine months of 2005 was due to the Company’s purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition and subject to amortization as their lives were not considered indefinite.

Depreciation

Depreciation expense was $47,770 for the nine months ended September 30, 2006, as compared to the Topical Component's depreciation expenses of $31,852 for the nine months ended September 30, 2005. The $15,918 increase in depreciation expense for the first nine months of 2006 versus the comparative nine months of 2005 was due to the Company’s acquisition of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by the Company to them resulted in added depreciation expense during 2006. Alternatively, many other items had historic costs which were reduced by the Company at the time of their acquisition due to age and relatively lower replacement costs.

Interest Expense

Interest expense was $1,601,215 for the nine months ended September 30, 2006, as compared to the Topical Component's interest expenses of $111,990 for the nine months ended September 30, 2005. Interest expense for the first nine months of 2006 is comprised of interest on the Secured Convertible Debentures of $709,624, amortization of financing costs in connection with acquiring the Secured Convertible Debentures of $306,705, interest expense of $2,947 associated with insurance and consumer financing, $314,439 of imputed interest on the Asset Purchase Obligations, based on an interest rate of 10% per annum, and $267,500 of interest expense based on the existing $10.7 million Note payable to the Company by its wholly owned subsidiary, ULURU Delaware Inc., prior to consolidation on March 31, 2006, with interest accruing at 10% per annum.

Commitment Fee

The Company had agreed to issue, at the time of the completion of the recapitalization and merger which occurred on March 30, 2006, 993,300 shares of its common stock as a commitment fee in connection with the SEDA for $30 million dollars provided by Cornell Capital. Those shares had a market value of $1.80 per share on March 31, 2006, for a total of $1,787,940. There was no commitment fee expense incurred in first nine months of 2005 for the Topical Component.

Liquidated Damages

A covenant of Amended and Restated Registration Rights Agreement between the Company, Prenox, and Cornell was an acknowledgement that the Company agreed to $1,885,000 as liquidated damages owed by the Company as a result of failing to file a registration statement or to have a registration statement declared effective pursuant to the original Registration Rights Agreement.

Loss from Early Extinguishment of Debenture

On August 30, 2006, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. As part of the retirement of the original debenture, the Company recorded a loss from the early extinguishment of the Prenox secured convertible debenture, which consisted of the write-off of the remaining balance of deferred financing costs of $557,534.

Loss on Sale of Equipment

On July 9, 2006, the Company sold some of its underutilized laboratory equipment, located at their Canadian manufacturing supplier, for $17,500. As part of the conveyance, the Company eliminated the carrying values of the fixed assets and related accumulated depreciation and recognized a loss of $30,143 on the sale.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 29, 2004, a complaint was filed against the Company in the County Court, Denver County, Colorado. The complaint alleges that the Company used a telephone facsimile machine, computer or other device to send unsolicited advertisements to the facsimile machine of Cache Valley Electric without having obtained the prior express permission or invitation to do so. The plaintiff in the action seeks recovery of up to $15,000. The Company filed an answer to the complaint on July 29, 2004, and does not believe that the complaint has merit. No further action has been taken by either party as of September 30, 2006.

On January 31, 2005, a Default Judgment for $57,144 was filed against the Company in the Superior Court of Maricopa County, Arizona. The judgment was for the benefit of TGR Properties, LLC, for damages that have been incurred as a result of the premature termination of the operating lease of the facilities in Mesa, Arizona. As of September 30, 2006, the balance due on this judgment is $122,406, which includes post judgment legal fees, interest and collection costs.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

On August 30, 2006, the Company completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners (“Cornell”) for the refinancing of its existing $13,000,000 secured convertible debentures held by Prenox and Cornell. As part of the refinancing, the Company issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture which had been assigned to it by Highgate House Fund. The Company used the proceeds from the financing to remit past due interest payments on the original debentures and the remaining funds will be reserved for general corporate purposes.

The new debentures are due December 31, 2007 (“Maturity Date”) and bear an interest rate of ten percent per annum. The Company is required to begin making monthly interest-only payments on the debentures commencing on September 29, 2006. On February 28, 2007, the Company will be required to make monthly payments consisting of principal and interest (“Scheduled Payments”) until the Maturity Date. The principal amount of each Scheduled Payment shall be determined by dividing the outstanding principal amount of the Debentures by the number of payments remaining until the maturity date of the Debentures plus a repayment premium equal to five percent (5%) of the amount of the principal payment.

The Company may redeem the debentures prior to maturity at a price equal to 120% of the face amount redeemed plus any accrued interest. The holders may at their option convert all or part of the debenture plus any accrued and unpaid interest into shares of the Company’s common stock at the price of $1.50 per share, which is not considered to be a beneficial conversion feature. In connection with the transaction the Company issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share. The sale of the debentures and issuance of the warrant was made under Section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On October 12, 2006 the Company was obligated to remit $3,700,000 to Access Pharmaceuticals, Inc. as part of the Asset Purchase Agreement for the purchase of the topical product assets. The Company did not remit the payment on a timely basis and currently is in the process of negotiating with Access for an extension of the payment requirement. Since the Company believes it will be successful in extending its indebtedness to Access, it has considered the short and long term portions of its obligations to be unchanged.

A condition of the Amended and Restated Investors Registration Rights Agreement was a requirement that the Company file by no later than November 13, 2006 a registration statement with the Securities and Exchange Commission which includes, at least 30,000,000 conversion shares to be issued upon conversion of and/or default under the convertible debentures and 6,125,000 warrant shares to be issued upon exercise of the warrants. On November 13, 2006, the Company, Prenox, LLC, and Cornell Capital Partners, LP agreed to extend the deadline of filing a registration statement with the Securities and Exchange Commission to December 15, 2006. All other terms and conditions within the Amended and Restated Investors Registration Rights Agreement remain the same.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.34	Amended and Restated Secured Convertible Debenture issued by us to Prenox, LLC, dated August 30, 2006

10.35	Amended and Restated Secured Convertible Debenture issued by us to Cornell Capital Partners, LP, dated August 30, 2006

10.36	Warrant to Purchase Common Stock of Uluru Inc. issued by us to Prenox, LLC, dated August 30, 2006

10.37	Amended and Restated Investors Registration Rights Agreement dated August 30, 2006 between us and Prenox, LLC and Cornell Capital Partners, LP

10.38	Amended and Restated Guaranty Agreement dated August 30, 2006 between us and Prenox, LLC and Cornell Capital Partners, LP

10.39	Reaffirmation Agreement dated August 30, 2006 between us and Prenox, LLC and Cornell Capital Partners, LP

10.40	Agreement dated August 30, 2006 between Uluru Inc. and Uluru Delaware Inc.

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU INC.

Date: November 20, 2006	By:	/s/ Kerry P. Gray
Kerry P. Gray, Chief Executive Officer
Principal Executive Officer

Date: November 20, 2006	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg, Chief Financial Officer
Principal Accounting Officer