Form 10KSB
period 2006-12-31
ULURU INC.
filed 2007-03-19
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

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
None

--------------------

Title of each class Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The issuer's revenues for its most recent fiscal year were $1,534,453

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $71,216,691 as of March 16, 2007

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 61,407,876 as of March 16, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III, including, specifically, the Compensation Committee Report to be included in that proxy statement.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words “expects”, “anticipates”, “estimates”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set out below under “Risk Factors” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Organizational History

ULURU Inc. (hereinafter “we”, “our”, “us”, or the “Company”), was incorporated on September 17, 1987 under the laws of the State of Nevada, under the name Casinos of the World, Inc.

On April 16, 1993, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing our name to Clean Way Corporation.

On August 19, 1999, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing our name to Trader Secrets.com, Inc.

On February 2, 2000, we entered into a Stock Acquisition Agreement with National Lighting Corp, an Internet company incorporated in British Columbia, Canada. National Lighting Corp. became a wholly owned subsidiary of the Company and changed its name to VOIP Technology Inc.

On March 13, 2000, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing the name of the Company to VOIP Technology, Inc.

On February 8, 2002, we sold all of the shares the Company held in its wholly owned subsidiary. Our charter was suspended (subject to reinstatement) by the State of Nevada in September 2001 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on January 30, 2002, upon payment of all past due fees and costs.

On January 30, 2002, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing our name to Oxford Ventures, Inc.

On December 2, 2003, we issued 8,625,000 shares pursuant to an Asset Purchase Agreement. On December 5, 2003, we declared a 2.25 stock dividend which increased the issued and outstanding shares from 10,528,276 common shares to 34,216,897 common shares.

On March 1, 2004, we affected a 4 to 1 forward split, increasing our outstanding shares to 136,867,588.

In 2005, we relocated our principal executive offices from Mesa, Arizona to Omaha, Nebraska.

On October 12, 2005, we entered into a merger agreement with ULURU Inc., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ours formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code.

As a result of the merger, we acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of the Company, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations. Both companies have a December 31 year end.

On March 29, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada. This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock. As a result of this reverse stock split, our issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,011 post-split shares which includes an additional 21 shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

On March 31, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change our name from "Oxford Ventures, Inc." to "ULURU Inc." On the same date, we moved our executive offices to Addison, Texas.

On March 31, 2006, we acquired, through our wholly-owned subsidiary (Uluru Acquisition Corp.) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corp. We acquired ULURU Delaware in exchange for 11,000,000 shares of our common stock. As a result of this merger, the former shareholders of ULURU Delaware owned an aggregate of 92.8% of the issued and outstanding shares of our common stock and the pre-merger shareholders of ours owned an aggregate of 7.2% of the issued and outstanding shares of our common stock.

At the effective time of the Merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to the merger became our directors, and all persons holding offices of ULURU Delaware at the effective time continued to hold the same offices of the surviving corporation. Simultaneously, ULURU Inc.'s directors and officers immediately prior to the closing of the Merger resigned from all of their respective positions with us.

On May 31, 2006, ULURU Delaware filed a Certificate of Amendment to its Certificate of Incorporation in Delaware to change its name from "Uluru Inc." to "ULURU Delaware Inc."

Our Business

We are an emerging pharmaceutical company focused on advancing topical drug delivery. We are a diversified pharmaceutical company engaged in the development of novel topically applied therapeutics based primarily on the adaptation of existing therapeutic agents using our proprietary drug delivery platforms.

It is our objective to establish a market leadership position in the development of wound management, plastic surgery, and oral care products by utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers. To achieve this objective, we have acquired three patented topical delivery technologies and intend to make future acquisitions of technologies which offer the potential to improve patient outcomes in our areas of focus.

From our three patented drug delivery technologies, we have three products which have been approved for marketing in various global markets.

The three drug delivery technologies are as follows:

OraDisc™	*
An adhesive erodible film technology, for the delivery of medication into the oral cavity, onto the oral mucosal surfaces, onto the surface of teeth or to deliver drug into the systemic circulation through the mucosal tissue.

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

The three drug delivery technologies were purchased from Access Pharmaceuticals, Inc. in October 2005. The Asset Purchase Agreement provided for the assumption of all assets of the topical drug delivery business including inventories, capital equipment and intellectual property specifically identified with the purchased technologies.

We plan to establish a sales and marketing organization to commercialize the acute wound management, burn care, and plastic surgery products. To achieve this objective, we plan on acquiring additional complimentary wound management and plastic surgery products. We plan to add additional products to our existing portfolio through the incorporation of numerous wound management compounds in our nanoparticle aggregate dressing.

In addition to the three acquired drug delivery technologies, we have also purchased the patent for the use of amlexanox for the treatment of oral diseases including canker sores, and skin disorders.

Discus Dental Inc., our United States licensee is currently marketing amlexanox 5% paste in the United States, the first Food and Drug Administration (FDA) approved product for the treatment of canker sores, under the trade name Aphthasol®. In September 2001, ProStrakan Limited, our U.K. partner, received marketing authorization to market amlexanox 5% paste in the United Kingdom under the trade name Aptheal®. We have received marketing approval in 10 European Union countries following completion of the Mutual Recognition Procedure (MRP). Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal and Sweden where marketing has yet to commence. We have developed a new formulation and delivery form for amlexanox. In 2004, we received approval of our new drug application for OraDisc™ A from the United States Food and Drug Administration (FDA). The OraDisc™ technology is a proprietary mucoadhesive patch that gradually erodes and releases an active ingredient when applied to the inside of the mouth.

In addition, ProStrakan has used our patented Residerm® technology to develop a zinc clindamycin formulation for the treatment of acne. ProStrakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin in March 2002. The process to achieve marketing authorization for Zindaclin throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states, where marketing activities are ongoing in the major markets including France, Germany, Spain and the product has been recently launched in Italy. Additionally, approvals have been granted in numerous international markets where the product has been launched and we anticipate that in the next twelve months approvals will be obtained in additional countries.

Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products

Aphthasol® and Aptheal® (Amlexanox 5% Paste)

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

The exclusive United States rights for the sale and marketing of Amlexanox 5% paste for the treatment of canker sores is licensed to Discus Dental Inc., a specialty dental company, who has assumed the marketing of the product. Recently, a direct to consumer television advertising campaign was initiated by Discus Dental to generate consumer awareness of the product. In addition to the paste product, the mucoadhesive erodible film, OraDisc™ A, which is approved by the FDA is also licensed to Discus Dental and is planned to be launched in late 2007.

The exclusive United Kingdom and Ireland rights for the sale and marketing of amlexanox 5% paste are licensed to ProStrakan. Under the terms of this license, ProStrakan was responsible for and assumed all costs associated with the regulatory approval process, including product registration, for amlexanox in the United Kingdom and the European Union. Additionally, ProStrakan will make milestone payments to us on achievement of performance objectives and we will receive royalties on product sales of amlexanox.

An international out licensing program for amlexanox is ongoing. In addition to our license agreement with ProStrakan, licensing agreements have been executed Meda AB for Scandinavia, the Baltic states and Iceland; Laboratories Esteve for Spain, Portugal and Greece; Paladin Labs Inc. for Canada, EpiTan, Ltd. for Australia and New Zealand, and Orient Europharma, Co., Ltd for Taiwan, Hong-Kong, Philippines, Thailand and Singapore. Currently, Contract Pharmaceuticals Ltd. Canada is our contract manufacturer for all markets including the United States.

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

The therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera®, in Canada to Paladin Labs Inc., our Canadian partner.

Residerm® A gel - Zindaclin® (Zinc-Clindamycin)

The complexing of zinc to a drug has the effect of enhancing the penetration of the drug into the skin and the retention to the drug in the skin. This phenomenon is called the "reservoir effect," and it makes zinc potentially effective for the delivery of dermatological drugs. We have a broad patent covering the use of zinc for such purposes. This technology is called ResiDerm®.

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

Pursuant to a license agreement, the exclusive worldwide rights for the manufacturing, sales and marketing of zinc clindamycin were granted to ProStrakan. Under the terms of the license agreement, ProStrakan agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing our zinc patent, including product registrations. We share equally in all milestone payments received from the sublicensing of the compound. In addition, we receive a royalty on sales of products utilizing this technology.

ProStrakan has sub-licensed to Crawford Healthcare Limited the marketing of zinc clindamycin in the United Kingdom which is sold under the trade name Zindaclin®. The process to achieve marketing authorization for Zindaclin® throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states and several non-European countries. We anticipate that in the next twelve months approvals will be obtained in additional countries. Additionally, in December 2006 ProStrakan signed a Licensing Agreement to extend Crawford Healthcare Limited’s territory to include all EU countries except Spain and Italy, the United States, and the CEE countries. Additional licenses and or distribution agreements have been signed in other countries with other companies.

OraDisc™ A

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes that are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, a novel, cost-effective, adhesive film product has been developed that is bioerodible. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer.

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

We will continue to expand our internal core capabilities of chemistry, formulation, analytical methods development and project management to maximize product opportunities in a timely manner. We will, however, contract the manufacturing scaleup, certain preclinical testing and product production to research organizations, contract manufacturers and strategic partners. There will be some instances where there may be significant cost savings for us to do some manufacturing scaleup (such as the OraDisc™ program). We will evaluate those instances and may do the work ourselves in order to achieve cost savings.

We expect to form strategic alliances for product development and to out license the commercial rights to development partners for a number of our product development candidates. By forming strategic alliances with pharmaceutical companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Core Drug Delivery Technology Platforms

Our current drug delivery technology platforms for use in topical and oral disease are:

▪	Mucoadhesive Disc Technology;
▪	Hydrogel Nanoparticle Aggregate Technology; and
▪	Residerm® Topical Delivery Technology.

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

The adhesive film technology has multiple applications, including the localized delivery of drug to a mucosal site, use as a transmucosal delivery device for delivering drugs into the systemic circulation, and incorporating the drug in the outer layer for delivery into the oral cavity. The adhesive film will adhere to any wet mucosal surface, including the vagina, where this technology represents an opportunity to improve the delivery of drugs for female healthcare applications. Additionally, the adhesive film has been formulated to adhere to the surface of teeth for the delivery of dental health and cosmetic dental products.

OraDisc™ was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol®. We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, tooth whitening and other dental applications. In addition, we plan to develop a range of prescription supportive care products including products for nausea and vomiting, pain and migraine.

In addition, we have entered into a development agreement with BioProgress PLC to co-develop a product for the treatment of nausea and vomiting utilizing the mucoadhesive disc technology. Transmucosal delivery of a nausea product is designed to accelerate the onset of action of the product and provide sustained drug delivery over an extended period of time.

Hydrogel Nanoparticle Aggregate Technology

Our hydrogel nanoparticle aggregate technology provides unique materials with a broad range of properties and potential applications. While a conventional bulk hydrogel is an "infinite" network of loosely cross-linked hydrophilic polymers that swells when placed in polar solvents, we have discovered that a variety of unique biomaterials can be formed through the aggregation of hydrogel nano or micro-particles. This concept takes advantage of the inherent biocompatibility of hydrogels while overcoming problems with local stress and strain, which cause bulk hydrogels to shear. Unlike bulk hydrogels, these hydrogel particle aggregates are shape retentive, can be extruded or molded and offer properties suitable for use in a variety of in vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in the hydrogel nanoparticle aggregate technology have been extensively researched by the academic and scientific community and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

Our Hydrogel Nanoparticle Aggregate Technology system has at its core a system of hydrogel nanoparticles composed of a polymer used in contact lenses and other FDA-approved implants. These nanoparticles aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate or blood forming a flexible, nonresorbable material termed an aggregate.

Utilizing the proprietary technology three separate development platforms have been developed from the system:

▪	Nanoparticle Powder
▪	Nanoparticle Gel
▪	Nanoparticle Injectable Liquid

Each of the systems is composed of nanoparticles which are stabilized to prevent aggregation prior to application to a physiological environment. We can control the particle size and chemical composition to affect the rate of aggregation, the final material properties such as water content and strength of the resulting aggregate, and if desired, the drug delivery profile for actives trapped in the aggregate.

Controlled Release

A major advantage of our nanoparticle aggregate technology lies in the ability to incorporate active drugs, and provide controlled release. Drug molecules can be trapped within interstitial spaces between particles during aggregate formation.

The spaces between nanoparticles, or holes in the lattice, can be tailored by varying the nanoparticle size. Varying the nanoparticle size controls the diffusion rate. Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released. By choosing specific nanoparticles and formulating these with a given active, we can tailor a drug delivery profile to a given application.

Nanoparticle Powder

Our Nanoparticle Powder is composed of hydrogel nanoparticles that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate forming a flexible, nonresorbable film. The film can be used to cover and protect a wound surface and can also be applied to provide specific drug delivery profiles to a wound or skin surface.

The particles are applied as a dry material and immediately hydrate and form a uniform, intact film with adhesion to the moist wound interface. In addition, active pharmaceutical ingredients have been formulated with the powder to provide specific release profiles to wound surfaces. We intend to develop a range of products utilizing the nanoparticle powder in wound care including:

▪	Powder dressings for the coverage and protection of acute and chronic wounds
▪	Silver containing dressings with antimicrobial properties
▪	Hemostatic agent containing dressings for acute trauma with blood loss
▪	Antibiotic containing dressings for treatment of infection
▪	Growth factor containing dressings for management of chronic wounds

Nanoparticle Gel

Our Nanoparticle Gel Technology is composed of hydrated hydrogel nanoparticles that are concentrated into a viscoelastic gel. The gel fills the shape of a container or envelope and the physical properties such as firmness or weight can be varied by changing the nanoparticle composition and concentrations. If the gel is exposed to physiological fluid such as a body cavity, the nanoparticles will aggregate immediately and irreversibly forming a flexible, nonresorbable hydrogel aggregate. This technology is currently under development as an advanced breast implant filler material inside of elastomeric shells. The application of the gel technology allows tuned aesthetic properties specific for patient needs, however the ability to form a bulk hydrogel aggregate in the event of a shell rupture provides a safer alternative to other commercial gel filler materials.

Nanoparticle Injectable Liquid

Our family of dermal fillers and facial sculpting products has three major components that form the injectable materials:

▪	Hyaluronic acid
▪	Hydrogel nanoparticles
▪	Water

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue. In dermal and sub-dermal tissue hyaluronic acid binds with water and provides volume and elasticity. As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to six month period requiring repeat injections. Our dermal filler and sub-dermal filler can be composed of between 1 and 3% hyaluronic acid with several choices of molecular weight. Materials for facial sculpting containing a lower component of hyaluronic acid result in a higher degree of permanence.

The nanoparticles immediately and irreversibly aggregate when injected into tissue and the porous matrix which forms provides the basis for cellular infiltration and acts as the anchor for collagen attachment. The resulting non-migrating porous scaffold is projected to have a residence time significantly greater than currently available commercial products.

The nanoparticles aggregate within the hyaluronic acid matrix as the physiological pH and ionic strength serum saturates the material. As the hyaluronic acid is resorbed, the nanoparticle framework becomes the scaffold for cellular infiltration and collagen attachment providing a longer lasting filler architecture.

The nanoparticle aggregate system has been studied extensively for safety and for applications as a dermal filler and is under development to provide a family of soft tissue filler materials with different degrees of permanence provided by the biocompatible nanoparticle aggregate technology.

Residerm® Topical Delivery Technology

We have granted a license to ProStrakan for the development of compounds that utilize our zinc technology. The use of zinc ions to formulate topical products produces a reservoir of drug in the skin to increase the effectiveness of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systematic circulation. This latter factor is especially important in order to minimize unwanted side effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one that can rapidly penetrate the skin and produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by complexing of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This "reservoir effect" is defined as an enhancement of the skin or membrane’s ability to both absorb and retain pharmacological agents that is:

▪	To increase skin or membrane residence time;
▪	To decrease drug transit time; and
▪	To reduce transdermal flux.

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

We have one U.S. patent and have filed two U.S. and two European patent application for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product. Our patent applications cover the delivery of drugs through or into any mucosal surface and onto the surface of teeth. The patent and patent applications cover our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the adhesive film.

Four U.S. patent applications and four European patent applications for the hydrogel nanoparticle aggregate technology have been filed. The patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, breast implants, in-dwelling medicated catheters, medicated stents, artificial discs and tissue scaffold. In December 2006 we acquired from Access Pharmaceuticals Inc. all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

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

The steps required before a pharmaceutical product may be produced and marketed in the U.S. include preclinical tests, the filing of an Investigational New Drug application ("IND") with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence, numerous phases of clinical testing and the FDA approval of a NDA prior to commercial sale.

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

Competition

The pharmaceutical industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us, the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

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

In the area of wound management, burn care, breast implants, and dermal fillers, which is the focus of our development activities, a number of companies are developing or evaluating new technology approaches. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

Even if our products are fully developed and receive the required regulatory approval, of which there can be no assurance, we believe that our products that require extensive sales efforts directed both at the consumer and the general practitioner can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area or in direct to consumer marketing. Consequently, our business model is to form strategic alliances with major or regional pharmaceutical companies for products to compete in these markets. Management believes that our development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace by adopting this strategy.

We plan to establish a sales and marketing organization to commercialize our product developments in the acute wound management, burn care and plastic surgery market segments. Management believes that a small dedicated sales and marketing organization can effectively commercialize products in these specialized areas.

Employees

As of December 31, 2006, we have 11 full-time and 1 part-time employees. Of these employees, eight are directly engaged in or directly support research and development activities of which five have advanced scientific degrees, two directly support commercial and business development activities and two are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

RISKS ASSOCIATED WITH OUR BUSINESS

We do not have significant operating revenue and we may never attain profitability.

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

Our financial condition may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.

Our ability to borrow funds or raise additional equity may be limited by our financial condition. Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

We may not successfully commercialize our drug candidates.

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceuticals based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues. We may be unable to successfully commercialize our drug candidates because:

▪	some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances
▪	our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs
▪	it may be difficult to manufacture or market our drug candidates in a large scale
▪	proprietary rights of third parties may preclude us from marketing our drug candidates
▪	third parties may market superior or equivalent drugs

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

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties. Specifically, we may need to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships. For our commercialized products we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Amlexanox 5% paste and OraDisc™
ProStrakan Ltd	•	United Kingdom and Ireland manufacturing marketing rights and regulatory approval;
Laboratories Dr. Esteve SA	•	Spain, Portugal, and Greece manufacturing and marketing rights;
Meda, AB	•	Scandinavia, the Baltic states and Iceland marketing rights;
Paladin Labs, Inc.	•	Canada manufacturing and marketing rights;
EpiTan, Ltd.	•	Australia and New Zealand for marketing rights;
Orient Europharma, Co., Ltd.	•	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore for marketing rights;

Zindaclin® and Residerm®
ProStrakan Ltd.	•	worldwide manufacturing, marketing and regulatory approval rights;
Crawford	•	sublicensed United Kingdom, Ireland, continental Europe, and CEE countries marketing rights;
Cantabria	•	sublicensed Italy and Spain marketing rights;
EpiTan, Ltd.	•	sublicensed Australia and New Zealand marketing rights;
Hyundai	•	sublicensed Korea marketing rights;
Taro	•	sublicensed Israel marketing rights;
Biosintetica	•	sublicensed Brazil marketing rights;
Five companies for nine other smaller countries with sublicensed marketing rights.

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

We have limited experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes, and we may not be able to manufacture any new pharmaceutical products that we may develop. As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to supply sufficient quantities of products to conduct clinical trials and for the manufacture, packaging, labeling, and distribution of finished pharmaceutical products. If we are unable to contract for a sufficient supply of our pharmaceutical products on acceptable terms, our preclinical and human clinical testing schedule may be delayed, resulting in the delay of our clinical programs and submission of product candidates for regulatory approval, which could cause our business to suffer. Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, and the market introduction and subsequent sales of such products. Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA. In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection. If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned. Our potential dependence upon third parties for the manufacture of our products may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

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

We licensed our patents for worldwide manufacturing and marketing for Zindaclin® and the ResiDerm® technology to ProStrakan Ltd. for the period of the patents. We receive a share of the licensing revenues and royalty on the sales of the product. ProStrakan has a contract manufacturer for Zindaclin® which is a European Union approved facility. Zindaclin® was approved in the United Kingdom and throughout most European Union countries including new member states and several non-European markets. Zindaclin® is marketed in UK, France, Germany, Ireland, Belgium, Cyprus, Israel, Australia, New Zealand, Spain, and Korea. Zindaclin® is under review in other markets including Brazil, Italy, and others.

We received regulatory approval from the FDA to manufacture and sell OraDisc™ A in September 2004 and are proceeding with our manufacturing and marketing plans for 2007.

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products are as follows:

▪	5% amlexanox paste is an approved product for sale in the US (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold

▪	Zindaclin® is an approved product for sale in the UK and extensively throughout European Union countries; in the approval process in other markets

▪	OraDisc™ A is an approved product for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2007

▪	Our other OraDisc™ products are currently in the development phase

▪	Nanoparticle aggregate product candidates are in the preclinical phase.

Due to the time consuming and uncertain nature of the drug candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application (“NDA”), or a 510(K), for FDA or other regulatory review.

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

The following products may compete with Residerm® products:

▪	Benzamycin, marketed by a subsidiary of Sanofi-Aventis;
▪	Cleocin-T and a generic topical clindamycin, marketed by Pfizer;
▪	Benzac, marketed by Galderma; and
▪	Triaz, marketed by Medicis Pharmaceutical Corp.

Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol® product. OTC products including Orajel (Del Laboratories) and Anbesol (Wyeth Consumer Healthcare) also compete in the aphthous ulcer market.

In the area of wound management, burn care, breast implants, and dermal fillers, which is the focus of our development activities, a number of companies are developing or evaluating new technology approaches. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug candidates, may depend substantially upon the reimbursement at acceptable levels of the costs of the resulting drugs and related treatments from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs. To date, the costs of our marketed products Aphthasol® and Zindaclin® generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs that we may develop in the future. Limited reimbursement for the cost of any drugs or devices that we develop may reduce the demand for, or price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

The market may not accept any pharmaceutical products that we successfully develop.

The drugs and devices that we are attempting to develop may compete with a number of well-established drugs and devices manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any drugs or devices developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers. Physicians, patients or the medical community in general may not accept or use any drugs or devices that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

Trends toward managed health care and downward price pressured on medical products and services may limit our ability to profitably sell any drugs that we any develop.

Lower prices for pharmaceutical products may result from:

▪	Third-party payers’ increasing challenges to the prices charged for medical products and services

▪
The trend toward managed health care in the Unites States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products

▪	Legislative proposals to reform healthcare or reduce government insurance programs

The cost containment measures that healthcare providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any healthcare reform, could limit our ability to profitably sell any drugs or devices that we may successfully develop. Moreover, any future legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement, may cause our business to suffer.

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others. As a result, although we, together with our subsidiaries, are the owner of U.S. patents and to U.S. patent applications now pending, and European patents and European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us. Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

▪	Zindaclin® and Residerm® between 2007 and 2020
▪	5% amlexanox paste in 2011
▪	Ora Disc™ in 2021
▪	Hydrogel Nanoparticle Aggregate in 2022

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

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry P. Gray. The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives. While we have an employment agreement with Mr. Gray his employment may be terminated at any time. Mr. Gray’s agreement expires in three years and is extendable each year thereafter on the anniversary date. We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance. In addition, due to the specialized scientific nature of or business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

Substantial sales of our common stock could lower our stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares of common stock or shares that we may issue or be obligated to issue in the future.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial preparation and presentation.

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implantation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2006, we did not own any real property. Effective April 1, 2006, we entered into a lease for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas. The Lease Agreement expires in April 2013. Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future. The minimum monthly lease obligation, which is exclusive of monthly operating expenses, of $9,034.53 continues for seventy four months as of December 31, 2006.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3. LEGAL PROCEEDINGS

We are aware of neither any pending nor threatened legal proceeding that, if adversely determined, would have a material adverse effect on us nor of any proceeding that a government agency is initiating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND REGISTRANT’S PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. Our shares are listed under the symbol "ULUR".

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Year Ended December 31, 2005 (a)	High	Low
First Quarter	$12.80	$1.60
Second Quarter	$2.00	$0.12
Third Quarter	$9.60	$0.04
Fourth Quarter	$4.60	$0.40

Year Ended December 31, 2006
First Quarter	$2.12	$1.24
Second Quarter	$2.01	$0.80
Third Quarter	$1.59	$0.90
Fourth Quarter	$2.50	$0.81

(a)	The high and low closing prices for the year ended December 31, 2005 have been restated to give effect of the 400 to 1 reverse stock split that occurred on March 29, 2006.

Record Holders

As at March 16, 2007, there are approximately 144 shareholders of record holding our common stock. On March 16, 2007, the closing price of our common stock was $5.05 and there were 61,407,896 shares of our common stock issued and outstanding.

Dividend Policy

To date, we have not declared or paid any cash dividends on our preferred stock or common stock and we do not anticipate paying any cash dividends on them in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11 for certain information with respect to the Company’s equity compensation plans in effect. at December 31, 2006.

Recent Sales of Unregistered Securities and Use of Proceeds From Registered Securities

On December 6, 2006, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended:

Name of Stockholder	Number of Shares
Brencourt Advisors LLC (1)	7,894,736
Chilton Investment Company, LLC (2)	3,157,895
Cornell Capital Partners, LP	1,263,157
Invus Public Equities L.P.	1,052,631
JANA Piranha Master Fund, Ltd.	7,368,421
Oscar S. Schafer & Partners I, LP	414,782
Oscar S. Schafer & Partners II, LP	4,533,603
OSS Overseas LTD	5,577,930
Pequot Capital Management, Inc. (3)	7,368,421
Prenox, LLC	5,263,15 7
Tudor Investment Corporation (4)	3,157,895
Total:	47,052,628

(1)
Shares are owned directly by Brencourt Multi Strategy Master LTD (4,342,106 shares), Man Mac Shreckhorn 14B LTD (1,421,052 shares), Partners Group Alternative Strategies PCC LTD - Yellow Kappa Cellis (710,526 shares) and Diadem IAM LTD (1,421,052 shares). Brencourt Advisors LLC is the investment manager of each such entity.

(2)
Shares are owned directly by Chilton Private Equity Partners I, LLC (526,316 shares), Chilton Small Cap International, LP (1,357,797 shares), and Chilton Small Cap Partners, LP (1,273,782 shares). All investment decisions of, and control of, these entities are held by Chilton Investment Company, LLC.

(3)
Pequot Capital Management, Inc. is the investment advisor or investment manager of certain funds that holds shares of the Company’s common stock. Shares are owned directly by Pequot Diversified Master Fund, Ltd (447,315 shares), Pequot Healthcare Fund, L.P. (3,243,625 shares), Pequot Healthcare Institutional Fund, L.P. (601,698 shares), Pequot Healthcare Offshore Funds, Inc. (2,502,587 shares), and Premium Series PCC Limited - Cell 32 (573,196 shares).

(4)
Shares are owned directly by Tudor Proprietary Trading, L.L.C. (220,105 shares), The Tudor BVI Global Portfolio Ltd. (408,768 shares) and Witches Rock Portfolio Ltd. (2,529,022 shares). Tudor Investment Corporation provides investment advisory services to each such entity.

The shares were issued pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), dated December 6, 2006, with certain institutional accredited investors. Pursuant to the Purchase Agreement, we sold to the investors an aggregate of 47,052,628 shares of our common stock, at a per share price of $0.95 for an aggregate purchase price of $44,699,998.85. Of the aggregate purchase price, $38,499,998.85 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures held by Cornell and Prenox.

We incurred a total of $4,229,989 for costs and expenses related to the offering, of which $3,229,846 was paid in cash. After deducting the cash offering expenses from the cash proceeds of the stock sale, the net cash proceeds to us from the offering were approximately $35,270,000. Of this amount, we used $13,000,000 to fully redeem our secured convertible debentures and $4,900,000 to reduce our Asset Purchase obligation to $350,000 which left approximately $17,370,000 for general working capital purposes.

We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Shares.

In connection with the transactions consummated by the Purchase Agreement, we also entered into an Investor Rights Agreement with the Investors. Under this agreement, we were obligated to register the Shares under the Act for resale by the Investors. On February 13, 2007, we received notice from the Securities and Exchange Commission that our registration statement on Form SB-2 (Registration No. 333-139417), originally filed December 15, 2006 and subsequently amended on February 9, 2007, was declared effective, thereby fulfilling our initial obligations under the Investor Rights Agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and other information in this Form 10-KSB contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock.

The following contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to penetration rates, the uncertainties associated with research and development activities, clinical trials, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, and other risks described below as well as those discussed elsewhere in this Form 10-KSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.

Business

ULURU Inc. (“ULURU”) is a Nevada corporation formed on September 17, 1987. We have changed our name numerous times since our original formation, but as of March 31, 2006 our name is ULURU Inc. We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers. The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. which was completed on October 12, 2005. This acquisition resulted in us acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. Utilizing this technology, three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

Recent Developments

On February 8, 2007, we entered into a strategic partnership with BioProgress PLC to market OraDisc™ B in the European Union, Commonwealth of Independent States, and Middle Eastern markets.

OraDisc™ B is a product developed from our adhesive film technology which incorporates 15 milligrams of benzocaine for the treatment of oral pain. The product is designed to adhere to the mucosal surface and selectively deliver pain relief to a localized area. Compared with currently marketed gel products, OraDisc™ B provides a significantly greater period of pain relief as the adhesive film is designed to erode over a 1 - 1.5 hour period. The market for oral pain relief in the United Kingdom alone is estimated at approximately $60 million. Based upon similar product launches, BioProgress expects penetration rates in core EU, CIS and Middle Eastern markets to reach approximately 12% within the first 3 years of product launch.

As part of the ten year agreement, BioProgress made an upfront payment, future milestone payments, both success and time related, which will all be recognized ratably over the life of the agreement, and they will purchase the OraDisc™ B product from us.

On December 8, 2006, we entered into an Amendment to Asset Sale Agreement (the "Amendment") with Access Pharmaceuticals, Inc. (“Access”), pursuant to which, we agreed to pay Access $5,250,000, in two payments, $4,900,000 which was paid on December 8, 2006 and $350,000 which is due on April 8, 2007, without interest, in settlement of the following obligations to Access:

▪	a payment of $3,700,000 that was due on October 11, 2006;
▪	a payment of $1,000,000 due on October 11, 2007, or on the date of the first launch of an OraDisc™ product; and
▪	certain future milestones which total $2,625,000.

As part of the transaction, we agreed to increase a remaining milestone from $750,000 to $875,000 for the achievement of cumulative sales of 100 million dollars for the products sold from the acquired topical technology. We also acquired from Access all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

We also entered into a mutual release with Access whereby both parties released and discharged each other from all claims through December 8, 2006.

On December 6, 2006, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with certain institutional accredited investors (the "Investors"). Pursuant to the Purchase Agreement, we sold to the Investors an aggregate of 47,052,628 shares (the "Shares") of our common stock, at an aggregate purchase price of $44,699,998. The purchase price paid per Share was $0.95. Of the aggregate purchase price, $38,499,998 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures (the "Debentures") held by Cornell Capital Partners, LP and Prenox, LLC (the "Noteholders").

We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Shares.

In connection with the transactions consummated by the Purchase Agreement, we also entered into an Investor Rights Agreement with the Investors. Under this agreement, we are obligated to register and maintain the registration of the Shares under the Act for resale by the Investors. On February 13, 2007, we received notice from the Securities and Exchange Commission that our registration statement was declared effective, thereby fulfilling our obligation under the Investor Rights Agreement.

In connection with the transactions consummated by the Purchase Agreement, we also entered into a Repayment Agreement with the Noteholders. Under this agreement and in full satisfaction of all obligations owed under the Debentures and the transaction documents entered into in connection herewith, (i) we agreed to pay the Noteholders an aggregate of $13,000,000 plus interest accrued on the Debentures since December 1, 2006, (ii) we accepted the Noteholders' subscriptions for Shares upon cancellation of an aggregate of $6,200,000 original principal amount of the Debentures and (iii) the purchase agreement pursuant to which the Noteholders purchased the Debentures and the security agreement, collateral assignment, guarantor security agreement, escrow agreement, transfer agent instructions, guaranty agreement and registration rights agreement entered into in connection therewith were terminated.

Employees

As of December 31, we have 11 full-time and 1 part-time employees. Of these employees, 8 are directly engaged in or directly support research and development activities of which 5 have advanced scientific degrees, two directly support commercial and business development activities and 2 are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Web Availability

We make available free of charge through our web site, www.uluruinc.com, our annual reports on Form 10-KSB and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the Board of Director's corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to ULURU Inc., 4452 Beltway Drive, Addison, TX 75001, Attn: Investor Relations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock. Our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to, also provide funding for operations. As of December 31, 2006 our cash and cash equivalents and short-term investments were $16,918,007 and our working capital (current assets less current liabilities) was $16,474,473. Our positive working capital at year end is attributed primarily to our sale of common stock that occurred in December 2006. We used a major portion of the proceeds from the stock sale to retire all of our long-term debt, which included the payment of a redemption premium of $2,600,000, as well as significantly reduce our Asset Purchase obligation to Access Pharmaceuticals, Inc. As of December 31, 2006 the Company’s available cash is expected to be sufficient to fund operations for the next three years.

We continue to expend funds to advance the development of our products, license additional products, and establish a sales and marketing operation to commercialize our wound care and OraDisc™ products. We believe that our financial results for 2007 will be affected positively by our commercialization of additional products during the last half of 2007, thereby increasing our revenues and improving our working capital.

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

Private sale of common stock

On December 6, 2006, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with certain institutional accredited investors (“Investors”). Pursuant to the Purchase Agreement, we sold to the Investors an aggregate of 47,052,628 shares of our common stock, at a per share price of $0.95 for an aggregate purchase price of $44,699,998.85. Of the aggregate purchase price, $38,499,998.85 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures held by Cornell and Prenox. On December 5, 2006 the closing price for our common stock was $0.90 per share.

We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Shares.

In connection with the transactions consummated by the Purchase Agreement, we also entered into an Investor Rights Agreement with the Investors. Under this agreement, we were obligated to register the Shares under the Act for resale by the Investors. On February 13, 2007, we received notice from the Security and Exchange Commission that our registration statement, originally filed December 15, 2006 and subsequently amended on February 9, 2007, was declared effective, thereby fulfilling our initial obligation under the Investor Rights Agreement.

Repayment of Long-term debt

In connection with the transactions consummated by the Purchase Agreement, we also entered into a Repayment Agreement with Cornell and Prenox (the "Noteholders"). Under this agreement and in full satisfaction of all obligations owed under our existing secured convertible debentures (the "Debentures") held by the Noteholders and the transaction documents entered into in connection therewith, (i) we agreed to pay the Noteholders an aggregate of $13,000,000 plus a redemption premium of $2,600,000 and interest accrued on the Debentures since December 1, 2006, (ii) we accepted the Noteholders' subscriptions for Shares upon cancellation of an aggregate of $6,200,000 original principal amount of the Debentures and (iii) the purchase agreement pursuant to which the Noteholders purchased the Debentures and the security agreement, collateral assignment, guarantor security agreement, escrow agreement, transfer agent instructions, guaranty agreement and registration rights agreement entered into in connection therewith were terminated.

Asset Purchase obligations

On December 8, 2006, we entered into an Amendment to Asset Sale Agreement (the "Amendment") with Access Pharmaceuticals, Inc. (“Access”). Pursuant to the Amendment, the Company agreed to pay Access $5,250,000, in two payments, $4,900,000 which was paid on December 8, 2006 and $350,000 which is due on April 8, 2007, without interest, in settlement of the following obligations to Access:

•	a payment of $3,700,000 that was due on October 11, 2006;
•	a payment of $1,000,000 due on October 11, 2007, or on the date of the first launch of an OraDisc™ product; and
•	certain future milestones which total $2,625,000.

As part of the transaction, we agreed to increase a remaining milestone from $750,000 to $875,000 for the achievement of cumulative sales of 100 million dollars for the product sold from the acquired topical technology. We also acquired from Access all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

Termination of Standby Equity Distribution Agreement

On October 12, 2005 we entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of common stock in increments of up to $1,000,000. We elected to terminate the SEDA on December 6, 2006.

RESULTS OF OPERATIONS

ULURU Inc. FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO
ULURU DELAWARE INC. AND THE TOPICAL BUSINESS COMPONENT FOR 2005

The comparison of operating results is based upon the audited financial statements of operations and cash flows for us for the year ended December 31, 2006 versus the combination of the audited financial statements of operations and cash flow for ULURU DELAWARE INC. for the period of September 7, 2005 (Inception) to December 31, 2005 (“the period ended December 31, 2005”) and the predecessor audited financial statements of operations and cash flows for the Topical Component for the period from January 1, 2005 through October 12, 2005 (“the period ended October 12, 2005”). The predecessor transactions for the Topical Component include the results of operations and cash flows based on the historical cost basis of all of the assets and liabilities of that Component, some of which were not acquired by ULURU on October 12, 2005, and therefore their results do not apply to the period subsequent to October 12, 2005. The combined financial results for 2005 may not be necessarily comparative to our results of operations and cash flows for 2006.

Total Revenues

Revenues were $1,534,453 for the year ended December 31, 2006, as compared to the Topical Component's revenues of $799,854 for the period ended October 12, 2005 and to Uluru Delaware Inc.’s revenues of $199,199 for the period ended December 31, 2005. Revenues for the year ended December 31, 2006 were comprised of domestic royalties of $249,788 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $124,057, foreign market licensing fees from Zindaclin® of $891,576, sponsored wound care research of $63,824, a non-recurring development fee of $50,000 associated with our OraDisc™ technology, and $155,208 for the sale of Aphthasol® to our domestic distributor.

The increase in revenues for the year ended December 31, 2006 as compared to the Topical/Uluru Delaware combined revenues for 2005 was $535,400 and is primarily attributable to foreign licensing fees for Zindaclin® resulting from milestones earned for product launches during 2006 in certain countries and for a new territory agreement with Crawford Healthcare, our current sub-licensee for the UK and Ireland. Additional revenue increases of $102,160 occurred in Sponsored Research due to specific non-recurring research projects completed in 2006. These two revenue increases for 2006 versus 2005 were partially offset by lower net revenues associated with our shift from a full-markup direct product sales approach for Aphthasol® domestically in 2005 to a royalty-based approach by our new domestic third party distributor for 2006.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold as a percentage of product sales was 117 percent for 2006, as compared to 40 percent for 2005 a reduction of 77 percent. The negative change was due to lower sales volume in 2006 as the Topical Component was selling the Aphthasol® product on a full retail markup basis in 2005 but receiving only limited royalties on the sale of Aphthasol®. We have since shifted to a limited retail mark-up basis for 2006 product sales but are receiving an enhanced royalty percentage based on gross revenues sold by our new domestic third-party distributor.

During 2006 we agreed to manufacture Aphthasol for our domestic distributor on a “fixed cost basis”. Unfortunately, we experienced problems with the manufacturing process during the year which increased our production costs beyond our expectations and our agreed to fixed cost basis. This resulting in our product cost of sales exceeding our product revenues. The manufacturing problems have since been corrected.

General and Administrative

General and administrative expenses increased approximately $731,905 due primarily to the following:

•
Increased salary and benefit expenses of approximately $542,000 as the President and Chief Financial Officer's compensation in the Topical Component's comparative 2005 was only partially allocated to Topical Component whereas their compensation is fully allocated for the year ended December 31, 2006;

•	Increased expenses for external consultants of $45,000;
•	Increased travel for business development purposes and the related costs of $41,000;
•	Increased legal fees of $39,000 for costs associated with patent applications and filings;
•	Increased insurance costs of $10,000;
•	Relocation costs for our new office space in Addison, Texas of $11,000; and
•	Cost of $250,000 associated with the December 2006 settlement of future milestones with Access Pharmaceuticals, Inc.

The increase in general and administrative expenses is partially offset by

•
Lower legal fees of $82,000 as we were not involved in any litigation in 2006 whereas the Topical Component incurred legal expense of $196,000 in 2005 for litigation, general corporate matters, and for licensing agreements;

•	Lower directors fee expense of $59,000;
•	Lower shareholder expenses of $40,000; and
•	Decrease in professional fees of $21,000 as Uluru Delaware Inc. incurred corporate formation costs in October 2005.

Amortization

Amortization expense was $1,052,395, an increase, as compared to the combined Topical Component/Uluru Delaware amortization expense, of $364,376 for 2005. This increase resulted mainly from our purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005, which increased the cost basis of the assets to fair market value under purchase accounting at that date at which time we began amortizing them over their remaining lives since such lives were not considered indefinite.

Depreciation

The $16,048 increase in depreciation expense for 2006 versus 2005 was due to the Company’s acquisition of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by us to them resulted in added depreciation expense during 2006. Alternatively, many other items had historic costs which were reduced by us at the time of their acquisition due to age and relatively lower replacement costs.

Interest Expense

Interest expense increased by almost 5 million dollars during, 2006, as compared to 2005 as a result of significant secured convertible debt financing obtained during the latter part of 2005, which debt was subsequently refinanced and increased during 2006, and the existing aforementioned obligations incurred in connection with the asset acquisition from Access Pharmaceuticals in 2005. Interest expense in 2006 also included $2,600,000 for a redemption premium paid at the time the secured convertible debt instruments were paid off in 2006.

Commitment Fee

We agreed to issue, at the time of the completion of the recapitalization and merger which occurred on March 30, 2006, 993,300 shares of our common stock as a commitment fee in connection with the SEDA for $30 million dollars provided by Cornell Capital. Those shares had a market value of $1.80 per share on March 31, 2006, for a total of $1,787,940. There was no commitment fee expense incurred in 2005 for the combined Topical Component/Uluru Delaware.

Liquidated Damages

As part of the December 2006 Repayment Agreement, Prenox, LLC and Cornell Capital Partners, LP agreed to cancel the liquidated damages of $1,885,000 incurred in August 2006 as a result of our failing to file a registration statement or to have a registration statement declared effective pursuant to the original Registration Rights Agreement.

Loss from Early Extinguishment of Debenture

We incurred two losses totaling $940,655 from the early extinguishment of our debentures during 2006, as follows:

On December 6, 2006, we redeemed all of our outstanding debentures, which were held by Prenox, LLC and Cornell Capital Partners, LP. As part of the retirement of the debentures, we recorded a loss from the early extinguishment of the debentures, which consisted of the write-off of the remaining balance of deferred financing costs of $383,121.

On August 30, 2006, we had issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. As part of the retirement of the original debenture, we recorded a loss from the early extinguishment of the Prenox secured convertible debenture, which consisted of the write-off of the remaining balance of deferred financing costs of $557,534.

Loss on Sale of Equipment

On July 9, 2006, we sold some of our underutilized laboratory equipment, located at our Canadian manufacturing supplier, for $17,500. As part of the conveyance, we eliminated the net book values of the equipment and recognized a loss of $30,143 on the sale.

ULURU DELAWARE INC. AND THE TOPICAL BUSINESS COMPONENT FOR 2005
COMPARED TO THE TOPICAL BUSINESS COMPONENT FOR 2004

Basis of Comparison for Years Ended December 31, 2005 and 2004

The comparison of operating results is based upon the combination of the audited financial statements of operations and cash flow for ULURU DELAWARE INC. for the period of September 7, 2005 (Inception) to December 31, 2005 and the predecessor audited financial statements of operations and cash flows for the Topical Component for the period from January 1, 2005 through October 12, 2005 (“2005”) versus the predecessor audited financial statements of operations and cash flows for the Topical Component for the year ended December 31, 2004 (“2004”). The predecessor transactions for the Topical Component include the results of operations and cash flows based on the historical cost basis of all of the assets and liabilities of that Component, some of which were not acquired by ULURU on October 12, 2005, and therefore their results do not apply to the period subsequent to October 12, 2005. The combined financial results for 2005 may not be necessarily comparative to the Topical Component results of operations and cash flows for 2004.

Revenues

Total revenues in 2005 were $999,053 as compared to $586,874 in 2004, an increase of $412,179. This increase in revenue was primarily the result of licensing revenues, which increased by $161,460 to $303,603. Licensing revenues are recognized over the period of the performance obligation under our licensing agreements. Licensing revenue recognized in both 2005 and 2004 were from several agreements; primarily agreements related to Zindaclin® and numerous smaller agreements for the marketing of the Amlexanox products.

Product sales of Aphthasol®, the product for the treatment of canker sores, totaled $577,685 in 2005 as compared to product sales of $350,575 in 2004. Sales in 2004 were limited due to a supply interruption of the product in the first three quarters of 2004. Supplies were ultimately manufactured in the third quarter of 2004 and sales resumed in late September 2004 and throughout 2005.

Sponsored research income for 2005 was $11,664. This was comprised of a wound care research program initiated in December 2005. There was no sponsored research income in 2004.

Cost of Products Sold

The Cost of Products Sold was $232,948 in 2005, as compared to $239,276 in 2004, a decrease of $6,328. The Cost of Products sold in 2004 was adversely impacted by the supply interruption that occurred through August 2004. The 2004 Product cost included approximately $54,000 of monthly expenses from January 2004 to August 2004 for logistics management even though there were no Aphthasol® product sales during that period as well as increased expenses in 2004 for Food and Drug Administration fees of approximately $80,000.

General and Administrative

General and Administrative expenses were $1,146,162 in 2005, a decrease of $470,702 from 2004. The decrease in total General and Administrative expense was primarily due to:

▪	Lower compensation costs of $186,000 due to a reduction in administrative personnel and lower salary and benefit expenses;
▪	A reduction of patent expense of $138,000 due to the international filing and registration expenses of the OraDisc™ patent occurring in 2004;
▪	A reduction in legal expenses in 2005 of $133,000 due to the completion of outstanding litigation with third parties;
▪	Shareholder expenses were lower by approximately $52,000 in 2005 due to savings in public relations services and a 2004 business evaluation report that did not occur in 2005;
▪	A reduction of approximately $ 28,000 in outside consulting expenses; and
▪	A decrease in expenses for Director & Officer insurance of approximately $16,000.

These decreases in General and Administrative expenses for 2005 were partially offset by increases in the following General and Administrative expenses:

▪	Increased expenses for accounting services of approximately $57,000 for Sarbanes Oxley compliance, as allocated to the Topical Component;
▪	The expense of $22,000 for the uncollectible accounts receivable associated with sales of Aphthasol® by the Topical Component’s domestic distributor; and
▪	An increase of $5,000 in the annual premium cost for product liability coverage.

Research and Development

Expenses for Research and Development were $1,925,590 in 2005, an increase of $310,519 from 2004. These research and development increases were due to:

▪	Increased development and production scale-up expenses associated with the OraDisc range of products of $342,000;
▪	Expenses of approximately $197,000 for the approval of OraDiscA™ by the Food and Drug Administration;
▪	Increased compensation costs of $16,000 for laboratory staffing to support the continued development of the OraDisc™ range of products;
▪	Increased rental costs for laboratory space of approximately $10,000;
▪	Increase expenses of $8,000 for laboratory equipment maintenance; and
▪	Increased development expenses for the nanoparticle wound care technology of approximately $9,000.

These increases in Research and Development expenses for 2005 were partially offset by decreases in the following Research and Development expenses:

▪	A decrease in production scale-up expense and process validation for Aphthasol® at the new contract manufacturer of $252,000; and
▪	Reduced travel and entertainment expenses of approximately $21,000.

Depreciation

The Depreciation expense for 2005 was $47,833, an increase of $5,866 from 2004. The 2005 increase in depreciation relates mostly to ULURU Delaware’s purchase of laboratory, computer, and office equipment from Access Pharmaceuticals on October 12, 2005. These assets were capitalized at their fair market value on the date of acquisition, thereby causing an overall increase in subsequent depreciation expense. Many items acquired from Access were fully depreciated, whereas values assigned by ULURU Delaware to the equipment resulted in added depreciation expense during 2005. Alternatively, many other equipment items had historic costs which were reduced by ULURU Delaware due to age and relatively lower replacement costs.

Amortization

The Amortization expense for 2005 was $364,376, an increase of $194,782 from 2004. The 2006 increase in amortization expense relates to ULURU Delaware’s purchase of three patents and one licensing agreement from Access Pharmaceuticals on October 12, 2005. These patent and licensing rights assets were capitalized at their fair market value on the date of acquisition, thereby causing an increase in subsequent amortization expense.

Other Income

Other Income for 2005 was $94,105, an increase of $55,214. The increase is attributed to foreign currency gains relating to deferred revenues for European licensing fees by the Topical Component.

Interest Expense

Interest expense for 2005 was $445,690, an increase of $327,370. The total interest expense for 2005 after the acquisition of the Access assets was $328,777, of which $237,778 relates to ULURU Delaware’s new note payable to ULURU Inc. of $10,700,000, effective October 12, 2005, and the balance related to the amortization of interest imputed on the asset purchase obligations to Access. The remainder of the 2005 interest expense of $116,913 and the $118,320 for 2004 were interest amounts calculated on the funds invested by Access for the Topical Component net assets during those periods.

Our Net Loss for 2005 was $3,069,440, a reduction of $105,887 from the 2004 Net Loss of $3,175,327.

ITEM 7. FINANCIAL STATEMENTS

Our audited consolidated financial statements at and for the fiscal years ended December 31, 2006 and 2005, together with the related notes thereto, have been included in this annual report on pages F-2 through F-25 We hereby incorporate by reference these financial statements in this annual report in response to this Item 7.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted by our Chief Executive Officer, Mr. Kerry P. Gray and our Chief Financial Officer, Mr. Terrance K. Wallberg.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE ACT

The following table sets forth the Directors, Executive Officers, and Key Employees of the Company along with their respective ages and positions and is as follows:

Name	Age	Position
Kerry P. Gray (1)(2)	54	Chief Executive Officer, President, Director
William W. Crouse (1)(5)(6)(7)	64	Chairman, Director
David E. Reese, PhD. (1)(5)(6)(7)	34	Director
Jeffrey B. Davis (1)(5)(6)(7)	43	Director
Terrance K. Wallberg (2)	52	Chief Financial Officer, Vice President
Daniel G. Moro (3)	60	Vice President Polymer Drug Delivery
John V. St. John, PhD. (3)	35	Vice President Material Sciences
W. Eric Bowditch (4)	59	Vice President Business Development.

(1)	Assumed position as director on March 31, 2006.
(2)	Assumed position as executive officer on March 31, 2006.
(3)	Assumed position as key employee on March 31, 2006.
(4)	Assumed position as key consultant on March 31, 2006.
(5)	Member of Audit Committee
(6)	Member of Compensation Committee
(7)	Member of Nominating and Corporate Governance Committee

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have compensated our directors for their service on the Board of Directors, or any committee thereof, with the issuance of stock options. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each officer serves at the discretion of the Board of Directors.

No director, Officer, affiliate or promoter of ours has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Kerry P. Gray was the President and CEO of Access Pharmaceuticals and a director of Access Pharmaceuticals from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served the same capacity at Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

William W. Crouse is Managing Director and General Partner of HealthCare Ventures LLC, one of the world's largest biotech venture capital firms. Mr. Crouse was former Worldwide President of Ortho Diagnostic Systems and Vice President of Johnson & Johnson International. He also served as Division Director of DuPont Pharmaceuticals and as President of Revlon Health Care Group's companies in Latin America, Canada and Asia/Pacific. Currently, Mr. Crouse serves as a Director of The Medicines Company and several private biotechnology companies. Mr. Crouse formerly served as a Director of Imclone Systems, BioTransplant, Inc., Dendreon Corporation, OraSure Technologies, Inc., Human Genome Sciences, Raritan Bancorp, Inc., Allelix Biopharmaceuticals, Inc. and several private biotechnology companies. Mr. Crouse currently serves as Trustee of Lehigh University and as Trustee of the New York Blood Center. Mr. Crouse is a graduate of Lehigh University (Finance and Economics) and Pace University (M.B.A.).

Dr. David E. Reese is a biotechnology consultant for both the healthcare and financial industries. The founder of Alexea Consulting, Dr. Reese has advised biotechnology companies on issues of strategic alliances and capital acquisition. As a sell-side analyst, Dr. Reese advises hedge funds on drug candidates, scientific due diligence and pipeline valuations. Dr. Reese’s most recent sell-side position was as Biotech Analyst for Saturn DKR Management where he built a 125 million dollar biotechnology portfolio. Dr. Reese obtained his Bachelors of Science in Microbiology from Arizona State University. He performed his Doctoral research at Vanderbilt University in the School of Medicine. Dr. Reese conducted research fellowships at the University of Texas Southwestern Medical Center, and Cornell University. Dr. Reese has numerous publications and has contributed to multiple academic reviews as well as a book chapter in a medical textbook. His specific research areas included diabetes, cardiovascular disease, congenital abnormalities and cancer.

Jeffrey B. Davis has extensive experience in investment banking, and corporate development and financing for development stage, life sciences companies. Mr. Davis is currently President of SCO Financial Group LLC, and President and Financial Principal of SCO Securities LLC, SCO's NASD-member broker-dealer. Additionally, Mr. Davis has served on many boards of directors for life sciences companies, and currently sits on the boards of Virium Pharmaceuticals, Inc., Access Pharmaceuticals, Inc., and Somanta Pharmaceuticals, Inc. Previously, Mr. Davis served as Chief Financial Officer of a publicly traded, NASDAQ-NM healthcare company. Prior to that, Mr. Davis was Vice President, Corporate Finance, at Deutsche Bank AG and Deutsche Morgan Grenfell, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff. Prior to that, Mr. Davis was involved in marketing and product management at Philips Medical Systems North America. Mr. Davis has an M.B.A. from the Wharton School of Business, University of Pennsylvania, and a B.S. in Biomedical Engineering from the College of Engineering, Boston University.

Terrance K. Wallberg, a Certified Public Accountant, possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies. Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management and previous to that was CFO for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company. During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community. Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer. Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas.

Daniel G. Moro was Vice President, Polymer Drug Delivery at Access Pharmaceuticals from September 2000 until October 2005. He managed various drug delivery projects related to Hydrogel polymers. He invented the mucoadhesive erodible drug delivery technology (OraDisc™) for the controlled administration of actives and is the co-inventor of our hydrogel nanoparticle aggregate technology. Previously, Mr. Moro served as Vice President, Operations for a Division of National Patent Development Corporation (NPDC) which developed the soft contact lens. Prior to his operational experience, Mr. Moro spent 20 years at the NPDC as a senior research scientist and invented and commercialized several technologies, including a hydrogel burn and wound dressing and a subcutaneous retrievable drug delivery implant to treat prostate cancer. Mr. Moro has over twenty five years experience of pharmaceutical development and holds nine patents related to drug delivery applications, four of which have been commercialized.

Dr. John V. St. John was a Senior Scientist at Access Pharmaceuticals, Inc. from March 2000 until October 2005. He served as team leader during the early identification of Access Pharmaceuticals’ oncology drug, AP5346. Dr. St. John served as team leader for the hydrogel team from January 2002 to October 2005 during the development of the Hydrogel Nanoparticle Aggregate Technology and is the co-inventor of this technology. He holds one patent. Dr. St. John has served as an adjunct faculty member in the Department of Biomedical Engineering at the University of Texas Southwestern Medical School while at Access Pharmaceuticals. Previously, Dr. St. John served as a Dreyfus Fellow and Assistant Professor in the Department of Chemistry of Southern Methodist University from August 1998 to March 2000. He has earned a graduate certificate in Marketing from the SMU Cox School of Business. Dr. St. John served as the elected Chair of the Dallas Fort Worth American Chemical Society Section for 2005 and is a current member in the American Chemical Society, the Materials Research Society, and the Controlled Release Society.

W. Eric Bowditch is a senior international pharmaceutical executive with over 30 years experience in global business development, licensing, marketing and strategic planning. He serves as President, IntaPro LLC, a company focused on corporate business development, licensing and partnering. Prior to this he was President & CEO, Strakan Life Sciences, Inc. between 1998 and 2002. Between 1996 and 1998, he was Vice President Business Development, Access Pharmaceuticals, Inc. From 1992 to 1996, he was Head of Worldwide Business Development, Ohmeda Pharmaceuticals before the acquisition by Baxter International. From 1984-1991, he was Worldwide Director, Business Development & Strategic Marketing, Rhone-Poulenc Rorer. W. Eric Bowditch has an MBA from the University London, a Postgraduate Diploma in Marketing and a Postgraduate Diploma in Management Studies.

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

Code of Business Conduct and Ethics

On March 31, 2006 we adopted a written Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, applicable to all employees, management, and directors, designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Business Conduct and Ethics.

Board Committees and Corporate Governance

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

At a meeting of the Board of Directors on June 15, 2006, the Board nominated and elected the three independent Directors of the Company to comprise the committees for Audit, Compensation, and Nominating and Corporate Governance. Each committee is presently composed of three Directors, William W. Crouse, Jeffrey B. Davis, and David E. Reese, PhD., all determined by the Board to be independent under applicable SEC and NASDAQ rules and regulations.

The Audit Committee is governed by a charter, which is available on our website at www.uluruinc.com under the heading "Investor Relations" and delegates to the Audit Committee, among other things, the responsibility to engage the independent auditors, review the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls. At least one member of the Audit Committee is an "Audit Committee Financial Expert". The Board of Directors has determined that Jeffrey B. Davis meets the definition of an "Audit Committee Financial Expert" and is independent under applicable SEC and NASDAQ rules and regulations.

The Compensation Committee has responsibility for approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options under our Incentive Plan and other benefits and general review of our employee compensation policies. The charter of the Compensation Committee is available on our website at www.uluruinc.com under the heading "Investor Relations."

The Nominating and Corporate Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing the Company's corporate governance guidelines. The charter of the Nominating and Corporate Governance Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations.

ITEM 10. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the heading “Compensation of Directors and Executive Officers”. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of December 31, 2006, relating to the beneficial ownership of common stock by:

●	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

●	each of our named executive officers and directors; and

●	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is 4452 Beltway Drive, Addison, Texas 75001.

Percentage ownership in the following table is based on 61,407,876 shares of common stock outstanding as of March 16, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 16, 2007 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

5% or Greater Stockholders:
Kerry P. Gray	9,939,000	16.2%
Entities affiliated with Brencourt Advisors LLC (1)	7,894,736	12.9%
William L. Collins (2)	359,062	0.6%
Cornell Capital Partners, LP (3)	3,172,885	5.1%
JANA Partners LLC (4)	6,118,421	10.0%
Oscar S. Schafer & Partners I, LP (5)	414,782	0.7%
Oscar S. Schafer & Partners II, LP (5)	4,533,603	7.4%
OSS Overseas LTD (5)	5,577,930	9.1%
Pequot Capital Management, Inc. (6)	8,023,421	13.1%
Prenox, LLC (7)	4,357,158	7.1%
Entities affiliated with Tudor Investment Corporation (8)	3,157,895	5.1%

Directors and Named Executive Officers:
Kerry P. Gray, President, Chief Executive Officer, Director	9,939,000	16.2%
Terrance K. Wallberg, Chief Financial Officer, Treasurer	245,511	*
William W. Crouse, Chairman, Director	50,000	*
David E. Reese, Director	-0-
Jeffrey B. Davis, Director	-0-

Directors and Executive Officers as a Group (5 persons)	10,234,511	16.7%

* Less than 1% of the total outstanding common stock.

(1)
The address for Brencourt Advisors LLC is 600 Lexington Avenue, New York, NY 10022. Shares are owned directly by Brencourt Multi Strategy Master LTD (4,342,106 shares), Man Mac Shreckhorn 14B LTD (1,421,052 shares), Partners Group Alternative Strategies PCC LTD - Yellow Kappa Cellis (710,526 shares) and Diadem IAM LTD (1,421,052 shares). Brencourt Advisors LLC is the investment manager of each such entity.

(2)
The address for William L. Collins is c/o Brencourt Advisors LLC, 600 Lexington Avenue, New York, NY 10022. Shares are owned directly by Mr. Collins. Mr. Collins is the Chairman and CEO of Brencourt Advisors LLC and makes investment decisions on behalf of Brencourt Advisors, LLC. Mr. Collins expressly disclaims beneficial interest in shares owned and controlled by Brencourt Advisors LLC.

(3)
The address for Cornell Capital Partners, LP is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. Shares beneficially owned by Cornell Capital Partners, LP represents 2,402,505 shares of common stock and 418,933 shares of common stock upon exercise of currently outstanding warrant owned directly by Cornell Capital Partners, LP and 351,447 shares of common stock owned by Highgate House Funds, Ltd. The shares available for exercise of the warrant owned by Cornell are limited as the terms of the warrant prohibit exercise if the aggregate number of shares of common stock to be held by Cornell or Highgate after such exercise would exceed 4.99% of the issued and outstanding common stock. House Funds, Ltd. and Cornell Capital Partners, LP are affiliated as Highgate is a wholly owned subsidiary of, and controlled by, Cornell Capital Partners, LP, a Cayman Island limited partnership. Highgate and Cornell are managed by the same investment manager, Yorkville Advisors, LLC, located at 101 Hudson Street, Suite 3700, Jersey City, NY 07302. Investment decisions for Yorkville Advisors are made by Mark Angelo, its portfolio manager.

(4)	The address for JANA Partners LLC is 200 Park Avenue, Suite 3300, New York, NY 10166. JANA Partners LLC is the investment manager for JANA Piranha Master Fund, Ltd.
(5)
The address for Oscar S. Schafer & Partners I, LP ("OSS I"), Oscar S. Schafer & Partners II, LP ("OSS II") and OSS Overseas LTD (“OSS Overseas”) is 598 Madison Avenue, 10th Floor, New York, NY 10022. OSS I, OSS II are holders of common stock. All investment decisions of, and control of, OSS I and OSS II are held by its general partner, O.S.S. Advisors LLC. Oscar S. Schafer and Andrew J. Goffe are the managing members of O.S.S. Advisors LLC. All investment decisions of, and control of, OSS Overseas are held by its investment manager, O.S.S. Capital Management LP. Schafer Brothers LLC is the general partner of O.S.S. Capital Management LP. Oscar S. Schafer and Andrew J. Goffe are the managing members of Schafer Brothers LLC. Each of Messrs. Schafer and Goffe disclaims beneficial ownership of the shares held by OSS I, OSS II and OSS Overseas except to the extent of his pecuniary interest therein.

(6)
The address for Pequot Capital Management, Inc., 500 Nyala Farm Road, Westport, CT 06880. Shares beneficially owned by Pequot Capital Management, Inc. represent 8,023,421 shares of Common Stock. Pequot Capital Management, Inc., which is the Investment Manager/Advisor (as applicable) to certain investment funds that are holders of record, exercises sole dispositive, investment and voting power for all the shares, except that Pequot Capital Management, Inc. does not hold voting power over 576,596 shares held of record by Premium Series PCC Limited-Cell 32. Arthur J. Samberg is the controlling shareholder of Pequot Capital Management, Inc. and disclaims beneficial ownership of the shares except for his pecuniary interest.

(7)
The address for Prenox, LLC is 623 Fifth Avenue, 32nd Floor, New York, NY 10022. Shares of common stock are owned directly be Prenox, LLC and the foregoing does not include any shares of common stock issuable upon exercise of warrants that are held by Prenox, LLC, the terms of which prohibit exercise if the aggregate number of shares of common stock to be held by Prenox after such exercise would exceed 4.99% of the issued and outstanding common stock. Prentice Capital Management, LP is the manager of Prenox, LLC and exercises voting and investment power over such shares. Prentice Capital Management, LP expressly disclaims beneficial ownership of the shares

(8)
The address for Tudor Investment Corporation ("TIC") is 50 Rowes Wharf, 6th Floor, Boston, MA 02110. Shares are owned directly by Tudor Proprietary Trading, L.L.C. ("TPT") (220,105 shares), The Tudor BVI Global Portfolio Ltd. ("BVI Portfolio") (408,768 shares) and Witches Rock Portfolio Ltd. ("Witches Rock") (2,529,022 shares). Because TIC provides investment advisory services to BVI Portfolio and Witches Rock, it may be deemed to beneficially own the shares held by BVI Portfolio and Witches Rock. TIC expressly disclaims such beneficial ownership. Because Paul Tudor Jones, II is the Chairman and indirect majority equity holder of TPT, Mr. Jones may be deemed to beneficially own the shares deemed beneficially owned by TIC and TPT. Mr. Jones expressly disclaims such beneficial ownership. Because James J. Pallotta is the Vice-Chairman of TPT and makes investment decisions with respect to the Company's common stock, Mr. Pallotta may be deemed to beneficially own the shares deemed beneficially owned by TIC and TPT. Mr. Pallotta expressly disclaims such beneficial ownership.

Securities authorized for issuance under equity compensation

We adopted our 2006 Equity Incentive Plan on March 27, 2006 authorizing 2,000,000 shares under the plan. We have issued 1,350,000 options or rights under this plan. The balance of the options outstanding as of December 31, 2006 is 650,000.

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Stock Option Plan	1,350,000	$1.29	650,000

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,350,000	$1.29	650,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into employment agreements with Kerry P. Gray, President and Chief Executive Officer, and Terrance K. Wallberg, Vice President and Chief Financial Officer. The term of Mr. Gray's agreement is three years from January 1, 2006 and automatically renews annually unless 6 month notice is provided by us. The agreement with Mr. Wallberg is for an initial term of one year from January 1, 2006 automatically renews annually unless 6 month notice of non-renewal is provided by us. Additional information regarding these agreements is included in the “Management” section of this Form 10-KSB.

In September 2006 we reimbursed Mr. Gray $213,593 for funds advanced to us for working capital in July and August, 2006 in the amount of $178,000 and for professional fees of $35,593 paid by Mr. Gray on behalf of our wholly owned subsidiary, Uluru Delaware Inc., in September 2005.

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit Number		Description of Document

3.1.1		Articles of Incorporation dated September 17, 1987 (1)
3.1.2		Articles of Amendment dated December 17, 1990 (1)
3.1.3		Articles of Amendment dated April 16, 1993 (1)
3.1.4		Articles of Amendment dated August 19, 1999 (1)
3.1.5		Articles of Amendment dated March 13, 2000 (1)
3.1.6		Articles of Amendment dated January 30, 2002 (1)
3.1.7		Articles of Amendment dated March 29, 2006 (4)
3.1.8		Articles of Amendment dated March 31, 2006 (4)
3.2		Bylaws (1)
10.1		Securities Purchase Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.2		Security Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.3		Collateral Assignment dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.4		Guaranty Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.5		Guarantor Security Agreement dated October 12, 2005 by and among the Merger Corp., Highgate House Ltd., and Prenox, LLC. (2)
10.6		Escrow Agreement dated October 12, 2005 by and among the Registrant, Highgate House, Ltd., Prenox, LLC, and Gottbetter & Partners, LLP. (2)
10.7		Escrow Shares Escrow Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., Prenox, LLC, and Gottbetter & Partners. (2)
10.8		Investor Registration Rights Agreement dated October 12, 2005 by and among the Registrant, Highgate House, Ltd. and Prenox, LLC. (2)
10.9		OXFV Convertible Debenture for $3,000,000 issued by the Registrant and Highgate House, Ltd. dated October 12, 2005. (2)
10.10		OXFV Convertible Debenture for $10,000,000 issued by the Registrant and Prenox, LLC dated October 12, 2005. (2)
10.11		Warrant issued by the Registrant to Highgate House, Ltd., dated October 12, 2005. (2)
10.12		Warrant issued by the Registrant to Prenox, LLC, dated October 12, 2005. (2)
10.13		Bridge Loan and Control Share Pledge and Security Agreement dated October 12, 2005 by and among ULURU Delaware Inc., the Registrant, and Mr. Kerry P. Gray. (2)
10.14		Security Agreement dated October 12, 2005 by and among ULURU Delaware Inc., the Registrant, and Mr. Kerry P. Gray. (2)
10.15		Pledge and Escrow Agreement dated October 12, 2005 by and among the Registrant, ULURU Delaware Inc., Mr. Kerry P. Gray, and Gottbetter & Partners, LLP. (2)
10.16		Convertible Debenture for $10,700,000 issued by ULURU Delaware Inc. to the Registrant, dated October 12, 2005. (2)
10.17		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (2)
10.18		Indemnifying Escrow Agreement dated October 12, 2005 by and among the Registrant, Mr. Kerry P. Gray and Gottbetter & Partners, LP. (2)
10.19		Standby Equity Distribution Agreement dated October 12, 2005 by and between the Registrant and Cornell Capital Partners, LP. (2)
10.20		SEDA Registration Rights Agreement dated October 12, 2005 by and between the Registrant and Cornell Capital Partners, LP. (2)
10.21		Placement Agent Agreement dated October 12, 2005 by and among the Registrant, Cornell Capital Partners, LP, and Newbridge Securities Corp. (2)
10.22		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.23		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.24		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.25		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (4)
10.26		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (4)
10.27		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (4)
10.28		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (4)
10.29	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Kerry P. Gray. (4)
10.30	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (4)
10.31	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (4)
10.32		Secured Convertible Debenture with Cornell Capital Partners, L.P., date June 9, 2004 (5)
10.33		Standby Equity Distribution Agreement, dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.33		Security Agreement, Dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.34		Warrant to Purchase Common Stock of Uluru Inc. issued to Highgate House Funds, Ltd., dated October 12, 2005. (7)
10.35		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 20, 2006. (6)
10.36		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (6)
10.37	*	Uluru Inc. 2006 Equity Incentive Plan (3)
10.38		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (7)
10.39		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (7)
10.40		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (7)
10.41		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (7)
10.42	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (8)

19		Notice to Security Holders, dated February 27, 2006 (3)
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s registration statement on Form 10-SB filed on March 8, 2002.
(2)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(3)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(4)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(5)		Incorporated by reference to the Company’s registration statement on SB-2 filed on June 9, 2004.
(6)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006
(7)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006
(8)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2006 and 2005, Braverman International, P.C., our independent registered public accounting firm, billed us $46,006 and $114,641, respectively, for audit fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, the quarterly review of unaudited interim financial statements included in our Forms 10-QSB, and services in connection with registration statements filed with the SEC, including the delivery of consents and “comfort letters”.

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

ULURU Inc.

Date: March 19, 2007	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer, Director
Principal Executive Officer

Date: March 19, 2007	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2007	/s/ William W. Crouse
William W. Crouse, Director

Date: March 19, 2007	/s/ David E. Reese
David E. Reese, Director

Date: March 19, 2007	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

ULURU Inc.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Page

Report of Independent Registered Public Accounting Firm - ULURU Inc.	F-2

Report of Independent Registered Public Accounting Firm - ULURU Delaware Inc.	F-3

Consolidated Balance Sheet as of December 31, 2006	F-4

Consolidated Statements of Operations for the year ended December 31, 2006 and for Uluru Delaware Inc. for the period from September 7, 2005 (Inception) to December 31, 2005 and for the Topical Component for the period from January 1, 2005 to October 12, 2005
F-5

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2006	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for Uluru Delaware Inc. for the period from September 7, 2005 (Inception) to December 31, 2005 and for the Topical Component for the period from January 1, 2005 to October 12, 2005
F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheet of ULURU Inc. (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ULURU Inc., as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
February 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Delaware Inc.
Addison, Texas

We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of ULURU Delaware Inc. (a Delaware corporation) for the period from September 7, 2005 to December 31, 2005, and the statements of operations and cash flows of the net assets of the Topical Business Component of Access Pharmaceuticals, Inc. and Subsidiaries (a Delaware corporation) for the period from January 1, 2005, to October 12, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ULURU Delaware Inc. for the period from September 7, 2005 to December 31, 2005, and the results of operations and cash flows of the net assets of the Topical Business Component of Access Pharmaceuticals, Inc. and Subsidiaries for the period from January 1, 2005, to October 12, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona
June 9, 2006

ULURU Inc.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets
Cash	$16,918,007
Accounts receivable - trade	672,534
Prepaid expenses and deferred charges	265,935
Total Current Assets	17,856,476

Property, Plant & Equipment, net	691,132

Other Assets
Patents, net	12,098,869
Deposits	20,749
Total Other Assets	12,119,618

TOTAL ASSETS	$30,667,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$273,534
Accrued liabilities	475,218
Accrued liabilities - related party	63,984
Royalty advance	219,268
Asset purchase obligation	350,000
Total Current Liabilities	1,382,003

COMMITMENTS AND CONTINGENCIES	---

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 59,896,939	59,897
Additional paid-in capital	41,886,896
Accumulated (deficit)	(12,661,571)
Total Stockholders’ Equity	29,285,223

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,667,226

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	ULURU Inc.	ULURU DELAWARE INC.	Topical Component of Access Pharmaceuticals, Inc.
	For the Year Ended	From September 7, 2005 (Inception) to	From January 1, 2005 to
	December 31, 2006	December 31, 2005	October 12, 2005

REVENUES
License fees	$891,576	$98,716	$204,887
Royalty income	373,845	30,425	75,676
Product sales	155,208	58,394	519,291
Other	113,824	11,664	---
Total Revenues	1,534,453	199,199	799,854

COSTS AND EXPENSES
Cost of goods sold	181,546	23,767	209,181
Research and development	1,950,376	325,078	1,600,512
General and administrative	1,878,067	233,648	912,514
Amortization	1,052,395	228,599	135,777
Depreciation	63,881	14,449	33,384
Total Costs and Expenses	5,126,266	825,540	2,891,368

OPERATING (LOSS)	(3,591,813)	(626,341)	(2,091,514)

Other Income (Expense)
Interest and miscellaneous income	65,980	2,636	91,469
Interest expense	(5,424,518)	(328,777)	(116,913)
Commitment fee - Standby Equity Agreement	(1,787,940)	---	---
Loss on early extinguishment of debenture	(940,655)	---	---
Loss on sale of equipment	(30,143)	---	---

NET (LOSS)	$(11,709,089)	$(952,482)	$(2,116,958)

Basic and diluted net (loss) per common share	$(.71)	$(1.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,457,978	850,499

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, September 7, 2005 (Inception)	-0-	$-0-	$-0-	$-0-	$-0-

Capitalization	11,000,000	11,000	(10,978)	-0-	22
Net (loss) for the period	---	---	---	(952,482)	(952,482)
Balance, December 31, 2005	11,000,000	11,000	(10,978)	(952,482)	(952,460)

Recapitalization, March 31, 2006	851,011	851	(1,561,078)	--	(1,560,227)

Shares issued as commitment fee for SEDA agreement - March 31, 2006	993,300	993	1,786,947	--	1,787,940

Stock warrant issued for 1,125,000 shares on August 30, 2006	--	--	232,493	--	232,493
Stock warrant issued for 2,270,000 shares on December 8, 2006	--	--	1,000,143	--	1,000,143

Issuance of common stock - 47,052,628 shares at $0.95 per share for cash and debt conversion on December 8, 2006	47,052,628	47,053	44,652,946	--	44,699,999
Stock offering costs	--	--	(4,229,989)	--	(4,229,989)

Share-based compensation of employees	--	--	15,906	--	15,906
Share-based compensation of non-employees	--	--	506	--	506

Net (loss) for the year	--	--	--	(11,709,089)	(11,709,089)

Balance, December 31, 2006	59,896,939	$59,897	$41,886,896	$(12,661,571)	$29,285,222

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	ULURU Inc.	ULURU DELAWARE INC.	Topical Component of Access Pharmaceuticals, Inc.
	For the Year Ended	From September 7, 2005 (Inception) to	From January 1, 2005 to
	December 31, 2006	December 31, 2005	October 12, 2005
OPERATING ACTIVITIES :
Net (loss)	$(11,709,089)	$(952,482)	$(2,116,958)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,052,395	228,599	132,771
Depreciation	63,881	14,449	33,384
Commitment fee - Standby Equity Agreement	1,787,940	--	--
Liquidated damages	-0-	--	--
Loss on early extinguishment of debenture	940,655	--	--
Loss on sale of equipment	30,143	--	--
Share based compensation of employees	15,906	--	--
Share based compensation of non-employees	506	--	--
Amortization of restricted stock grants	--	--	26,137
Interest - Financing costs	371,947	--	--
Interest - Imputed	340,969	90,999	--
Interest - Debt discount (warrant)	232,493	--	--
Interest - Repayment premium of debenture	3,200,000	--	--
Product costs acquired in asset acquisition	-0-	16,218	--

Change in operating assets and liabilities :
Accounts receivable	(508,093)	(143,269)	(90,937)
Inventory	77,710	(77,710)	104,106
Prepaid expenses and deferred charges	21,129	(275,516)	351,572
Deposits	8,324	--	--
Accounts payable	(72,604)	138,698	231,656
Accrued liabilities	53,739	377,679	(159,028)
Royalty advance	(249,788)	(30,944)	--
Accrued interest	(356,124)	--	--
Deferred revenues	-0-	237,778	588,918
Total Adjustments	7,011,129	576,981	1,218,579

Net Cash (Used) in Operating Activities	(4,697,960)	(375,501)	(898,379)

INVESTING ACTIVITIES :
Increase in property, plant, and equipment	(424,545)	(741)	(19,674)
Proceeds from sale of equipment	14,500	--	--
Increase in patent assets	(356,780)	--	--
Cash received in recapitalization of the Company	128,045	--	--
Cash paid to acquire net assets of Topical Component of Access Pharmaceuticals, Inc.	-0-	(8,700,000)	--
Net Cash (Used) in Investing Activities	(638,781)	(8,700,741)	(19,674)

FINANCING ACTIVITIES :
Repayment of capital lease obligation	(53,710)	(13,401)	(48,634)
Proceeds from exchange of convertible debentures, net	2,699,975	--	--
Redemption of convertible debentures	(13,000,000)	--	--
Repayment of asset purchase obligation	(4,622,048)	--	--
Increase in asset purchase obligation, net	350,000	--	--
Proceeds from sale of common stock, net	38,499,999	--	--
Stock offering costs, net	(3,229,846)	--	--
Receipt of stock subscription receivable	22	--	--
Proceeds from notes payable	-0-	10,700,000	--
Financing provided by Access Pharmaceuticals, Inc.	-0-	--	966,687
Net Cash Provided by Financing Activities	20,644,391	10,686,599	918,053

Net Increase in Cash	15,307,650	1,610,357	-0-

CASH, beginning of period	1,610,357	--	--
CASH, end of period	$16,918,007	$1,610,357	$-0-

Supplemental Schedule of Noncash Investing and Financing Activities :

ULURU Inc.

Redemption of convertible debentures on December 6, 2006
Debenture - Prenox, LLC	$13,000,000
Debenture - Cornell Capital Partners, LP	3,000,000
Total Debentures	16,000,000
Redemption premium	3,200,000
Total Redemption amount	19,200,000
Less : Redemption in common stock	(6,200,000)
Total Redemption in cash	$13,000,000

Proceeds from stock sale on December 6, 2006
Common stock sold (47,052,628 shares @ $0.95)	44,699,999
Less : Common stock used to redeem debenture	(6,200,000)
Cash proceeds from stock sale	$38,499,999

Stock offering costs associated with stock sale on December 6, 2006
Total stock offering costs	$4,229,989
Less : warrant issued in lieu of cash for placement commission	(1,000,143)
Total stock offering costs in cash	$3,229,846

Net proceeds from exchange of convertible debenture on August 30, 2006
Convertible debenture issued	$13,000,000
Less : redemption of convertible debenture	(10,000,025)
Less : debenture issuance costs	(300,000)
Proceeds from debenture exchange, net	$2,699,975

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006
Liabilities assumed	$13,694,962
Less : non-cash assets	12,006,690
Less : cash received in recapitalization	128,045
Total non-monetary net liabilities assumed	$1,560,227

ULURU DELAWARE INC.

Common stock subscriptions for 2,200 shares		$22

Purchase of net assets of Topical Component of Access Pharmaceuticals, Inc. of October 11, 2005
Assets acquired:
Inventory of finished goods		$16,218
Property and equipment		396,820
Patents		12,765,080
Licensing rights		250,000
Total assets acquired		$13,428,118

Obligations issued and liabilities assumed:
Purchase obligations issued, net		$4,190,080
Capital lease obligations assumed		38,038
Advance royalty obligation assumed		500,000
Total obligations issued and liabilities assumed		4,728,118

Balance of cash paid at closing		8,700,000
Total consideration paid		$13,428,118

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$4,835,258	$-0-

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

History

ULURU Inc. (“ULURU”, “we”, “our”, “us”, or the “Company”), formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc., was in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It ceased being a development stage enterprise on March 31, 2006, as a result of the stock exchange transaction described below.

On October 12, 2005, ULURU entered into a merger agreement with ULURU INC., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ULURU formed on September 29, 2005. On March 31, 2006, under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, "a statutory merger or consolidation".

ULURU Delaware was a privately held Delaware corporation, formed on September 7, 2005. It is a diversified emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.

The first step in achieving this objective was the acquisition of the Topical Business Component of Access Pharmaceuticals, Inc. (“Access, Topical Component, or Business”) which was completed on October 12, 2005. This acquisition (also referred herein as the Business or Predecessor) resulted in ULURU Delaware acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. Utilizing this technology, three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

The Topical Business’ customer base consists of numerous strategic alliances with partners throughout the world to manufacture and market our products. ULURU Delaware’s initial operations include a research and development facility in Addison, Texas, a third party distribution arrangement for the sale of a product in the United States and a network of strategic partners (licensees and sub licensees) globally.

The Asset Purchase Agreement (the “Agreement”) with Access provided for ULURU Delaware to acquire the assets of the Topical Business Component of Access, consisting mainly of laboratory equipment, furniture and fixtures, and intellectual property consisting of three patents, a license to utilize a patented technology worldwide, and in process research and development. This acquisition, which was made under purchase accounting criteria, also included the assumption of three capital lease obligations associated with equipment used in the topical business, and the advance royalty paid by Discus Dental, effective December 2005 the Company’s sole distributor of Aphthasol® in the United States.

As a result of the merger, we acquired, for 11,000,000 shares of our common stock, all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of ULURU, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting as of March 31, 2006 will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations when acquired by us. Both companies have a December 31 year end.

The historical financial information included in the accompanying consolidated financial statements of ULURU Inc. prior to March 31, 2006 are that of ULURU Delaware. The results of operations and cash flows for the Topical Business Component are presented for comparison purposes and are not included as part of the cumulative historical financial information of ULURU Inc.

All intercompany transactions have been eliminated in the consolidated financial statements presented herewith.

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

On March 31, 2006, ULURU acquired, through its wholly-owned subsidiary (Uluru Acquisition Corporation) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corporation. ULURU acquired ULURU Delaware in exchange for 11,000,000 shares of ULURU's common stock. All securities issued pursuant to the merger are "restricted" stock and were subject to a two year Lock-up Agreement as well as all applicable re-sale restrictions specified by federal and state securities laws. The shareholders of ULURU immediately prior to the merger retained 851,011 shares of common stock.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented after giving effect to all stock splits including the 400 for 1 reverse stock split approved by our stockholders on March 29, 2006. Because we reported a net loss for each of the years ended December 31, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Income Taxes

We use the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Opinion No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

Revenue recognition

We recognize revenue from license payments not tied to achieving a specific performance milestone ratably over the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management's part. License revenues are earned when received from foreign sub-licensees as there is no control by us over the foreign sub-licensees and no performance criteria to which we are subject.

We recognize revenue ratably from performance payments, when such performance is substantially in our control and when we believe that completion of such performance is reasonably probable, over the period during which we estimate that we will complete such performance obligations.

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

Revenue in connection with license arrangements is recognized over the term of the arrangement and is limited to payments collected or due and reasonably assured of collection. In circumstances where the arrangement includes a refund provision, we defer revenue recognition until the refund condition is no longer applicable unless, in our judgment, the refund circumstances are within our operating control and unlikely to occur.

We recognize revenue and related costs from the sale of our products at the time the products are shipped to the customer.

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

Research and Development Expenses

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs," our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. As of December 31, 2006, there were no such capitalized materials, equipment or facilities.

Cash Equivalents

For purposes of the accompanying financial statements, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

We invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate securities with high quality ratings, and U.S. government securities taking into consideration the need for liquidity and capital preservation. These investments are not held for trading or other speculative purposes. We are exposed to credit risk in the event of default by high quality corporations and by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation, generally $100,000 per account.

Allowance for Doubtful Accounts

We estimate the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2006, no allowance for collectibility was needed and there were no accounts written off during the year as uncollectible.

Inventory

Inventories are stated at the lower of cost or market value. Raw material inventory cost is determined on the first-in, first-out method. Costs of finished goods are determined by an actual cost method. As of December 31, 2006, we did have approximately $49,000 of value associated with our raw materials inventory; however, no cost basis was assigned to the year end inventory as it was acquired at no cost.

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

Deferred Charge

From time to time fees are payable to the Federal Food and Drug Administration in connection with new drug applications submitted by the Company and annual user drug prescription fees. Such fees are considered deferred charges since they are not recoverable. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 2007.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. There has been no impairment losses determined or recorded for the year.

Derivatives

We occasionally issue financial instruments that contain an embedded instrument. At inception, we assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.

We determined that all embedded items associated with financial instruments during 2006 which qualify for derivative treatment, were properly separated from their host. As of December 31, 2006, we did not have any derivative instruments.

Concentrations of credit risk

Financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2006 our cash and cash equivalents totaled $16,918,007. However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in corporate securities with high quality ratings. These investments are not held for trading or other speculative purposes. We are exposed to credit risk in the event of default by these high quality corporations

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2006. Two customers exceeded the 5% threshold, one with 87.3% and the other with 11.8%. We believe that these accounts are collectible as of December 31, 2006.

NOTE 3. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS No. 154 in the first fiscal quarter of 2006. The adoption did not have a material effect on our consolidated financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.

The value of each employee stock option granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which are generally the vesting periods. We did not have any unvested employee stock options prior to January 1, 2006.

Stock-based awards issued to non-employees are accounted for using the fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award to non-employees is estimated using the Black-Scholes option pricing model.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the potential impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. We have not yet evaluated the potential impact of adopting SFAS No. 157 on our consolidated financial statements.

NOTE 4. SEGMENT INFORMATION

We operate in one business segment, the research, development and commercialization of pharmaceutical products that address unmet medical needs. Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from one licensee for domestic activities and from one licensee for international activities.

Domestic revenues represented 34% of total revenues for the year ended December 31, 2006, whereas International revenues were 66% for the year ended December 31, 2006. The following table summarizes our sources of revenues by geographic area:

	ULURU Inc.	ULURU DELAWARE INC.	TOPICAL COMPONENT OF ACCESS PHARMACEUTICALS, INC.
	Year Ended December 31,	From September 7, 2005 (Inception) to December 31,	From January 1, 2005 to October 12,
	2006	2005	2005
Domestic	$516,320	$76,503	$542,624
International	1,018,133	122,696	257,230
Total Revenues	$1,534,453	$199,199	$799,854

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2006 follows:

Property, Plant and Equiment	Cost	Accumulated Depreciation and Amortization	Net Book Value
Furniture and laboratory equipment	$637,776	$62,087	$575,689
Computer and office equipment	51,979	9,745	42,234
Computer software	4,108	1,141	2,967
Leasehold improvements	78,244	8,002	70,242
Total Property, Plant and Equipment	$772,107	$80,975	$691,132

NOTE 6.  PATENTS

A summary of patents as of December 31, 2006 follows:

Patents	Cost	Accumulated Amortization	Net Book Value
Zindaclin	$3,729,000	$300,288	$3,428,712
Amlexanox (Aphthasol®)	2,090,000	419,321	1,670,679
Amlexanox (OraDisc™ A)	6,873,080	528,515	6,344,565
OraDisc™	73,000	5,611	67,389
Hydrogel nanoparticle aggregate	589,858	2,334	587,524
Total Patents	$13,354,938	$1,256,069	$12,098,869

On December 8, 2006 we entered into an Amendment to the Asset Sale Agreement with Access Pharmaceuticals, Inc. As part of the transaction, we acquired from Access all patent rights and all intellectual properties associated with the Hydrogel Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Hydrogel Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

NOTE 7. ACCRUED LIABILITIES

A summary of accrued liabilities as of December 31, 2006 follows:

Accrued Liabilities
Accrued taxes - payroll	$106,302
Accrued benefits - employee	298,040
Accrued insurance	70,876
Contract research payable	-0-
Total accrued liabilities	$475,218

The accrued taxes- payroll relate to advances obtained by the former president of the Company, which were treated as the net amount of compensation paid to him in 2005 since applicable withholding taxes were never paid at that time. The difference between the advances paid and the gross amount of the compensation relates to the unpaid taxes, interest and penalties accrued through December 31, 2006. Management is of the opinion that the advances and the payroll taxes reported as owed may be ultimately settled with the former president as further discussed in Note 12.

NOTE 8. ADVANCED ROYALTY

As part of the October 12, 2005 asset purchase from Access, we assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor for Aphthasol® paste. Royalties earned from the sale of Aphthasol by the distributor will first be offset against the advanced royalty.

Royalty Advance, April 2005	$500,000

Royalties earned - 2005	30,944
Royalties earned - 2006	249,788
Royalty Advance, as of 12/31/06	$219,268

NOTE 9. ASSET PURCHASE OBLIGATIONS

On December 8, 2006, we entered into an Amendment to the Asset Sale Agreement with Access pursuant to which we agreed to pay Access $5,250,000, in two payments, $4,900,000 which was paid on December 8, 2006 and $350,000 which is due on April 8, 2007, in settlement of the following obligations:

▪	a payment of $3,700,000 that was due on October 11, 2006;
▪	a payment of $1,000,000 due on October 11, 2007, or on the date of the first launch of an OraDisc™ product; and
▪	certain future milestones which total $2,625,000.

As part of the transaction, we agreed to increase a remaining milestone from $750,000 to $875,000 for the achievement of cumulative sales of 100 million dollars for the product sold from the acquired topical technology. We also acquired from Access all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

We also entered into a mutual release with Access whereby both parties released and discharged each other from all claims through December 8, 2006.

NOTE 10. DEBT AND EQUITY FINANCING

On December 6, 2006, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with certain institutional accredited investors (the "Investors"). Pursuant to the Purchase Agreement, we sold to the Investors an aggregate of 47,052,628 shares (the "Shares") of our common stock, at an aggregate purchase price of $44,699,998.40. The purchase price paid per Share was $0.95. Of the aggregate purchase price, $38,499,998.40 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures (the "Debentures") held by Prenox, LLC and Cornell Capital Partners, LP (the "Noteholders").

The Registrant relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"), for the issuance of the Shares.

In connection with the transactions consummated by the Purchase Agreement, we also entered into an Investor Rights Agreement with the Investors. Under this agreement we are obligated to register the Shares under the Act for resale by the Investors. Upon the occurrence of certain events set forth in the agreement (including, without limitation, a registration statement covering the Shares not being filed with, or being declared effective by, the Securities and Exchange Commission, in each case as set forth in the agreement), we could be required to pay the Investors cash penalties up to an aggregate of five percent (5%) of the aggregate purchase price paid by the Investors for Shares purchased under the Purchase Agreement.

In connection with the transactions consummated by the Purchase Agreement, we also entered into a Repayment Agreement with the Noteholders. Under this agreement and in full satisfaction of all obligations owed under the Debentures and the transaction documents entered into in connection herewith, (i) we agreed to pay the Noteholders an aggregate of $13,000,000 plus interest accrued on the Debentures since December 1, 2006, (ii) we accepted the Noteholders' subscriptions for Shares upon cancellation of an aggregate of $6,200,000 original principal amount of the Debentures and (iii) the purchase agreement pursuant to which the Noteholders purchased the Debentures and the security agreement, collateral assignment, guarantor security agreement, escrow agreement, transfer agent instructions, guaranty agreement and registration rights agreement entered into in connection therewith were terminated.

On August 30, 2006, we completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners, LP (“Cornell”) for the refinancing of its existing $13,000,000 secured convertible debentures held by Prenox and Cornell.

Prenox
As part of the refinancing, we issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture, which provided $2,700,000 of working capital to us after deducting financing costs of $300,000.

Cornell
Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture, which had been assigned to it by Highgate House Fund.

The new debentures were due December 31, 2007 and bear an interest rate of ten percent per annum. The Company was required to remit monthly interest-only payments on the debentures commencing on September 29, 2006. In connection with the transaction we issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share. The sale of the debentures and issuance of the warrant was made under Section 4(2) and Rule 506 of the Securities Act of 1933. We repaid both debentures, in full, on December 6, 2006 as noted above.

A summary of our interest expense for the year ended December 31, 2006 follows:
	Interest	Redemption Premium	Financing Cost Amortization	Total
Prenox, LLC	$1,022,450	$2,600,000	$269,343	$3,891,793
Cornell Capital Partners, LP	217,445	600,000	102,604	920,049
Access Pharmaceuticals, Inc.	340,969	-0-	-0-	340,969
Uluru Delaware Inc. (1)	267,500	-0-	-0-	267,500
Other	4,207	-0-	-0-	4,207
Total Interest Expense	$1,852,571	$3,200,000	$371,947	$5,424,518

(1) Represent subsidiary pre-merger interest expense to parent from January 1, to March 31, 2006.

NOTE 11. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On March 29, 2006, we amended our articles of incorporation to provide for the approval by the Shareholders and Board of Directors of a 400 for 1 reverse stock split, a decrease in the authorized shares of common stock to 200 million from 400 million, and the authorization of up to 20,000 shares of Preferred stock, par value $.001 per share. Accordingly, all shares referred to in the accompanying consolidated financial statements and included in these Notes give retroactive effect to this authorization.

Warrants

The following table summaries the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2006 and the changes therein during the year then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted - Average Exercise Price
Warrants outstanding - January 1, 2006	5,000,000	$0.01
Warrants issued	3,395,000	1.05
Warrants exercised	-0-	--
Warrants cancelled	-0-	--
Warrants outstanding - December 31, 2006	8,395,000	$0.43

Of the shares of common stock subject to exercise as of December 31, 2006, expiration of the right to exercise is as follows:

Date of expiration	Number of Shares of Common Stock Subject to Expiration
October 12, 2010	5,000,000
August 30, 2011	1,125,000
December 6, 2011	2,270,000
Total	8,395,000

NOTE 12. COMMITMENTS AND CONTINGENCIES

Milestone Payments

We were subject to paying Access for up to $4,750,000 in eleven enumerated milestones, if we achieved annual net sales volumes of 20 million dollars or 40 million dollars on any one product, and 20 million dollars on all products, and at levels of 50 million dollars and 100 million dollars for cumulative net sales and reached certain defined technology milestones including licensing agreements and advancing products to clinical development.

On December 8, 2006, we entered into an Amendment to the Asset Sale Agreement with Access pursuant to which we agreed to a full settlement for six of the eleven future milestones, and added an increase to one milestone (cumulative sales of the products of 100 million dollars) from $750,000 to $875,000. We paid $250,000 for the settlement of the six future milestones which, if achieved, would have totaled $2,625,000.

As of December 31, 2006, our future milestone obligations, if achieved, now total $2,250,000; relating to milestones based on annual sales of 20 and 40 million dollars on sales of the products, 20 million dollars on sales of any one product, and 50 and 100 million dollars on cumulative sales of the products.

Compensation claim

We received written notice from Dan Leonard, former CEO of Oxford Ventures, Inc., the predecessor Company name, claiming he is owed options to purchase 100,000 shares of our common stock at a per share exercise price equal to $1.25.

We believe that we are entitled to certain offsets from Mr. Leonard which may mitigate his compensation claim as further discussed in Note 7. The Company and Mr. Leonard are currently negotiating a resolution to each of their claims.

NOTE 13. LOSS ON EARLY EXTINGUISHMENT OF DEBENTURE

We recognized two losses on the early extinguishment of debentures which total $940,665 for the year ended December 31, 2006.

On December 6, 2006 we retired the existing Debentures issued to Prenox, LLC and Cornell Capital Partners, LP (collectively “Noteholders”) by remitting to the Noteholders an aggregate of $13,000,000 plus interest accrued on the Debentures since December 1, 2006 and we accepted the Noteholders' subscriptions for shares of common stock upon cancellation of an aggregate of $6,200,000 original principal amount of the Debentures. Upon retirement of the debentures, we recorded a loss from early extinguishment of the secured convertible debentures, which consisted of the write-off of the remaining balance of the deferred financing costs of $383,121.

As part of the August 30, 2006 refinancing with Prenox, we issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture. Upon retirement of the original debenture, we recorded a loss from early extinguishment of the Prenox secured convertible debenture, which consisted of the write-off of the remaining balance of the deferred financing costs of $557,534.

NOTE 14. SHARE BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as our method of valuation under SFAS 123(R) and a single option award approach. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense recognized in our Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The value of employee stock options granted during the year ended December 31, 2006 was estimated using the Black-Scholes model with the following assumptions:

Year Ended December 31, 2006
Expected volatility	51.4%
Risk-fee interest rate	4.44% - 4.54%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term ( in years)	1.0 - 4.0

The expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments. The estimated expected term is based on employee exercise behavior.

During the fourth quarter of 2006, the Board of Directors granted the following awards to certain directors, executives, and employees.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	1,275,000	$0.38	$483,335

At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards, as adjusted for expected forfeitures, is approximately $467,429. The period over which the unearned stock-based compensation is expected to be recognized is approximately four years. We anticipate that we will grant additional share-based awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these grants are not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumption are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the year ended December 31, 2006, which was allocated as follows:

Year Ended December 31, 2006
Research and development	$2,868
General and administrative	13,038
Stock-based compensation included in operating expenses	$15,906
Total stock-based compensation expense	$15,906
Tax benefit	---
Stock-based compensation expense, net of tax	$15,906

Stock-based awards issued to non-employees are accounted for using the fair value method and are remeasured to fair value at each reporting period and adjusted until the commitment date is reached; being either the date that a performance commitment is reached or the performance of the consultant is complete. The Company utilizes a Black-Scholes option pricing model to determine the fair value of such awards.

The value of non-employee stock options granted during the year ended December 31, 2006 was estimated using the Black-Scholes model with the following assumptions:

Year Ended December 31, 2006
Expected volatility	51.4%
Risk-fee interest rate	4.44%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term ( in years)	4.0

The expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on our history and expectation of dividend payments.

During the fourth quarter of 2006, the Board of Directors granted the following awards to non-employee consultants.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	75,000	$0.39	$29,558

At December 31, 2006, the balance of unearned stock-based compensation to be expensed in future periods is approximately $29,052.

The following table summarizes stock-based compensation to non-employees for the year ended December 31, 2006, which was allocated as follows:

Year Ended December 31, 2006
Research and development	$-0-
General and administrative	506
Stock-based compensation included in operating expenses	$506

The following table presents the activity for options for the year ended December 31, 2006:

		Weighted Average
	Options	Exercise price	Remaining life in years
Outstanding, beginning of year	-0-	$-0-	---
Granted	1,350,000	1.29	10
Forfeited/cancelled	-0-	---	---
Exercised	-0-	---	---
Outstanding, end of year	1,350,000	$1.29	10

The following table presents the stock option grants for the year ended December 31, 2006:

Date of Grant	Options Granted	Exercise Price	Stock Price on Date of Grant
December 9, 2006	700,000	$0.95	$0.91
December 13, 2006	650,000	1.65	1.65
Total grants	1,350,000

Summary of Plans

2006 Equity Incentive Plan

Our board of directors adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”) in March 2006, which provides for the granting and issuance of up to 2 million shares of our common stock which shares have been reserved for future issuance. As of December 31, 2006, we granted options to purchase 1,350,000 shares of common stock which were outstanding at a weighted average exercise price of $1.29 per share and 650,000 shares remained available for future grant.

Our board of directors administers our Incentive Plan, however, they may delegate this authority to a committee of one or more board members. Our board has delegated such authority nonexclusively to our compensation committee and certain grants may also be made by our special stock option committee. The board of directors or a committee of the board has the authority to construe, interpret, amend and modify our Incentive Plan as well as to determine the terms of an award. Our board of directors may amend or modify our Incentive Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees, directors and consultants. A stock option may be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code or a nonstatutory stock option.

In general, the duration of a stock option granted under our Incentive Plan cannot exceed ten years. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of grant. A nonstatutory stock option may be granted with an exercise price as determined by the Board or a special stock option committee. An incentive stock option may be transferred only on death, but a nonstatutory stock option may be transferred as permitted in an individual stock option agreement.

Incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to which incentive stock options are exercisable for the first time by an optionholder during any calendar year under all of our stock Incentive Plans may not exceed $100,000. An incentive stock option granted to a person who at the time of grant owns or is deemed to own more than 10% of the total combined voting power of all classes of our outstanding stock or any of our affiliates must have a term of no more than five years and an exercise price that is at least 110% of fair market value at the time of grant.

The Incentive Plan administrator determines the term of stock options granted under our Incentive Plan, up to a maximum of ten years, except in the case of certain incentive stock options, as described below. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service. If an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionee dies within a certain period following cessation of service, the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

Unless the Incentive Plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionee may designate a beneficiary, however, who may exercise the option following the optionee's death.

Stock appreciation rights ("SARs") granted under our Incentive Plan entitle the holder to receive, subject to the provisions of the Incentive Plan and an award agreement, a payment having an aggregate value equal to the product of (i) the excess of (A) the fair market value of a share of our common stock on the exercise date over (B) the base price per share specified in the award agreement, times (ii) the number of shares specified by the SAR, or portion thereof, which is exercised. Payment of the amount receivable by a holder upon any exercise of a SAR may be made by the delivery of shares of our common stock or cash, or any combination of shares and cash, as determined by the plan administrator. SARs are transferable only as provided in the award agreement. No SARs were granted or are outstanding as of December 31, 2006.

Restricted stock awards and stock unit awards granted under our Incentive Plan entitle the holder (i) in the case of restricted stock awards, to acquire shares of our common stock and (ii) in the case of stock unit awards, to be paid the fair market value of our common stock on the exercise date. Stock unit awards may be settled in shares of common stock, cash or a combination thereof, as determined by the Incentive Plan administrator. Restricted stock awards and stock unit awards are subject to vesting periods and other restrictions and conditions as the Incentive Plan administrator may include in an award agreement. Unvested restricted stock awards and stock units may not be transferred except as set forth in an award agreement. No restricted stock awards or stock unit awards were granted or are outstanding as of December 31, 2006.

Award agreements for restricted stock awards specify the applicable restrictions on the shares of common stock subject to a given award, the duration of such restrictions and the times at which such restrictions lapse with respect to all or a specified number of shares. Notwithstanding the foregoing, the Incentive Plan administrator may reduce or shorten the duration of any restriction applicable to any shares of common stock awarded to any holder. A holder's rights as a shareholder with respect to the shares of restricted stock awarded are specified in an award agreement.

Award agreements for stock unit awards specify the number and terms and conditions of such stock units, as well as the manner in which such stock units may be exercised and the holder's rights as a shareholder with respect to such stock units.

NOTE 15. INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2006, of approximately $5,030,436 were reduced to zero, after considering the valuation allowance of $5,030,436, since there is no assurance of future taxable income. As of December 31, 2006 we have consolidated net operating loss carryovers for income tax purposes of $14,795,401, which is comprised of operating loss carryovers of $7,024,774 for the Company and $7,770,627 for Uluru Delaware, our wholly owned subsidiary. The operating loss carryovers will begin expiring as follows:

Year	Consolidated Loss Carryovers
2022	$34,248
2023	95,666
2024	910,800
2025	1,687,528
2026	12,067,159
Total	$14,795,401

The following is an analysis of deferred tax assets as of December 31, 2006:

	Deferred	Valuation
	Tax Assets	Allowance		Balance
Deferred tax assets at December 31, 2005	$927,603	$	(927,603)	$-0-

Additions for the year:
Uluru Inc.	122,896		(122,896)	-0-
Uluru Delaware Inc.	3,979,937		(3,979,937)	-0-

Deferred tax assets at December 31, 2006	$5,030,436	$	(5,030,436)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2006		2005
Expected income tax (benefit) at federal statutory tax rate -34%	$	(3,981,090)	$	(323,845)
Permanent differences		5,897		47
Amortization of deferred start up costs		(4,744)		-0-
Valuation allowance		$3,979,937		$323,798
Income tax expense		$-0-		$-0-

Because of the significant share issuances in 2003 and 2006, the net operating loss carryforwards may be limited in their annual use when applied against taxable earnings in future periods pursuant to Section 382 of the Internal Revenue Code.

NOTE 16. RELATED PARTY TRANSACTIONS

We reimbursed $213,593 to Kerry P. Gray, Chief Executive Officer of the Company, in September 2006 for funds he advanced to the Company for working capital in July and August, 2006 in the amount of $178,000 and for professional fees of $35,593 paid by him on behalf of the Company’s subsidiary, Uluru Delaware Inc., in September 2005. As of December 31, 2006 we owed Mr. Gray a balance of $62,500.

NOTE 17. STANDBY EQUITY DISTRIBUTION AGREEMENT

On October 12, 2005, we entered into a new Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Under the SEDA, Cornell committed to purchase over the course of two years from the date of the effectiveness of a registration statement up to $30,000,000 of the Registrant's common stock. On December 6, 2006 we elected to terminate the Standby Equity Distribution Agreement with Cornell Capital Partners, LP as well as a Registration Rights Agreement and a Placement Agent Agreement.

NOTE 18. LEASE OBLIGATION

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas. The minimum monthly lease obligation of $9,034.53, which is exclusive of monthly operating expenses, commenced on April 1, 2006 and continues for eighty four (84) months.

Calendar Years	Future Lease Expense
2007	$108,414
2008	108,414
2009	108,414
2010	108,414
2011 & Beyond	243,934
Total	$677,590

Our rent expense for the years’ ending December 31, 2006 and 2005 was $83,861 and $68,985, respectively

NOTE 19. SUBSEQUENT EVENT

Agreement with BioProgress Plc

On February 8, 2007, we announced a strategic partnership with BioProgress PLC to market OraDisc™ B in the European Union, Commonwealth of Independent States, and Middle Eastern markets upon completion of the product development.

OraDisc™ B is a product being developed from our adhesive film technology which incorporates 15 milligrams of benzocaine for the treatment of oral pain. The product is designed to adhere to the mucosal surface and selectively deliver pain relief to a localized area

As part of the ten year agreement, BioProgress made an upfront payment, future milestone payments, both success and time related, which will all be recognized ratably over the life of the agreement, and will purchase the OraDisc™ B product from us.

Investor Rights Agreement

On February 13, 2007, we received notice from the Security and Exchange Commission that the Company’s registration statement, originally filed December 15, 2006 and subsequently amended on February 9, 2007, was declared effective, thereby fulfilling our initial obligation under the Investor Rights Agreement dated December 6, 2006.

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1.1		Articles of Incorporation dated September 17, 1987 (1)
3.1.2		Articles of Amendment dated December 17, 1990 (1)
3.1.3		Articles of Amendment dated April 16, 1993 (1)
3.1.4		Articles of Amendment dated August 19, 1999 (1)
3.1.5		Articles of Amendment dated March 13, 2000 (1)
3.1.6		Articles of Amendment dated January 30, 2002 (1)
3.1.7		Articles of Amendment dated March 29, 2006 (4)
3.1.8		Articles of Amendment dated March 31, 2006 (4)
3.2		Bylaws (1)
10.1		Securities Purchase Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.2		Security Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.3		Collateral Assignment dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.4		Guaranty Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., and Prenox, LLC. (2)
10.5		Guarantor Security Agreement dated October 12, 2005 by and among the Merger Corp., Highgate House Ltd., and Prenox, LLC. (2)
10.6		Escrow Agreement dated October 12, 2005 by and among the Registrant, Highgate House, Ltd., Prenox, LLC, and Gottbetter & Partners, LLP. (2)
10.7		Escrow Shares Escrow Agreement dated October 12, 2005 by and among the Registrant, Highgate House Ltd., Prenox, LLC, and Gottbetter & Partners. (2)
10.8		Investor Registration Rights Agreement dated October 12, 2005 by and among the Registrant, Highgate House, Ltd. and Prenox, LLC. (2)
10.9		OXFV Convertible Debenture for $3,000,000 issued by the Registrant and Highgate House, Ltd. dated October 12, 2005. (2)
10.10		OXFV Convertible Debenture for $10,000,000 issued by the Registrant and Prenox, LLC dated October 12, 2005. (2)
10.11		Warrant issued by the Registrant to Highgate House, Ltd., dated October 12, 2005. (2)
10.12		Warrant issued by the Registrant to Prenox, LLC, dated October 12, 2005. (2)
10.13		Bridge Loan and Control Share Pledge and Security Agreement dated October 12, 2005 by and among ULURU Delaware Inc., the Registrant, and Mr. Kerry P. Gray. (2)
10.14		Security Agreement dated October 12, 2005 by and among ULURU Delaware Inc., the Registrant, and Mr. Kerry P. Gray. (2)
10.15		Pledge and Escrow Agreement dated October 12, 2005 by and among the Registrant, ULURU Delaware Inc., Mr. Kerry P. Gray, and Gottbetter & Partners, LLP. (2)
10.16		Convertible Debenture for $10,700,000 issued by ULURU Delaware Inc. to the Registrant, dated October 12, 2005. (2)
10.17		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (2)
10.18		Indemnifying Escrow Agreement dated October 12, 2005 by and among the Registrant, Mr. Kerry P. Gray and Gottbetter & Partners, LP. (2)
10.19		Standby Equity Distribution Agreement dated October 12, 2005 by and between the Registrant and Cornell Capital Partners, LP. (2)
10.20		SEDA Registration Rights Agreement dated October 12, 2005 by and between the Registrant and Cornell Capital Partners, LP. (2)
10.21		Placement Agent Agreement dated October 12, 2005 by and among the Registrant, Cornell Capital Partners, LP, and Newbridge Securities Corp. (2)
10.22		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.23		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.24		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
10.25		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (4)
10.26		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (4)
10.27		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (4)
10.28		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (4)
10.29	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Kerry P. Gray. (4)
10.30	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (4)
10.31	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (4)
10.32		Secured Convertible Debenture with Cornell Capital Partners, L.P., date June 9, 2004 (5)
10.33		Standby Equity Distribution Agreement, dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.33		Security Agreement, Dated May 18, 2004, with Cornell Capital Partners, L.P. (5)
10.34		Warrant to Purchase Common Stock of Uluru Inc. issued to Highgate House Funds, Ltd., dated October 12, 2005. (7)
10.35		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 20, 2006. (6)
10.36		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (6)
10.37	*	Uluru Inc. 2006 Equity Incentive Plan (3)
10.38		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (7)
10.39		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (7)
10.40		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (7)
10.41		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (7)
10.42	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (8)

19		Notice to Security Holders, dated February 27, 2006 (3)
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s registration statement on Form 10-SB filed on March 8, 2002.
(2)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(3)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(4)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(5)		Incorporated by reference to the Company’s registration statement on SB-2 filed on June 9, 2004.
(6)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006
(7)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006
(8)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.