Form 10QSB
period 2007-03-31
ULURU INC.
filed 2007-05-15
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2007

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

The number of outstanding shares of registrant's Common Stock on May 15, 2007 was 61,826,809.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU Inc.

FORM 10-QSB

For the Three Months Ended MARCH 31, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$16,952,481	$16,918,007
Accounts receivable - trade	340,694	672,534
Inventory	314,791	-0-
Prepaid expenses and deferred charges	164,727	265,935
Total Current Assets	17,772,693	17,856,476

Property and Equipment, net	911,326	691,132

Other Assets
Patents, net	11,836,166	12,098,869
Deposits	20,749	20,749
Total Other Assets	11,856,915	12,119,618

TOTAL ASSETS	$30,540,934	$30,667,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$574,870	$273,534
Accrued liabilities	283,908	475,218
Accrued liabilities - related party	1,484	63,984
Deferred revenue - current portion	55,147	-0-
Royalty advance	198,150	219,268
Asset purchase obligation	350,000	350,000
Total Current Liabilities	1,463,559	1,382,003

Long Term Liabilities
Deferred revenue, net - less current portion	536,716	-0-

TOTAL LIABILITIES	2,000,275	1,382,003

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 20,000 shares authorized, non issued	---	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 61,407,876 at March 31, 2007 and 59,896,939 at December 31, 2006	61,408	59,897
Additional paid-in capital	41,987,973	41,886,896
Accumulated (deficit)	(13,508,722)	(12,661,571)
TOTAL STOCKHOLDERS’ EQUITY	28,540,659	29,285,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,540,934	$30,667,226

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUES
License fees	$138,050	$-0-
Royalty income	55,461	182,172
Other	190,000	84,992
Total Revenues	383,511	267,164

COSTS AND EXPENSES
Research and development	565,408	476,396
General and administrative	595,239	283,029
Amortization	265,543	257,174
Depreciation	16,703	14,725
Total Costs and Expenses	1,442,893	1,031,324

OPERATING (LOSS)	(1,059,382)	(764,160)

Other Income (Expense)
Interest and miscellaneous income	213,805	8,380
Interest expense	(1,574)	(374,003)
Commitment fee - Standby Equity Agreement	-0-	(1,787,940)

NET (LOSS)	$(847,151)	$(2,917,723)

Basic and diluted net (loss) per common share	$(0.01)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	60,729,997	11,020,492

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES :
Net (loss)	$(847,151)	$(2,917,723)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization	265,543	257,174
Depreciation	16,703	14,725
Commitment fee - Standby Equity Agreement	-0-	1,787,940
Imputed interest expense	-0-	105,783
Share based compensation - employees	26,238	-0-
Share based compensation - nonemployees	76,350	-0-

Change in operating assets and liabilities:
Accounts receivable	331,840	21,976
Inventory	(314,792)	(37,509)
Prepaid expenses and deferred charges	101,208	79,177
Deposits	-0-	(17,256)
Accounts payable	301,337	12,236
Accrued liabilities	(253,810)	(150,716)
Deferred revenue	591,863	-0-
Royalty advance	(21,118)	(159,258)
Accrued interest	-0-	36,944
Total	1,121,362	1,951,216

Net Cash Provided by (Used in) Operating Activities	274,211	(966,507)

INVESTING ACTIVITIES :
Purchase of property, plant, and equipment	(239,737)	(42,469)
Recapitalization of the Company	-0-	128,045
Net Cash (Used in) Provided by Investing Activities	(239,737)	85,576

FINANCING ACTIVITIES :
Repayment of capital lease obligation	-0-	(13,706)
Net Cash Provided by (Used in) Financing Activities	-0-	(13,706)

Net Increase (Decrease) in Cash	34,474	(894,637)

Cash, beginning of period	16,918,007	1,610,357
Cash, end of period	$16,952,481	$715,719

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 1,510,937 shares of common stock pursuant to cashless exercise of warrants to purchase 1,514,400 shares of common stock.	$-0-

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006.
Liabilities assumed		$13,694,962
Less : Non-cash assets		12,006,690
Less : Cash received in recapitalization		128,045
Total non-monetary net liabilities assumed		$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash Paid for Interest	$1,574	$237,777

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

NOTE 1.  BASIS OF PRESENTATION AND COMPANY OVERVIEW

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 have been made.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007.

Company History

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

Prior to the merger ULURU Delaware was a privately held Delaware corporation, formed on September 7, 2005. It is a diversified emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.

The first step in achieving this objective was the acquisition of the Topical Business Component of Access Pharmaceuticals, Inc. (“Access, Topical Component, or Topical Business”) which was completed on October 12, 2005. This acquisition (also referred herein as the Business or Predecessor) resulted in ULURU Delaware acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. Utilizing this technology, three products have been approved for marketing in various global markets. In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

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

The Asset Purchase Agreement with Access provided for ULURU Delaware to acquire the assets of the Topical Business of Access, consisting mainly of laboratory equipment, furniture and fixtures, and intellectual property consisting of three patents, a license to utilize a patented technology worldwide, and in process research and development. This acquisition, which was made under purchase accounting criteria, also included the assumption of three capital lease obligations associated with equipment used in the Topical Business, and the advance royalty paid by Discus Dental, effective December 2005 the Company’s sole distributor of Aphthasol® in the United States.

As a result of the merger, ULURU acquired, for 11,000,000 shares of our common stock, all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of ULURU, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting subsequent to March 31, 2006 will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations when acquired by us.

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

On December 6, 2006, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with certain institutional accredited investors (“Investors”). Pursuant to the Purchase Agreement, we sold to the Investors an aggregate of 47,052,628 shares of our common stock, at a per share price of $0.95 for an aggregate purchase price of $44,699,999. Of the aggregate purchase price, $38,499,999 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures held by Cornell Capital Partners, LP and Prenox, LLC. On December 5, 2006 the closing price for our common stock was $0.90 per share.

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

In connection with the transactions consummated by the Purchase Agreement, we also entered into a Repayment Agreement with Cornell and Prenox (the "Noteholders"). Under this agreement and in full satisfaction of all obligations owed under our existing secured convertible debentures (the "Debentures") held by the Noteholders and the transaction documents entered into in connection therewith, (i) we agreed to pay the Noteholders an aggregate of $13,000,000, which includes a redemption premium of $2,600,000, and interest accrued on the Debentures since December 1, 2006, (ii) we accepted the Noteholders' subscriptions for Shares upon cancellation of an aggregate of $6,200,000 original principal amount of the Debentures and (iii) the purchase agreement pursuant to which the Noteholders purchased the Debentures and the security agreement, collateral assignment, guarantor security agreement, escrow agreement, transfer agent instructions, guaranty agreement and registration rights agreement entered into in connection therewith were terminated.

On December 8, 2006, we entered into an Amendment to Asset Sale Agreement (the "Amendment") with Access Pharmaceuticals, Inc. (“Access”). Pursuant to the Amendment, we agreed to pay Access $5,250,000, in two payments, $4,900,000 which was paid on December 8, 2006 and $350,000 of which was paid on April 9, 2007, without interest, in settlement of the following obligations to Access:

•	a payment of $3,700,000 that was due on October 11, 2006;
•	a payment of $1,000,000 due on October 11, 2007, or on the date of the first launch of an OraDisc™ product; and
•	certain future milestones which total $2,625,000.

As part of the transaction, we agreed to increase a remaining milestone from $750,000 to $875,000 for the achievement of cumulative sales of 100 million dollars for the product sold from the Topical Business. We also acquired from Access all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology. We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Both companies have a December 31 year end.

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented after giving effect to all stock splits including the 400 for 1 reverse stock split approved by our stockholders on March 29, 2006. Because we reported a net loss for the three months ended March 31, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Income Taxes

We use the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Statement No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

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

Research and Development Expenses

Pursuant to SFAS No. 2, "Accounting for Research and Development Costs", our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. As of March 31, 2007, there were no such capitalized materials, equipment or facilities.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of March 31, 2007 and December 31, 2006, no allowance for collectibility was needed and there were no accounts written off during the three months ended March 31, 2007 and the year ended December 31, 2006 as uncollectible.

Inventory

Inventories are stated at the lower of cost or market value. Raw material inventory cost is determined on the first-in, first-out method. Costs of finished goods are determined by an actual cost method. As of March 31, 2007 and December 31, 2006, we did have approximately $49,000 of value associated with our raw materials inventory; however, no cost basis was assigned to the inventory as it was acquired at no cost.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Estimated useful lives for property and equipment categories are as follows:

Furniture, fixtures, and laboratory equipment	7 years
Computer and office equipment	5 years
Computer software	3 years
Leasehold improvements	Lease term

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

Derivatives

We occasionally issue financial instruments that contain an embedded instrument. At inception, we assess whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

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

We determined that all embedded items associated with financial instruments during 2006 which qualify for derivative treatment, were properly separated from their host. As of March 31, 2007, we did not have any derivative instruments.

Concentrations of Credit Risk

Financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2007 and December 31, 2006 our cash and cash equivalents totaled $16,952,481 and $16,918,007, respectively. However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in corporate securities with high quality ratings. These investments are not held for trading or other speculative purposes. We are exposed to credit risk in the event of default by these high quality corporations

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2007 and at December 31, 2006. Two customers exceeded the 5% threshold, one with 52.8% and the other with 46.5%, at March 31, 2007 and two customers exceeded the 5% threshold at December 31, 2006, one with 87.3% and the other with 11.8%. We believe that these accounts are collectible as of March 31, 2007 and December 31, 2006.

NOTE 3. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS No. 154 in the first fiscal quarter of 2006. The adoption did not have a material effect on our consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption did not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. The adoption did not have a material effect on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. We have not yet evaluated the potential impact of adopting SFAS No. 157 on our consolidated financial statements.

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

Domestic revenues represented 55% and 91% for the three months ended March 31, 2007 and 2006, respectively. International revenues were 45% and 9% for the three months ended March 31, 2007 and 2006, respectively. The following table summarizes our sources of revenues by geographic area:

	Three Months Ended March 31,
Revenues	2007	2006
Domestic	$211,118	$244,250
International	172,393	22,914
Total	$383,511	$267,164

NOTE 5. INVENTORY

As of March 31, 2007, our inventory was comprised of raw material, Amlexanox, the active ingredient in Aphthasol®, and work-in-progress costs for the production of Aphthasol®. We also have approximately $49,000 of additional value associated with our raw materials inventory; however, no cost basis was assigned to this portion of the inventory as it was acquired at no cost. A summary of inventory as of March 31, 2007 and December 31, 2006 follows:

Inventory	March 31, 2007	December 31, 2006
Inventory - Amlexanox (Raw material)	$137,310	$-0-
Inventory - Work in Progress (Aphthasol®)	177,481	-0-
Total	$314,791	$-0-

NOTE 6. PROPERTY AND EQUIPMENT

As of March 31, 2007 and December 31, 2006, a summary of property and equipment is as follows:

Property and equipment	March 31, 2007	December 31, 2006
Laboratory equipment and furniture	$415,393	$368,776
Manufacturing equipment	458,417	269,000
Computer and office equipment	54,925	51,979
Computer software	4,108	4,108
Leasehold improvements	79,002	78,244
	1,011,845	772,107
Less: accumulated depreciation and amortization	100,519	80,975
Property and equipment, net	$911,326	$691,132

NOTE 7.  PATENTS

As of March 31, 2007 and December 31, 2006, a summary of patents is as follows:

Patents	March 31, 2007	December 31, 2006
Zindaclin®	$3,729,000	$3,729,000
Amlexanox (Aphthasol®)	2,090,000	2,090,000
Amlexanox (OraDisc™ A)	6,873,080	6,873,080
OraDisc™	73,000	73,000
Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	1,518,772	1,256,069
Patents, net	$11,836,166	$12,098,869

NOTE 8. ACCRUED LIABILITIES

As of March 31, 2007 and December 31, 2006, a summary of accrued liabilities is as follows:

Accrued Liabilities	March 31, 2007	December 31, 2006
Accrued taxes - payroll	$106,299	$106,302
Accrued compensation/benefits	123,609	298,040
Accrued insurance payable	-0-	70,876
Contract research payable	54,000	-0-
Total accrued liabilities	$283,908	$475,218

The accrued taxes- payroll relate to advances obtained by the former president of the Company, which were treated as the net amount of compensation paid to him in 2005 since applicable withholding taxes were never paid at that time. The difference between the advances paid and the gross amount of the compensation relates to the unpaid taxes, interest and penalties accrued through March 31, 2007. Management is of the opinion that the advances and the payroll taxes reported as owed may be ultimately settled with the former president.

NOTE 9. ADVANCED ROYALTY

As part of the October 12, 2005 asset purchase from Access, we assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor for Aphthasol® paste. Royalties earned from the sale of Aphthasol® by the distributor will first be offset against the advanced royalty.

Royalty Advance, as of December 31, 2006	$219,268

Royalties earned - First Quarter 2007	21,118

Royalty Advance, as of March 31, 2007	$198,150

NOTE 10. DEFERRED REVENUE

On February 8, 2007, we entered into a ten-year strategic partnership with BioProgress PLC to market OraDisc™ B in the European Union, Commonwealth of Independent States, and Middle Eastern markets.

OraDisc™ B is a product developed from our adhesive film technology which incorporates 15 milligrams of benzocaine for the treatment of oral pain. As part of the ten-year agreement, BioProgress remitted a $600,000 milestone payment in February 2007, and agreed to make future milestone payments, both success and time related, which will all be recognized ratably over the life of the agreement.

Deferred Revenue, February 2007	$600,000

Revenue amortization - Feb. 2007	3,466
Revenue amortization - Mar. 2007	4,671
Deferred Revenue, as of March 31, 2007	$591,863

Allocation:
Current portion	$55,147
Long-term portion	536,716
Total Deferred Revenue	$591,863

NOTE 11. ASSET PURCHASE OBLIGATION

As of March 31, 2007, the remaining amount due to Access Pharmaceuticals, Inc. pursuant to the Amended Asset Purchase Agreement was $350,000. On April 9, 2007 we remitted the amount due in full satisfaction of our payment obligation.

NOTE 12. STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2007 and the changes therein during the twelve months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted - Average Exercise Price
Balance - March 31, 2006	5,000,000	$0.01

Warrants issued	3,395,000	1.05
Warrants exercised	-0-	---
Warrants cancelled	-0-	--
Balance - December 31, 2006	8,395,000	$0.43

Warrants issued	-0-	--
Warrants exercised	1,514,400	0.01
Warrants cancelled	-0-	--
Balance - March 31, 2007	6,880,600	$0.52

Of warrant shares subject to exercise as of March 31, 2007, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,485,600
August 30, 2011	1,125,000
December 6, 2011	2,270,000
Total	6,880,600

NOTE 13. SHARE BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model as our method of valuation under SFAS 123(R) and a single option award approach. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense recognized in our Statement of Operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Incentive Stock Options

During the first quarter of 2007, the Board of Directors did not grant any incentive stock options to directors, executives, or employees.

At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested incentive stock option awards, as adjusted for expected forfeitures, is approximately $226,913. The period over which the unearned stock-based compensation is expected to be recognized is approximately four years. We anticipate that we will grant additional incentive stock option awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants. The fair value of these future grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted. In addition, if factors change and different assumption are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The following table summarizes stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2007, which was allocated as follows:

Three Months Ended March 31, 2007
Research and development	$10,325
General and administrative	4,859
Stock-based compensation included in operating expenses	15,184
Total stock-based compensation expense	15,184
Tax benefit	---
Stock-based compensation expense, net of tax	$15,184

Nonstatutory Stock Options

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

The value of non-employee stock options granted during the three months ended March 31, 2007 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2007
Expected volatility	50.2%
Risk-fee interest rate	4.85%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (in years)	1.0

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

During the first quarter of 2007, the Board of Directors granted the following awards to non-employee consultants.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	75,000	$0.87	$65,235

At March 31, 2007, the balance of unearned stock-based compensation to be expensed in future periods is approximately $243,269.

The following table summarizes stock-based compensation to non-employees for the three months ended March 31, 2007, which was allocated as follows:

Three Months Ended March 31, 2007
General and administrative	$76,350
Stock-based compensation included in operating expenses	$76,350

Stock Options (Incentive and Nonstatutory)

The following table presents the activity for stock options for the twelve months ended March 31, 2007:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding, March 31, 2006	-0-	$-0-
Granted	1,350,000	1.29
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	1,350,000	1.29
Granted	75,000	4.00
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, March 31, 2007	1,425,000	$1.43

The following table presents the stock option grants outstanding and exercisable as of March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Stock Options Exercisable	Weighted Average Exercise Price per Share
$0.95	700,000	9.7	$0.95	-0-	$-0-
$1.65	650,000	9.7	1.65	-0-	-0-
$4.00	75,000	9.8	4.00	-0-	-0-
Total	1,425,000	9.7	$1.43	-0-	$-0-

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period. We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

A summary of the non-vested restricted stock awards under the Plan, as of the three months ended March 31, 2007 and changes during this period are as follows.

During the first quarter of 2007, the Board of Directors granted the following restricted stock:

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Restricted Stock Awards	56,035	$4.00	$224,140

At March 31, 2007, the balance of unearned restricted stock-based compensation to be expensed in future periods is approximately $213,086.

The following table summarizes stock-based compensation related to restricted stock awards for the three months ended March 31, 2007, which was allocated as follows:

Three Months Ended March 31, 2007
Research and development	$3,166
General and administrative	7,888
Stock-based compensation included in operating expenses	$11,054

The following table presents the activity for nonvested restricted stock awards for the twelve months ended March 31, 2007:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding, March 31, 2006	-0-	$-0-
Granted	-0-	---
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	-0-	-0-
Granted	56,035	4.00
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, March 31, 2007	56,035	$4.00

Summary of Plans

2006 Equity Incentive Plan

Our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”) in March 2006, which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards. At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards. As of March 31, 2007, we granted options to purchase 1,350,000 shares of Common Stock which were outstanding at a weighted average exercise price of $1.29 per share and 56,035 shares of restricted stock. There are 4,518,965 shares that remain available for future grant under our Incentive Plan.

The Board administers our Incentive Plan, however, they may delegate this authority to a committee of one or more Board members. Our Board has delegated such authority nonexclusively to our compensation committee and certain grants may also be made by our special stock option committee. The Board or a committee of the Board has the authority to construe, interpret, amend and modify our Incentive Plan as well as to determine the terms of an award. Our Board may amend or modify our Incentive Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

Our Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees, officers, directors, and non-employee service providers. A stock option may be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code (“Code”) or a nonstatutory stock option.

In general, the duration of a stock option granted under our Incentive Plan cannot exceed ten years. The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant. A nonstatutory stock option may be granted with an exercise price as determined by the Board or a committee of the Board. An incentive stock option may not be transferred, but a nonstatutory stock option may be transferred as permitted in an individual stock option agreement and by will or the laws of descent and distribution.

Incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our Common Stock with respect to which incentive stock options are exercisable for the first time by an optionholder during any calendar year under our Incentive Plans may not exceed $100,000 or such other amount permitted under Section 422 of the Code. An incentive stock option granted to a person who at the time of grant owns or is deemed to own more than 10% of the total combined voting power of all classes of our outstanding stock or any of our affiliates must have a term of no more than five years and an exercise price that is at least 110% of fair market value at the time of grant.

The Incentive Plan administrator determines the term of stock options granted under our Incentive Plan, up to a maximum of ten years, except in the case of certain incentive stock options, as described above. Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service. If an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionee dies within a certain period following cessation of service, the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.

Stock appreciation rights ("SARs") granted under our Incentive Plan entitle the holder to receive, subject to the provisions of the Incentive Plan and an award agreement, a payment having an aggregate value equal to the product of (i) the excess of (A) the fair market value of a share of our Common Stock on the exercise date over (B) the base price per share specified in the award agreement, times (ii) the number of shares specified by the SAR, or portion thereof, which is exercised. Payment of the amount receivable by a holder upon any exercise of a SAR may be made by the delivery of shares of our Common Stock or cash, or any combination of shares and cash, as determined by the plan administrator. SARs are transferable only as provided for in the award agreement. No SARs were granted or are outstanding as of March 31, 2007.

Restricted stock awards and stock unit awards granted under our Incentive Plan entitle the holder (i) in the case of restricted stock awards, to acquire shares of our Common Stock and (ii) in the case of stock unit awards, to be paid the fair market value of our Common Stock on the exercise date. Stock unit awards may be settled in shares of Common Stock, cash or a combination thereof, as determined by the plan administrator. Restricted stock awards and stock unit awards may be subject to vesting periods and other restrictions and conditions as the plan administrator may include in an award agreement. Unvested restricted stock awards and stock units may not be transferred except as set forth in an award agreement.

Award agreements for restricted stock awards specify the applicable restrictions on the shares of Common Stock subject to a given award, the duration of such restrictions and the times at which such restrictions lapse with respect to all or a specified number of shares. Notwithstanding the foregoing, the plan administrator may reduce or shorten the duration of any restriction applicable to any shares of Common Stock awarded to any holder. A holder's rights as a shareholder with respect to the shares of restricted stock awarded are specified in an award agreement.

Award agreements for stock unit awards specify the number and terms and conditions of such stock units, as well as the manner in which such stock units may be exercised and the holder's rights as a shareholder with respect to such stock units.

NOTE 14. INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2007, our future milestone obligations, if achieved, now total $2,250,000; relating to milestones based on annual sales of 20 and 40 million dollars on sales of the products, 20 million dollars on sales of any one product, and 50 and 100 million dollars on cumulative sales of the products.

Compensation Claim

We received written notice from Dan Leonard, former CEO of Oxford Ventures, Inc., the predecessor Company name, claiming he is owed a warrant to purchase 100,000 shares of our common stock at a per share exercise price equal to $1.25.

We believe that we are entitled to certain offsets from Mr. Leonard which may mitigate his compensation claim. The Company and Mr. Leonard are currently negotiating a resolution to each of their claims.

NOTE 16. RELATED PARTY TRANSACTIONS

In February 2007, we reimbursed $62,500 to Kerry P. Gray, Chief Executive Officer of the Company for unpaid compensation from 2005.

NOTE 17. LEASE OBLIGATION

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas. The minimum lease obligation is $9,035 per month, which is exclusive of monthly operating expenses, commenced on April 1, 2006 and continues until April 1, 2013.

Calendar Years	Future Lease Expense
2007	$108,414
2008	108,414
2009	108,414
2010	108,414
2011 & Beyond	243,934
Total	$677,590

NOTE 18. SUBSEQUENT EVENT

None.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, and other risks described below as well as those discussed elsewhere in this Form 10-QSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission including our Form 10-KSB for the period ended December 31, 2006. Forward-looking statements contained in this Form 10-QSB include, but are not limited to those relating to our business strategy, future revenues, anticipated product approvals and timing thereof, the terms of future licensing arrangements, and our expected capital expenditures.

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation. We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers. The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. (“Access”) which was completed on October 12, 2005. This acquisition resulted in us acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices. In December 2006, we acquired from Access the patent rights to the Nanoparticle Aggregate technology. Utilizing these technologies, three products have been approved for marketing in various global markets. In addition, numerous additional products are under development utilizing both of our Mucoadhesive Film and Nanoparticle Aggregate technologies.

Recent Developments

On February 8, 2007, we entered into a ten-year strategic partnership with BioProgress PLC to market OraDisc™ B in the European Union, Commonwealth of Independent States, and Middle Eastern markets.

OraDisc™ B is a product developed from our adhesive film technology which incorporates 15 milligrams of benzocaine for the treatment of oral pain. The product is designed to adhere to the mucosal surface and selectively deliver pain relief to a localized area. Compared with currently marketed gel products, OraDisc™ B is designed to provide a significantly greater period of pain relief as the adhesive film is designed to erode over a 1 - 1.5 hour period. The market for oral pain relief in the United Kingdom alone is estimated at approximately $60 million. Based upon similar product launches, BioProgress expects penetration rates in core EU, CIS and Middle Eastern markets to reach approximately 12% within the first 3 years of product launch.

As part of the ten-year agreement, BioProgress made a $600,000 milestone payment, and agreed to make future milestone payments, both success and time related, which will all be recognized ratably over the life of the agreement. BioProgress will also purchase the OraDisc™ B product from us.

Employees

As of March 31, 2007, we have 11 full-time and 1 part-time employees. Of these employees, eight are directly engaged in or directly support research and development activities of which five have advanced scientific degrees, two directly support commercial and business development activities and two are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock. Our principal source of liquidity is cash and cash equivalents. Contract research, products sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to, provide funding for operations. As of March 31, 2007 our cash and cash equivalents were $16,952,481 which is an increase of $34,474 as compared to our cash and cash equivalents at December 31, 2006 of $16,918,007. Our working capital (current assets less current liabilities) was $16,309,134 at March 31, 2007 as compared to our working capital at December 31, 2006 of $16,474,473. The decrease of $165,339 in working capital for the three months ended March 31, 2007 is attributed to our operating loss for the first quarter of 2007 as we continue to develop our technologies and to the initial purchases of manufacturing equipment for the scale-up of our OraDisc™ products. The operating loss and equipment purchases were offset by our receipt of a $600,000 milestone payment from BioProgress for our OraDisc™ B development agreement with BioProgress.

As of March 31, 2007 our available cash is expected to be sufficient to fund operations for the next three years.

We continue to expend funds to advance the development of our products, license additional products, and establish a sales and marketing operation to commercialize our wound care and OraDisc™ products. We believe that our financial results for 2007 will be affected positively by our commercialization of additional products during the second half of 2007, thereby increasing our revenues and improving our working capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	The ability to successfully commercialize our wound management and burn care products and the market acceptance of these products
▪	The ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of certain product opportunities
▪	Continued scientific progress in our development programs
▪	The costs involved in filing, prosecuting and enforcing patent claims
▪	Competing technological developments
▪	The cost of manufacturing and production scale-up
▪	Successful regulatory filings

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Total Revenues

Revenues were $383,511 for the three months ended March 31, 2007, as compared to revenues of $267,164 for the three months ended March 31, 2006. Revenues for the first quarter 2007 were comprised of licensing fees for Zindaclin® of $133,379, licensing fees of $4,671 for the OraDisc™ B development agreement, domestic royalties of $21,118 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $34,343, and sponsored research of $190,000.

The first quarter 2007 revenues represent an overall increase of $116,347 versus the comparative first quarter 2006 revenues, primarily due to the receipt of a $130,000 licensing fees for the Zindaclin® product launch in Italy and the receipt of a $180,000 fee associated with a sponsored research contract for the development of an OraDisc™ technology. The first quarter 2007 revenues were adversely affected by decreased Aphthasol® royalties from our U.S. distributor versus the first quarter 2006.

We did not sell any finished products in the first quarter 2007 as our U.S. distributor had sufficient product inventory.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the first quarter of 2007, therefore we had no cost of sales.

Research and Development

Research and development expenses were $565,408 for the three months ended March 31, 2007 as compared to the expenses of $476,396 for the three months ended March 31, 2006. The first quarter 2007 research and development expenses were comprised primarily of compensation and benefit costs of $258,268, operating and occupancy costs of $16,678, regulatory fees to the Food and Drug Administration of $50,993, and $239,469 of costs associated with the continuing development of our technologies as follows:

Technology	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
OraDisc™	$115,560	$139,654
Wound care & nanoparticle	99,867	88,643
Aphthasol® & other technologies	24,042	6,042
Total	$239,469	$234,339

The first quarter 2007 increase in research and development expenses of $89,012 versus the comparative first quarter 2006 was due primarily to the following:

▪	Increased laboratory development expenses of $5,000;
▪	Higher salary and benefit expenses of approximately $34,000 as we increased staffing to focus on our OraDisc™ and wound care technologies;
▪	Fees to the Food & Drug Administration fees of $51,000 for Aphthasol®; and
▪	Increased occupancy costs of $7,000.

The increase in research and development expenses was partially offset by

▪	Decreased maintenance costs of laboratory equipment of $8,000.

General and Administrative

General and administrative expenses were $595,239 for the three months ended March 31, 2007 as compared to the expenses of $283,029 for the three months ended March 31, 2006. The first quarter 2007 increase of $312,210 versus the comparative first quarter 2006 was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $60,000 due to recognition of share-based compensation, incentive payouts and associated employer costs therein, and inflationary increases for medical insurance costs. We did not incur any share-based compensation or incentive payouts in 2006;

▪	Legal expense increase of $76,000 as we did not incur any legal expense in 2006;
▪	Director fee expense increase of $58,000 as we did not incur any director fee expense in 2006;
▪	Increased costs associated with our insurance programs of $26,000;
▪	Higher accounting and audit fees of $22,000;
▪	Increased legal expense associated with patent applications of $17,000;
▪	Increased expenses for consulting of $13,000;
▪	Increased corporate travel costs of $12,000;
▪	Higher occupancy costs for our corporate office of $18,000; and
▪	Increased shareholder expenses of $10,000.

The increase in general and administrative expenses was partially offset by

▪	Decreased operating expenses of $2,000.

Amortization

Amortization expense was $265,543 for the three months ended March 31, 2007 as compared to the expense of $257,174 for the three months ended March 31, 2006. The first quarter 2007 increase of $8,369 versus the comparative first quarter 2006 was due to our purchase of the Nanoparticle Aggregate patent in December 2006 and the related additional amortization expense.

Depreciation

Depreciation expense was $16,703 for the three months ended March 31, 2007 as compared to the expense of $14,725 for the three months ended March 31, 2006. The first quarter 2007 increase of $1,978 versus the comparative first quarter 2006 was due to additional equipment being purchased by us and the related additional depreciation expense.

Interest Expense

Interest expense was $1,574 for the three months ended March 31, 2007 as compared to the expense of $374,003 for the three months ended March 31, 2006. The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    None.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

During the three month period ended March 31, 2007, we issued 413,342 shares of common stock upon the exercise, on a cashless basis, of a warrant to purchase 414,400 shares of common stock held by HH Advisors, Inc., 351,447 shares of common stock upon the exercise, on a cashless basis, of a warrant to purchase 352,266 shares of common stock held by Highgate House Funds, Ltd. and 746,148 shares of common stock upon the exercise, on a cashless basis, of a warrant to purchase 747,734 shares of common stock held by Cornell Capital Partners, LP. Such shares of common stock were issued pursuant to Rule 506 of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the exercise of the warrants.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On February 8, 2007, we entered into a ten-year strategic partnership with BioProgress PLC to market OraDisc™ B in the European Union, Commonwealth of Independent States, and Middle Eastern markets.

OraDisc™ B is a product developed from our adhesive film technology which incorporates 15 milligrams of benzocaine for the treatment of oral pain. The product is designed to adhere to the mucosal surface and selectively deliver pain relief to a localized area. Compared with currently marketed gel products, OraDisc™ B is designed to provide a significantly greater period of pain relief as the adhesive film is designed to erode over a 1 - 1.5 hour period. The market for oral pain relief in the United Kingdom alone is estimated at approximately $60 million. Based upon similar product launches, BioProgress expects penetration rates in core EU, CIS and Middle Eastern markets to reach approximately 12% within the first 3 years of product launch.

As part of the ten-year agreement, BioProgress made a $600,000 milestone payment, and agreed to make future milestone payments, both success and time related, which will all be recognized ratably over the life of the agreement. BioProgress will also purchase the OraDisc™ B product from us.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.43	License and Supply Agreement dated February 6, 2007 by and between Dexo Biopharm LTD and ULURU Inc.

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: May 15, 2007	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)