Form 10QSB
period 2007-06-30
ULURU INC.
filed 2007-08-10
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2007

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
Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The number of outstanding shares of registrant's Common Stock on August 9, 2007 was 62,127,933.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU Inc.

FORM 10-QSB

For the Three Months Ended JUNE 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$16,260,910	$16,918,007
Accounts receivable	65,856	672,534
Inventory	314,792	-0-
Prepaid expenses and deferred charges	157,734	265,935
Total Current Assets	16,799,292	17,856,476

Property and Equipment, net	1,182,199	691,132

Other Assets
Patents, net	11,570,549	12,098,869
Deposits	20,749	20,749
Total Other Assets	11,591,298	12,119,618

TOTAL ASSETS	$29,572,789	$30,667,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$696,002	$273,534
Accrued liabilities	398,144	475,218
Accrued liabilities – related party	1,484	63,984
Deferred revenue – current portion	55,147	-0-
Royalty advance	173,220	219,268
Asset purchase obligation	-0-	350,000
Total Current Liabilities	1,323,997	1,382,004

Long Term Liabilities
Deferred revenue, net – less current portion	523,005	-0-

TOTAL LIABILITIES	1,847,002	1,382,004

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 62,127,933 at June 30, 2007 and 59,896,939 at December 31, 2006	62,128	59,897
Additional paid-in capital	42,380,915	41,886,896
Accumulated (deficit)	(14,717,256)	(12,661,571)
TOTAL STOCKHOLDERS’ EQUITY	27,725,787	29,285,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,572,789	$30,667,226

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
License fees	$16,831	$155,037	$154,880	$155,037
Royalty income	81,456	69,943	136,918	252,115
Product sales	-0-	75,578	-0-	75,578
Other	20,501	11,664	210,501	96,656
Total Revenues	118,788	312,222	502,299	579,386

COSTS AND EXPENSES
Cost of goods sold	-0-	96,520	-0-	96,520
Research and development	553,755	477,725	1,119,163	954,121
General and administrative	693,588	462,878	1,288,826	745,907
Amortization	268,630	262,550	534,173	519,724
Depreciation	17,173	17,173	33,877	31,898
Total Costs and Expenses	1,533,146	1,316,846	2,976,039	2,348,170

OPERATING (LOSS)	(1,414,358)	(1,004,624)	(2,473,740)	(1,768,784)

Other Income (Expense)
Interest and miscellaneous income	205,825	2,830	419,630	11,210
Interest expense	-0-	(610,461)	(1,574)	(984,464)
Commitment fee – Standby Equity Agreement	-0-	-0-	-0-	(1,787,940)

NET (LOSS)	$(1,208,533)	$(1,612,255)	$(2,055,684)	$(4,529,978)

Basic and diluted net (loss) per common share	$(0.02)	$(0.13)	$(0.03)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,916,935	12,844,311	61,326,745	11,937,440

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES :
Net (loss)	$(2,055,684)	$(4,529,978)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization	534,173	519,724
Depreciation	33,877	31,898
Commitment fee – Standby Equity Agreement	-0-	1,787,940
Interest expense – financing costs	-0-	164,548
Interest expense – imputed	-0-	208,915
Share-based compensation for stock and options issued to employees	55,473	-0-
Share-based compensation for options issued to non-employees	165,837	-0-

Change in operating assets and liabilities:
Accounts receivable	606,678	29,087
Inventory	(314,792)	44,013
Prepaid expenses and deferred charges	108,201	143,850
Deposits	-0-	(17,506)
Accounts payable	422,468	97,069
Accrued liabilities	(139,574)	(174,411)
Deferred revenue	578,152	-0-
Royalty advance	(46,048)	(211,678)
Accrued interest	-0-	379,012
Total	2,004,445	3,002,461

Net Cash (Used in) Operating Activities	(51,239)	(1,527,517)

INVESTING ACTIVITIES :
Purchase of property and equipment	(530,797)	(132,655)
Recapitalization of the Company	-0-	128,045
Net Cash (Used in) Investing Activities	(530,797)	(4,610)

FINANCING ACTIVITIES :
Repayment of capital lease obligation	-0-	(17,974)
Payment of asset purchase obligation	(350,000)	-0-
Proceeds from warrant exercises	274,939	-0-
Receipt of stock subscription receivable	-0-	22
Net Cash (Used in) Financing Activities	(75,061)	(17,952)

Net (Decrease) in Cash	(657,097)	(1,550,079)

Cash, beginning of period	16,918,007	1,610,357
Cash, end of period	$16,260,910	$60,278

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 1,527,061 shares of common stock pursuant to cashless exercise of warrants to purchase 1,534,400 shares of common stock.	$-0-

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006.
Liabilities assumed		$13,694,962
Less : Non-cash assets		12,006,690
Less : Cash received in recapitalization		128,045
Total non-monetary net liabilities assumed		$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,574	$237,777

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION AND COMPANY OVERVIEW

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 have been made.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007.

Company Overview

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these financial statements:

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

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended June 30,
	2007	2006
Antidilutive warrants to purchase common stock	6,156,667	5,000,000
Antidilutive options to purchase common stock	1,540,000	-0-
Restricted vesting common stock	56,035	-0-
Total	7,752,702	5,000,000

Income Taxes

We use the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Statement No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

Revenue Recognition

We recognize revenue from license payments not tied to achieving a specific performance milestone ratably during the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management's part. License revenues are earned when received from foreign sub-licensees as there is no control by us over the foreign sub-licensees and no performance criteria to which we are subject.

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

Research and Development Expenses

Pursuant to SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the three and six months ended June 30, 2007.

Cash Equivalents

For purposes of the accompanying financial statements, we consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

We invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities taking into consideration the need for liquidity and capital preservation.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by high quality corporations and by financial institutions to the extent that cash balances with financial institutions are in excess of amounts that are insured by the Federal Deposit Insurance Corporation, generally $100,000 per account.

Allowance for Doubtful Accounts

We estimate the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of June 30, 2007 and December 31, 2006, no allowance for collectibility was needed and there were no accounts written off as uncollectible during the six months ended June 30, 2007 and the year ended December 31, 2006.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the Federal Food and Drug Administration (“FDA”) in connection with new drug applications submitted by the Company and annual user drug prescription fees. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 2007.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place, or at least annually, that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. There has been no impairment losses determined or recorded for the three and six months ended June 30, 2007.

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

We determined that all embedded items associated with financial instruments during 2006 which qualify for derivative treatment, were properly separated from their host.  As of June 30, 2007, we did not have any derivative instruments.

Concentrations of Credit Risk

Financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At June 30, 2007 and December 31, 2006 our cash and cash equivalents totaled $16,260,910 and $16,918,007, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in corporate commercial paper with high quality ratings.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2007 and at December 31, 2006.  Two customers exceeded the 5% threshold, one with 69% and the other with 31%, at June 30, 2007 and two customers exceeded the 5% threshold at December 31, 2006, one with 87% and the other with 12%.  We believe that the customer accounts are collectible as of June 30, 2007.

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157.  We have not yet evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

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

Domestic revenues represented 38% and 45% for the three months ended June 30, 2007 and 2006, respectively.  International revenues were 62% and 55% for the three months ended June 30, 2007 and 2006, respectively.  Domestic revenues represented 51% and 66% for the six months ended June 30, 2007 and 2006, respectively.  International revenues were 49% and 34% for the six months ended June 30, 2007 and 2006, respectively.  The following table summarizes our sources of revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2007	2006	2007	2006
Domestic	$45,431	$139,662	$256,549	$383,912
International	73,357	172,560	245,750	195,474
Total	$118,788	$312,222	$502,299	$579,386

NOTE 5.                      INVENTORY

As of June 30, 2007, our inventory was comprised of raw material, Amlexanox, the active ingredient in Aphthasol®, and work-in-progress costs for the production of Aphthasol®.  We also have approximately $49,000 of additional value associated with our raw materials inventory; however, no cost basis was assigned to this portion of the inventory as it was acquired at no cost.  A summary of inventory as of June 30, 2007 and December 31, 2006 follows:

Inventory	June 30, 2007	December 31, 2006
Inventory – Amlexanox (raw material)	$137,311	$-0-
Inventory – Work in Progress (Aphthasol®)	177,481	-0-
Total	$314,792	$-0-

NOTE 6.                      PROPERTY AND EQUIPMENT

As of June 30, 2007 and December 31, 2006, a summary of property and equipment is as follows:

Property and equipment	June 30, 2007	December 31, 2006
Laboratory equipment	$398,876	$316,853
Manufacturing equipment	699,257	269,000
Computers, office equipment, and furniture	107,746	103,902
Computer software	4,108	4,108
Leasehold improvements	92,917	78,244
	1,302,904	772,107
Less: accumulated depreciation and amortization	120,705	80,975
Property and equipment, net	$1,182,199	$691,132

NOTE 7.                      PATENTS

As of June 30, 2007 and December 31, 2006, a summary of patents is as follows:

Patents	June 30, 2007	December 31, 2006
Zindaclin®	$3,729,000	$3,729,000
Amlexanox (Aphthasol®)	2,090,000	2,090,000
Amlexanox (OraDisc™ A)	6,873,080	6,873,080
OraDisc™	73,000	73,000
Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	1,784,389	1,256,069
Patents, net	$11,570,549	$12,098,869

NOTE 8.                      ACCRUED LIABILITIES

As of June 30, 2007 and December 31, 2006, a summary of accrued liabilities is as follows:

Accrued Liabilities	June 30, 2007	December 31, 2006
Accrued taxes – payroll	$106,299	$106,302
Accrued compensation/benefits	183,845	298,040
Accrued insurance payable	-0-	70,876
Contract research payable	108,000	-0-
Total accrued liabilities	$398,144	$475,218

The accrued taxes- payroll relate to advances obtained by the former president of the Company, which were treated as the net amount of compensation paid to him in 2005 since applicable withholding taxes were never paid at that time. The difference between the advances paid and the gross amount of the compensation relates to the unpaid taxes, interest and penalties accrued through June 30, 2007.  Management is of the opinion that the advances and the payroll taxes reported as owed may be ultimately settled with the former president.

NOTE 9.                      STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2007 and the changes therein during the twelve months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance – June 30, 2006	5,000,000	$0.01

Warrants issued	3,395,000	1.05
Warrants exercised	-0-	---
Warrants cancelled	-0-	--
Balance – December 31, 2006	8,395,000	$0.43

Warrants issued	-0-	--
Warrants exercised	2,238,333	0.14
Warrants cancelled	-0-	--
Balance – June 30, 2007	6,156,667	$0.54

Of warrant shares subject to exercise as of June 30, 2007, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,066,667
August 30, 2011	1,125,000
December 6, 2011	1,965,000
Total	6,156,667

NOTE 10.                      SHARE BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  We use the Black-Scholes option-pricing model as our method of valuation under SFAS 123(R) and a single option award approach.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Stock-based compensation expense recognized in our Statement of Operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions.  These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Incentive Stock Options

The value of incentive stock options granted during the three months ended June 30, 2007 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended June 30, 2007
Expected volatility	49.4%
Risk-fee interest rate	4.55%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (in years)	3.6

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

During the second quarter of 2007, the Board of Directors granted the following awards to executives or employees.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	35,000	$1.61	$56,355

At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested incentive stock option awards, as adjusted for expected forfeitures, is approximately $265,209.  The period over which the unearned stock-based compensation is expected to be recognized is approximately four years.  We anticipate that we will grant additional incentive stock option awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.  The fair value of these future grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted.  In addition, if factors change and different assumption are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The following table summarizes stock-based compensation related to incentive stock options, in accordance with SFAS 123(R), for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$13,146	$-0-	$23,471	$-0-
General and administrative	4,913	-0-	9,772	-0-
Stock-based compensation included in operating expenses	18,059	-0-	33,243	-0-
Total stock-based compensation expense	18,059	-0-	33,243	-0-
Tax benefit	---	---	---	---
Stock-based compensation expense, net of tax	$18,059	$-0-	$33,243	$-0-

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

The value of non-employee stock options granted during the three months ended June 30, 2007 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended June 30, 2007
Expected volatility	49.4%
Risk-fee interest rate	4.54%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (in years)	1.0

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

During the second quarter of 2007, the Board of Directors granted the following awards to directors or non-employee consultants.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	80,000	$1.06	$84,627

At June 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods is approximately $238,410.

The following table summarizes stock-based compensation related to nonstatutory stock options to directors and non-employees for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$16,264	$-0-	$32,349	$-0-
General and administrative	73,223	-0-	133,488	-0-
Stock-based compensation included in operating expenses	89,487	-0-	165,837	-0-
Total stock-based compensation expense	$89,487	$-0-	$165,837	$-0-

Stock Options (Incentive and Nonstatutory)

The following table presents the activity for stock options for the twelve months ended June 30, 2007:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding, June 30, 2006	-0-	$-0-
Granted	1,350,000	1.29
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	1,350,000	1.29
Granted	190,000	4.40
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, June 30, 2007	1,540,000	$1.67

The following table presents the stock option grants outstanding and exercisable as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Stock Options Exercisable	Weighted Average Exercise Price per Share
$0.95	700,000	9.4	$0.95	-0-	$-0-
$1.65	650,000	9.5	1.65	-0-	-0-
$4.00	110,000	9.5	4.00	-0-	-0-
$4.95	80,000	9.9	4.95	-0-	-0-
Total	1,540,000	9.5	$1.67	-0-	$-0-

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

A summary of the non-vested restricted stock awards under the Plan, as of the three months ended June 30, 2007 and changes during this period are as follows:

During the second quarter of 2007, the Board of Directors did not grant any restricted stock awards.

At June 30, 2007, the balance of unearned restricted stock-based compensation to be expensed in future periods is approximately $201,910.

The following table summarizes stock-based compensation related to restricted stock awards for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$3,202	$-0-	$6,368	$-0-
General and administrative	7,974	-0-	15,862	-0-
Stock-based compensation included in operating expenses	11,176	-0-	22,230	-0-
Total stock-based compensation expense	$11,176	$-0-	$22,230	$-0-

The following table presents the activity for nonvested restricted stock awards for the twelve months ended June 30, 2007:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding, June 30, 2006	-0-	$-0-
Granted	-0-	---
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	-0-	-0-
Granted	56,035	4.00
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, June 30, 2007	56,035	$4.00

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of June 30, 2007, we granted options to purchase 1,540,000 shares of Common Stock which were outstanding at a weighted average exercise price of $1.67 per share and 56,035 shares of restricted stock.  There are 4,403,965 shares that remain available for future grant under our Incentive Plan.

The Board administers our Incentive Plan, however, it may delegate this authority to a committee of one or more Board members.  Our Board has delegated such authority nonexclusively to our compensation committee and certain grants may also be made by our special stock option committee.  The Board or a committee of the Board has the authority to construe, interpret, amend and modify our Incentive Plan as well as to determine the terms of an award.  Our Board may amend or modify our Incentive Plan at any time.  However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

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

Stock appreciation rights ("SARs") granted under our Incentive Plan entitle the holder to receive, subject to the provisions of the Incentive Plan and an award agreement, a payment having an aggregate value equal to the product of (i) the excess of (A) the fair market value of a share of our Common Stock on the exercise date over (B) the base price per share specified in the award agreement, times (ii) the number of shares specified by the SAR, or portion thereof, which is exercised.  Payment of the amount receivable by a holder upon any exercise of a SAR may be made by the delivery of shares of our Common Stock or cash, or any combination of shares and cash, as determined by the plan administrator.  SARs are transferable only as provided for in the award agreement.  No SARs were granted or are outstanding as of June 30, 2007.

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

NOTE 11.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 12.                      COMMITMENTS AND CONTINGENCIES

Milestone Payments

As of June 30, 2007, we are subject to paying Access Pharmaceuticals, Inc. future milestone obligations which, if achieved, total $4,750,000; relating to milestones based on annual sales of 20 and 40 million dollars on sales of the products, 20 million dollars on sales of any one product, and 50 and 100 million dollars on cumulative sales of the products.

Compensation Claim

We received written notice from Dan Leonard, former CEO of the Company, claiming he is owed a warrant to purchase 100,000 shares of our common stock at a per share exercise price equal to $1.25.

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

NOTE 14.                      SUBSEQUENT EVENT

On July 26, 2007 our shares of common stock began trading on the American Stock Exchange, or AMEX, under the symbol “ULU”.  Previously our shares of common stock were traded on the OTCBB.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Recent Developments

We have completed pilot scale manufacturing protocols for our initial wound dressing product.  In July 2007 we announced the execution of a co-development agreement with Immuneregen BioSciences to evaluate the wound healing potential of a combination of our hydrogel nanoparticle wound dressing and Immuneregen’s Homspera™ therapeutic.  We also announced in July 2007 a development agreement with a leading consumer pharmaceutical company to develop a range of consumer products utilizing our novel Nanoparticle Elastic Gel.

Our mucoadhesive film technology products are also continuing towards commercialization as OraDisc™ A and OraDisc™ B are both nearing the completion of manufacturing scale-up.  We continue to further broaden the use of our mucoadhesive film with the incorporation of additional therapeutics to include an array of potential dental applications.  Moreover, in July 2007 we announced an agreement with a major veterinary company to evaluate the delivery of drugs to companion animals utilizing our mucoadhesive erodible film technology.

On July 26, 2007 our shares of common stock began trading on the American Stock Exchange, or AMEX, under the symbol “ULU”.  Previously our shares of common stock were traded on the OTCBB.

Employees

As of June 30, 2007, we have 11 full-time and 1 part-time employees. Of these employees, eight are directly engaged in or directly support research and development activities of which five have advanced scientific degrees, two directly support commercial and business development activities and two are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Contract research, products sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to, provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2007 our cash and cash equivalents were $16,260,910 which is a decrease of $657,097 as compared to our cash and cash equivalents at December 31, 2006 of $16,918,007.  Our working capital (current assets less current liabilities) was $15,475,295 at June 30, 2007 as compared to our working capital at December 31, 2006 of $16,474,472.

Net cash used in operating activities decreased to $51,239 for the six months ended June 30, 2007 from $1,527,517 for the six months ended June 30, 2006.  This decrease was due to several factors; a decrease in our net loss, a decrease in accounts receivable, the receipt of a milestone payment thereby increasing deferred revenues, and offset by an increase in inventory.

Net cash used in investing activities increased to $530,797 for the six months ended June 30, 2007 from $4,610 for the six months ended June 30, 2006.  The increase is due to the ongoing purchases of manufacturing equipment for the commercial scale-up of our OraDisc™ products.

Net cash used in financing activities totaled $75,061 for the six months ended June 30, 2007 compared to the $17,952 for the six months ended June 30, 2006.  The net cash used in financing activities for the six months ended June 30, 2007 was comprised of proceeds of $274,939 from the exercise of warrants to purchase common stock less the $350,000 repayment of our asset purchase obligation.

Additionally, during the six months ended June 30, 2007 we issued 1,527,061 shares of common stock pursuant to the cashless exercise of warrants to purchase 1,534,400 shares of common stock.

As of June 30, 2007 our available cash is expected to be sufficient to fund operations for the next three years.

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

RESULTS OF OPERATIONS

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, and the progress and timing of expenditures related to our development and commercialization efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results may not be a good indication of our future performance.

Comparison of the three months ended June 30, 2007 and 2006

Total Revenues

Revenues were $118,788 for the three months ended June 30, 2007, as compared to revenues of $312,222 for the three months ended June 30, 2006, and were comprised of licensing fees of $16,831 for the OraDisc™ B development agreement, domestic royalties of $24,930 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $56,526, and sponsored research of $20,501.

The second quarter 2007 revenues represent an overall decrease of $193,434 versus the comparative second quarter 2006 revenues, primarily due to lower licensing fees as a result of a non-recurring milestones of $155,037 for Zindaclin® in 2006 and the lack of Aphthasol® product sales in 2007 to our domestic distributor due to timing of product orders.  These adverse factors were partially offset by an increase in royalties associated with the international sales of Zindaclin® along with an increase in sponsored research.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the second quarter of 2007, therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $553,755 for the three months ended June 30, 2007, including $32,612 in stock-based compensation, compared to $477,725 for the three months ended June 30, 2006, including no stock-based compensation.  The increase of $76,030 in research and development expenses was due primarily to increased costs of approximately $58,000 for Aphthasol® regulatory fees and increased costs of $30,000 associated with additional scientific personnel.  These increases were partially offset by a decrease of $14,000 in direct research costs.  The direct research and development expenses for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
Technology	2007	2006
OraDisc™	$74,383	$145,932
Wound care & nanoparticle	162,592	89,429
Aphthasol® & other technologies	7,031	22,883
Total	$244,006	$258,244

General and Administrative

General and administrative expenses totaled $693,588 for the three months ended June 30, 2007, including $86,110 in stock-based compensation, compared to $462,878 for the three months ended June 30, 2006, including no stock-based compensation.  The increase of $230,710 in general and administrative expenses was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $56,000 due to recognition of share-based compensation, incentive accruals and associated employer costs therein, and inflationary increases for medical insurance costs.  We did not incur any share-based compensation or incentive payouts in 2006;

▪	Increased legal expense associated with patent applications of $85,000;
▪	Director fee expense increase of $71,000 as we did not incur any director fee expense in 2006;
▪	Increased shareholder expenses of $31,000 for costs associated with our annual report and our annual meeting of shareholders;
▪	Increased costs associated with our insurance programs of $25,000;
▪	Increased expenses for consulting of $17,000;
▪	Higher legal expenses of $14,000; and
▪	Increased corporate travel costs of $13,000.

The increase in general and administrative expenses was partially offset by

▪	Lower accounting and audit fees of $68,000 in 2007 as the prior year included additional audit work for our subsidiary to comply with SEC requirements; and
▪	Decreased operating expenses and occupancy costs of $14,000.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $205,825 for the three months ended June 30, 2007 as compared to $2,830 for the three months ended June 30, 2006.  The increase of $202,995 is attributable to our increased liquidity versus prior year.

Interest Expense

There was no interest expense for the three months ended June 30, 2007 as compared to the expense of $610,461 for the three months ended June 30, 2006.  The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

Comparison of the six months ended June 30, 2007 and 2006

Total Revenues

Revenues totaled $502,299 for the six months ended June 30, 2007, as compared to revenues of $579,386 for the six months ended June 30, 2006, and were comprised of licensing fees of $154,880 for milestones associated with our Zindaclin® and OraDisc™ B technologies, domestic royalties of $46,049 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $90,869, and sponsored research of $210,501.

The six months ended June 30, 2007 revenues represent an overall decrease of $77,087 versus the comparative 2006 revenues, primarily due to lower domestic royalties associated with Aphthasol® along with the lack of Aphthasol® product sales to our domestic distributor due to product order timing.  These adverse factors were partially offset by an increase in sponsored research projects associated with our OraDisc™ and hydrogel nanoparticle technology.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the six months ended June 30, 2007, therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $1,119,163 for the six months ended June 30, 2007, including $62,188 in stock-based compensation, compared to $954,121 for the six months ended June 30, 2006, including no stock-based compensation.  The increase of $165,042 in research and development expenses was due primarily to increased costs of approximately $108,000 for Aphthasol® regulatory fees and increased costs of $66,000 associated with additional scientific personnel.  These increases were partially offset by a decrease of $9,000 in direct research costs.

The direct research and development expenses for the six months ended June 30, 2007 and 2006 were as follows:

	Six months Ended June 30,
Technology	2007	2006
OraDisc™	$189,943	$285,585
Wound care & nanoparticle	262,459	178,072
Aphthasol® & other technologies	31,073	28,925
Total	$483,475	$492,582

General and Administrative

General and administrative expenses totaled $1,288,826 for the six months ended June 30, 2007, including $159,122 in stock-based compensation, compared to $745,907 for the six months ended June 30, 2006, including no stock-based compensation.  The increase of $542,919 in general and administrative expenses was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $116,000 due to recognition of share-based compensation, incentive accruals and associated employer costs therein, and inflationary increases for medical insurance costs.  We did not incur any share-based compensation or incentive payouts in 2006;

▪	Increased legal expense associated with patent applications of $103,000;
▪	Director fee expense increase of $130,000 as we did not incur any director fee expense in 2006;
▪	Increased legal expenses of $90,000 in part due to legal work associated with the filing of registration statements;
▪	Increased shareholder expenses of $41,000 for costs associated with our annual report and our annual meeting of shareholders;
▪	Increased costs associated with our insurance programs of $51,000;
▪	Increased expenses for consulting of $31,000; and
▪	Increased corporate travel costs of $26,000.

The increase in general and administrative expenses was partially offset by

▪	Lower accounting and audit fees of $45,000 in 2007 as the prior year included additional audit work for our subsidiary to comply with SEC requirements.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $419,630 for the six months ended June 30, 2007 as compared to $11,210 for the six months ended June 30, 2006.  The increase of $408,420 is attributable to our increased liquidity versus prior year and our investments of such excess cash.

Interest Expense

Interest expense totaled $1,574 for the six months ended June 30, 2007 as compared to the expense of $984,464 for the six months ended June 30, 2006.  The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

During the three month period ended June 30, 2007, we issued 703,933 shares of common stock upon the exercise of warrants and received $274,939 in cash proceeds.   Moreover, we also issued an additional 16,124 shares of common stock upon the partial exercise, on a cashless basis, of two warrants to purchase 20,000 shares of common stock.  All of such shares of common stock were issued pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 8, 2007.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of ULURU Inc. until the next annual meeting or until his successor is elected, (ii) approve an increase in the number of shares authorized for issuance under the Company’s 2006 Equity Incentive Plan, as amended, and (iii) ratified the selection of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2007.

We had 61,407,876 shares of common stock outstanding and entitled to vote as of April 5, 2007, the record date for the Annual Meeting.  At the Annual Meeting, 53,807,065 shares of common stock were present in person or represented by proxy, constituting a majority of all of the outstanding shares of our common stock, for the three proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1    Election of Directors

Director	Votes in Favor	Votes Withheld
William W. Crouse	53,807,022	43
Jeffrey B. Davis	53,807,022	43
Kerry P. Gray	53,807,032	33
David E. Reese, Ph.D.	53,807,062	3

Proposal 2    Approve an increase in the number of shares available for issuance under the Company’s 2006 Equity Incentive Plan from 2,000,000 to 6,000,000.

Votes in Favor:	49,405,628
Votes Against:	1,281,573
Abstentions:	26
Not Voted:	3,119,838

Proposal 3    Ratification of the selection of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2007.

Votes in Favor:	53,807,026
Votes Against:	39
Abstentions:	-0-

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ULURU Inc.

Date: August 10, 2007	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)