Form 10QSB
period 2007-09-30
ULURU INC.
filed 2007-11-13
CIK 1168220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007

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

The number of outstanding shares of registrant's Common Stock on November 12, 2007 was 62,377,028.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

ULURU Inc.

FORM 10-QSB

For the Three Months Ended SEPTEMBER 30, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$15,261,750	$16,918,007
Accounts receivable	104,438	672,534
Inventory	319,413	-0-
Prepaid expenses and deferred charges	202,000	265,935
Total Current Assets	15,887,601	17,856,476

Property and Equipment, net	1,166,038	691,132

Other Assets
Patents, net	11,302,013	12,098,869
Deposits	20,499	20,749
Total Other Assets	11,322,512	12,119,618

TOTAL ASSETS	$28,376,151	$30,667,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$545,302	$273,534
Accrued liabilities	377,025	475,218
Accrued liabilities – related party	1,484	63,984
Deferred revenue – current portion	55,147	-0-
Royalty advance	146,911	219,268
Asset purchase obligation	-0-	350,000
Total Current Liabilities	1,125,869	1,382,004

Long Term Liabilities
Deferred revenue, net – less current portion	509,143	-0-

TOTAL LIABILITIES	1,635,012	1,382,004

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 20,000 shares
authorized, none issued	---	---

Common Stock: $ 0.001 par value, 200,000,000 shares authorized;
Issued and outstanding : 62,277,028 at September 30, 2007 and 59,896,939 at December 31, 2006	62,277	59,897
Additional paid-in capital	42,635,954	41,886,896
Accumulated (deficit)	(15,957,092)	(12,661,571)
TOTAL STOCKHOLDERS’ EQUITY	26,741,139	29,285,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,376,151	$30,667,226

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
License fees	$13,862	$-0-	$168,742	$155,037
Royalty income	83,044	101,258	219,962	353,373
Product sales	-0-	-0-	-0-	75,578
Other	33,000	11,668	243,501	108,324
Total Revenues	129,906	112,926	632,205	692,312

COSTS AND EXPENSES
Cost of goods sold	-0-	-0-	-0-	96,520
Research and development	454,985	388,662	1,574,148	1,342,783
General and administrative	820,763	350,579	2,109,589	1,096,486
Amortization	272,083	265,578	806,256	785,302
Depreciation	19,015	15,872	52,892	47,770
Total Costs and Expenses	1,566,846	1,020,691	4,542,885	3,368,861

OPERATING (LOSS)	(1,436,940)	(907,765)	(3,910,680)	(2,676,549)

Other Income (Expense)
Interest and miscellaneous income	197,104	3,418	616,733	14,628
Interest expense	-0-	(616,751)	(1,574)	(1,601,215)
Commitment fee – Standby Equity Agreement	-0-	-0-	-0-	(1,787,940)
Liquidated damages	-0-	(1,885,000)	-0-	(1,885,000)
Loss from early extinguishment of debenture	-0-	(557,534)	-0-	(557,534)
Loss on sale of equipment	-0-	(30,143)	-0-	(30,143)

NET (LOSS)	$(1,239,836)	$(3,993,775)	$(3,295,521)	$(8,523,753)

Basic and diluted net (loss) per common share	$(0.02)	$(0.31)	$(0.05)	$(0.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	62,164,868	12,844,311	61,609,244	12,243,052

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES :
Net (loss)	$(3,295,521)	$(8,523,753)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization	806,256	785,302
Depreciation	52,892	47,770
Commitment fee – Standby Equity Agreement	-0-	1,787,940
Liquidated damages	-0-	1,885,000
Loss on early extinguishment of debenture	-0-	557,534
Loss on sale of equipment	-0-	30,143
Interest expense – financing costs	-0-	306,705
Interest expense – imputed	-0-	314,439
Share-based compensation for stock and options issued to employees	90,139	-0-
Share-based compensation for options issued to non-employees	271,359	-0-

Change in operating assets and liabilities:
Accounts receivable	568,096	56,378
Inventory	(319,413)	9,671
Prepaid expenses and deferred charges	63,935	(32,446)
Deposits	250	(18,876)
Accounts payable	271,768	248,545
Accrued liabilities	(160,693)	(166,965)
Deferred revenue	564,290	-0-
Royalty advance	(72,357)	(233,522)
Accrued interest	-0-	(322,573)
Total	2,136,522	5,255,045

Net Cash (Used in) Operating Activities	(1,158,999)	(3,268,708)

INVESTING ACTIVITIES :
Purchase of property and equipment	(537,198)	(150,952)
Proceeds from sale of equipment	-0-	14,500
Recapitalization of the Company	-0-	128,045
Net Cash (Used in) Investing Activities	(537,198)	(8,407)

FINANCING ACTIVITIES :
Repayment of capital lease obligation	-0-	(22,242)
Payment of asset purchase obligation	(350,000)	-0-
Proceeds from warrant exercises	369,940	-0-
Proceeds from stock option exercises	20,000	-0-
Proceeds from exchange of convertible debentures, net	-0-	2,699,975
Receipt of stock subscription receivable	-0-	22
Net Cash Provided by Financing Activities	39,940	2,677,755

Net (Decrease) in Cash	(1,656,257)	(599,360)

Cash, beginning of period	16,918,007	1,610,357
Cash, end of period	$15,261,750	$1,010,997

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 1,571,073 shares of common stock pursuant to cashless exercise of warrants to purchase 1,589,400 shares of common stock	$-0-

Net proceeds from exchange of convertible debenture on August 30, 2006
Convertible debenture issued		$13,000,000
Less : redemption of convertible debenture		(10,000,025)
Less : debenture issuance costs		(300,000)
Proceeds from debenture exchange, net		$2,699,975

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006
Liabilities assumed		$13,694,962
Less : Non-cash assets		(12,006,690)
Less : Cash received in recapitalization		(128,045)
Total non-monetary net liabilities assumed		$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,574	$1,306,943

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION AND COMPANY OVERVIEW

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 have been made.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended September 30,
	2007	2006
Antidilutive warrants to purchase common stock	6,001,667	6,125,000
Antidilutive options to purchase common stock	2,185,000	-0-
Restricted vesting common stock	56,035	-0-
Total	8,242,702	6,125,000

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

Research and Development Expenses

Pursuant to SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and related expense, lab supplies, preclinical development cost, clinical trial expense, outside manufacturing and consulting expense. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the three and nine months ended September 30, 2007.

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

Allowance for Doubtful Accounts

We estimate the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of September 30, 2007 and December 31, 2006, no allowance for collectibility was needed and there were no accounts written off as uncollectible during the nine months ended September 30, 2007 and the year ended December 31, 2006.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the Federal Food and Drug Administration (“FDA”) in connection with new drug applications submitted by the Company and annual user drug prescription fees. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 30th.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place, or at least annually, that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of related undiscounted cash flows. There have been no impairment losses determined or recorded for the three and nine months ended September 30, 2007.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At September 30, 2007 and December 31, 2006 our cash and cash equivalents totaled $15,261,750 and $16,918,007, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in corporate commercial paper with high quality ratings.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2007 and at December 31, 2006.  Three customers exceeded the 5% threshold, one with 49%, one with 32% and the other with 19%, at September 30, 2007.  Two customers exceeded the 5% threshold at December 31, 2006, one with 87% and the other with 12%.  We believe that the customer accounts are fully collectible as of September 30, 2007.

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS No. 154 in the first fiscal quarter of 2006. The adoption did not have an effect on our consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”).  SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption did not have an effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption did not have an effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157.  We have not yet evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

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

Domestic revenues represented 46% and 30% for the three months ended September 30, 2007 and 2006, respectively.  International revenues were 54% and 70% for the three months ended September 30, 2007 and 2006, respectively.  Domestic revenues represented 50% and 60% for the nine months ended September 30, 2007 and 2006, respectively.  International revenues were 50% and 40% for the nine months ended September 30, 2007 and 2006, respectively.  The following table summarizes our sources of revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2007	2006	2007	2006
Domestic	$59,309	$33,513	$315,858	$417,424
International	70,597	79,413	316,347	274,888
Total	$129,906	$112,926	$632,205	$692,312

NOTE 5.                      INVENTORY

As of September 30, 2007, our inventory was comprised of raw material, Amlexanox, the active ingredient in Aphthasol®, and work-in-progress costs for the production of Aphthasol®.  We also have approximately $49,000 of additional value associated with our raw materials inventory; however, no cost basis was assigned to this portion of the inventory as it was acquired at no cost.  A summary of inventory as of September 30, 2007 and December 31, 2006 follows:

Inventory	September 30, 2007	December 31, 2006
Inventory – Amlexanox (raw material)	$137,311	$-0-
Inventory – Work in Progress (Aphthasol®)	182,102	-0-
Total	$319,413	$-0-

NOTE 6.                      PROPERTY AND EQUIPMENT

As of September 30, 2007 and December 31, 2006, a summary of property and equipment is as follows:

Property and equipment	September 30, 2007	December 31, 2006
Laboratory equipment	$401,242	$316,853
Manufacturing equipment	700,769	269,000
Computers, office equipment, and furniture	107,746	103,902
Computer software	4,108	4,108
Leasehold improvements	95,441	78,244
	1,309,306	772,107
Less: accumulated depreciation and amortization	143,268	80,975
Property and equipment, net	$1,166,038	$691,132

NOTE 7.                      PATENTS

As of September 30, 2007 and December 31, 2006, a summary of patents is as follows:

Patents	September 30, 2007	December 31, 2006
Zindaclin®	$3,729,000	$3,729,000
Amlexanox (Aphthasol®)	2,090,000	2,090,000
Amlexanox (OraDisc™ A)	6,873,080	6,873,080
OraDisc™	73,000	73,000
Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	2,052,925	1,256,069
Patents, net	$11,302,013	$12,098,869

NOTE 8.                      ACCRUED LIABILITIES

As of September 30, 2007 and December 31, 2006, a summary of accrued liabilities is as follows:

Accrued Liabilities	September 30, 2007	December 31, 2006
Accrued taxes – payroll	$106,299	$106,302
Accrued compensation/benefits	237,481	298,040
Accrued insurance payable	-0-	70,876
Contract research payable	33,245	-0-
Total accrued liabilities	$377,025	$475,218

The accrued taxes-payroll relate to advances obtained by the former president of the Company, which were treated as the net amount of compensation paid to him in 2005 since applicable withholding taxes were never paid at that time. The difference between the advances paid and the gross amount of the compensation relates to the unpaid taxes, interest and penalties accrued through September 30, 2007.  Management is of the opinion that the advances and the payroll taxes reported as owed may be ultimately settled with the former president.

NOTE 9.                      STOCKHOLDERS’ EQUITY

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2007 and the changes therein during the twelve months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance – September 30, 2006	6,125,000	$0.24

Warrants issued	2,270,000	0.95
Warrants exercised	-0-	---
Warrants cancelled	-0-	--
Balance – December 31, 2006	8,395,000	$0.43

Warrants issued	-0-	--
Warrants exercised	2,393,333	0.19
Warrants cancelled	-0-	--
Balance – September 30, 2007	6,001,667	$0.53

Of warrant shares subject to exercise as of September 30, 2007, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,066,667
August 30, 2011	1,125,000
December 6, 2011	1,810,000
Total	6,001,667

NOTE 10.                      SHARE BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  We use the Black-Scholes option-pricing model as our method of valuation under SFAS 123(R) and a single option award approach.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Stock-based compensation expense recognized in our Statement of Operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures, which currently is nil.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions.  These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Incentive Stock Options

The value of incentive stock options granted during the three months ended September 30, 2007 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended September 30, 2007
Expected volatility	52.2%
Risk-fee interest rate	4.26%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (in years)	5.0

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

During the third quarter of 2007, the Board of Directors granted the following awards to executives or employees.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	600,000	$2.25	$1,347,275

At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods related to unvested incentive stock option awards, as adjusted for expected forfeitures, is approximately $1,589,117.  The period over which the unearned stock-based compensation is expected to be recognized is approximately four years.  We anticipate that we will grant additional incentive stock option awards to employees in the future, which will increase our stock-based compensation expense by the additional unearned compensation resulting from these grants.  The fair value of these future grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted.  In addition, if factors change and different assumption are used in the application of SFAS 123(R) in future periods, stock-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The following table summarizes stock-based compensation related to incentive stock options, in accordance with SFAS 123(R), for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$14,704	$-0-	$38,175	$-0-
General and administrative	8,663	-0-	18,435	-0-
Total stock-based compensation expense	23,367	-0-	56,610	-0-
Tax benefit	---	---	---	---
Stock-based compensation expense, net of tax	$23,367	$-0-	$56,610	$-0-

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

The value of non-employee stock options granted during the three months ended September 30, 2007 was estimated using the Black-Scholes model with the following assumptions:

Three Months Ended September 30, 2007
Expected volatility	50.4%
Risk-fee interest rate	4.59%
Expected dividends	0.0%
Expected forfeitures	0.0%
Expected term (in years)	1.0

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

During the third quarter of 2007, the Board of Directors granted the following awards to directors or non-employee consultants.

	Quantity	Weighted Average Fair Value Per Share	Fair Value
Options to Purchase Common Stock	50,000	$0.93	$46,714

At September 30, 2007, the balance of unearned stock-based compensation to be expensed in future periods is approximately $179,601.

The following table summarizes stock-based compensation related to nonstatutory stock options to directors and non-employees for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$16,443	$-0-	$48,792	$-0-
General and administrative	89,079	-0-	222,567	-0-
Total stock-based compensation expense	$105,522	$-0-	$271,359	$-0-

Stock Options (Incentive and Nonstatutory)

The following table presents the activity for stock options for the twelve months ended September 30, 2007:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding, September 30, 2006	-0-	$-0-
Granted	1,350,000	1.29
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	1,350,000	1.29
Granted	840,000	4.46
Forfeited/cancelled	-0-	---
Exercised	5,000	4.00
Outstanding, September 30, 2007	2,185,000	$2.50

The following table presents the stock option grants outstanding and exercisable as of September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Stock Options Exercisable	Weighted Average Exercise Price per Share
$0.95	700,000	9.2	$0.95	-0-	$-0-
$1.65	650,000	9.2	1.65	-0-	-0-
$4.00	105,000	9.2	4.00	417	4.00
$4.29	50,000	9.9	4.29	-0-	-0-
$4.50	600,000	10.0	4.50	-0-	-0-
$4.95	80,000	9.6	4.95	-0-	-0-
Total	2,185,000	9.5	$2.50	417	$4.00

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

During the third quarter of 2007, the Board of Directors did not grant any restricted stock awards.

At September 30, 2007, the balance of unearned restricted stock-based compensation to be expensed in future periods is approximately $190,611.

The following table summarizes stock-based compensation related to restricted stock awards for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$3,237	$-0-	$9,605	$-0-
General and administrative	8,062	-0-	23,924	-0-
Total stock-based compensation expense	$11,299	$-0-	$33,529	$-0-

The following table presents the activity for nonvested restricted stock awards for the twelve months ended September 30, 2007:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2006	-0-	$-0-
Granted	-0-	---
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, December 31, 2006	-0-	-0-
Granted	56,035	4.00
Forfeited/cancelled	-0-	---
Exercised	-0-	---
Outstanding, September 30, 2007	56,035	$4.00

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of September 30, 2007, we granted options to purchase 2,190,000 shares of Common Stock, of which 2,185,000 were outstanding at a weighted average exercise price of $2.50 per share and 56,035 shares of restricted stock.  There are 3,753,965 shares that remain available for future grant under our Incentive Plan.

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

Stock appreciation rights ("SARs") granted under our Incentive Plan entitle the holder to receive, subject to the provisions of the Incentive Plan and an award agreement, a payment having an aggregate value equal to the product of (i) the excess of (A) the fair market value of a share of our Common Stock on the exercise date over (B) the base price per share specified in the award agreement, times (ii) the number of shares specified by the SAR, or portion thereof, which is exercised.  Payment of the amount receivable by a holder upon any exercise of a SAR may be made by the delivery of shares of our Common Stock or cash, or any combination of shares and cash, as determined by the plan administrator.  SARs are transferable only as provided for in the award agreement.  No SARs were granted or are outstanding as of September 30, 2007.

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

NOTE 12.                      COMMITMENTS AND CONTINGENCIES

Milestone Payments

As of September 30, 2007, we are subject to paying Access Pharmaceuticals, Inc. future milestone obligations which, if achieved, total $4,750,000; relating to milestones based on annual sales of 20 and 40 million dollars on sales of the products, 20 million dollars on sales of any one product, and 50 and 100 million dollars on cumulative sales of the products.

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

Employment Agreement

On September 25, 2007 the Company entered into an Employment Agreement with Renaat Van den Hooff to serve as the Company’s Executive Vice President - Operations.  Mr. Van den Hooff is paid an annual salary of $300,000, received a one-time signing bonus of $100,000, and was granted stock options to purchase 600,000 shares of the Company's common stock with an exercise price of $4.50, the closing price of the Company's common stock on his employment commencement date.  Mr. Van den Hooff's options will vest 25% on September 25, 2008 and monthly thereafter over a 36 month period. The stock options are granted from the Company's 2006 Equity Incentive Plan.  Mr. Van den Hooff is entitled to similar employee benefits as the Company's other executive officers.  Under certain circumstances relating to a change of control of the Company, Mr. Van den Hooff may be entitled to receive a payment equal to his annual salary, acceleration of options and extension of health care benefits.

NOTE 13.                      LEASE OBLIGATION

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly a lease obligation of $9,308 per month, which is inclusive of monthly operating expenses.

Calendar Years	Future Lease Expense
2007	$27,924
2008	111,695
2009	111,695
2010	111,695
2011 & Beyond	262,022
Total	$625,031

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-QSB contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited, to the uncertainties associated with research and development activities, clinical trials, our ability to raise capital, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to commercialize additional products, and other risks described below as well as those discussed elsewhere in this Form 10-QSB, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission including our Form 10-KSB for the period ended December 31, 2006. Forward-looking statements contained in this Form 10-QSB include, but are not limited to those relating to our business strategy, future revenues, anticipated product approvals and timing thereof, the terms of future licensing arrangements, and our expected capital expenditures.

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. (“Access”) which was completed on October 12, 2005.  This acquisition resulted in us acquiring Aphthasol®, Zindaclin® and the Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices.  In December 2006, we acquired from Access the patent rights to the Nanoparticle Aggregate technology subject to a licensing agreement with Access for certain Injectable drug delivery devices.  Utilizing these technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing both of our Mucoadhesive Film and Nanoparticle Aggregate technologies.

Recent Developments

On September 25, 2007, we announced that Renaat Van den Hooff has joined the Company as Executive Vice President – Operations.  Mr. Van den Hooff has extensive experience in the pharmaceutical industry most notably with Johnson & Johnson, both in the United States and internationally. In his most recent position he was responsible for the integration of the European, Middle East and African Johnson & Johnson and Pfizer Consumer Healthcare Companies, prior to that he held the position of President McNeil International and President of Johnson & Johnson/Merck Consumer Pharmaceuticals.

On August 13, 2007, the Board of Directors of ULURU Inc. appointed W. Anthony Vernon to serve as a director of the Company.  Mr. Vernon currently serves as a director of several consumer, biotech and medical device companies, including Medivation Inc., NovoCure Ltd., Cord Blood Registry, and Disc Dynamics Inc.  He has previously held the positions of Company Group Chairman with DePuy Orthopedics, President of Centocor, Inc. and McNeil Consumer Healthcare.  Prior to these positions, Mr. Vernon was Worldwide President of the Johnson & Johnson / Merck joint venture.

On July 26, 2007, our shares of common stock began trading on the American Stock Exchange, or AMEX, under the symbol “ULU”.  Previously our shares of common stock were traded on the OTCBB.

On July 18, 2007, we announced an agreement with a major veterinary company to evaluate the delivery of drugs to companion animals utilizing our mucoadhesive erodible film technology. The initial feasibility study is focused on the delivery of a proprietary active in dogs to achieve bioequivalence to an orally administered product. Under the terms of the agreement our development partner will assume the costs of the feasibility testing in dogs.

On July 11, 2007, we announced a development agreement with a leading consumer pharmaceutical company to develop a range of consumer products utilizing our novel Nanoparticle Elastic Gel.  The initial developments are focused on utilizing our nanoparticle elastic adhesive gel, which offers the potential to significantly extend the time that a flexible film stays in contact with the skin, to release active compounds. Under the terms of the agreement ULURU will receive payments for the development activities and has granted its development partner a period of exclusivity to enter a potential licensing agreement.

Employees

As of September 30, 2007, we have 12 full-time and 1 part-time employees. Of these employees, eight are directly engaged in or directly support research and development activities of which five have advanced scientific degrees, two directly support commercial and business development activities and three are in administrative positions. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. Management believes that we maintain good relations with our personnel. We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Contract research, products sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to, provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2007 our cash and cash equivalents were $15,261,750 which is a decrease of $1,656,257 as compared to our cash and cash equivalents at December 31, 2006 of $16,918,007.  Our working capital (current assets less current liabilities) was $14,761,732 at September 30, 2007 as compared to our working capital at December 31, 2006 of $16,474,472.

Net cash used in operating activities decreased to $1,158,999 for the nine months ended September 30, 2007 from $3,268,708 for the nine months ended September 30, 2006.  This decrease was due to several factors; a decrease in our net loss due to non-recurring prior year expenses for commitment fees, liquidated damages, a loss on early extinguishment of debt, and decreased interest expense.  Additional factors affecting the decrease in net cash used in operating activities were a decrease in accounts receivable, the receipt of a milestone payment thereby increasing deferred revenues. These positive factors were partially offset by an increase in inventory.

Net cash used in investing activities increased to $537,198 for the nine months ended September 30, 2007 from $8,407 for the nine months ended September 30, 2006.  The increase is due to the ongoing purchases of manufacturing equipment for the commercial scale-up of our OraDisc™ products.

Net cash provided by financing activities totaled $39,940 for the nine months ended September 30, 2007 compared $2,677,755 for the nine months ended September 30, 2006.  The net cash provided by financing activities for the nine months ended September 30, 2007 was comprised of $389,940 from the exercise of stock options and warrants to purchase common stock less the $350,000 repayment of our asset purchase obligation.

Additionally, during the nine months ended September 30, 2007 we issued 1,571,073 shares of common stock pursuant to the cashless exercise of warrants to purchase 1,589,400 shares of common stock.

As of September 30, 2007 our available cash is expected to be sufficient to fund operations for the next three years.

We continue to expend funds to advance the development of our products, license additional products, and establish a sales and marketing operation to commercialize our wound care products.  We believe that our financial results for the remainder of this year and for 2008 will be affected positively by our commercialization of additional products, thereby increasing our revenues and improving our working capital.

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

Comparison of the three months ended September 30, 2007 and 2006

Total Revenues

Revenues were $129,906 for the three months ended September 30, 2007, as compared to revenues of $112,926 for the three months ended September 30, 2006, and were comprised of licensing fees of $13,862 for the OraDisc™ B development agreement, domestic royalties of $26,309 from the sale of Aphthasol®, foreign royalties of $56,735 from the sale of Zindaclin®, and sponsored research of $33,000.

The third quarter 2007 revenues represent an overall increase of $16,980 versus the comparative third quarter 2006 revenues, primarily due to increased licensing fees of $13,862 for OraDisc™ B and increased sponsored research of $21,332.  These positive factors were partially offset by a decrease in royalties for the quarter associated with the international sales of Zindaclin®.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the third quarter of 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $454,985 for the three months ended September 30, 2007, including $34,384 in stock-based compensation, compared to $388,662 for the three months ended September 30, 2006, including no stock-based compensation.  The increase of $66,323 in research and development expenses was due primarily to increased costs of approximately $32,000 for Aphthasol® regulatory fees, initial clinical testing expenses for our wound care technology of $24,000, increased costs of $73,000 associated with additional scientific personnel and increased equipment repair costs of $8,000.  These increases were partially offset by a decrease of $71,000 in direct research costs.  The direct research and development expenses for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
Technology	2007	2006
OraDisc™	$62,299	$74,540
Wound care & nanoparticle	15,628	76,720
Aphthasol® & other technologies	9,150	7,227
Total	$87,077	$158,487

General and Administrative

General and administrative expenses totaled $820,763 for the three months ended September 30, 2007, including $105,804 in stock-based compensation, compared to $350,579 for the three months ended September 30, 2006, including no stock-based compensation.  The increase of $470,184 in general and administrative expenses was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $184,000 due to recognition of share-based compensation, initial compensation associated with the hiring of our new executive vice president, incentive accruals, and associated employer costs therein.  We did not incur any share-based compensation or incentive accruals in 2006;

▪	Director fee expense increase of $87,000 as we did not incur any director fee expense in 2006;
▪	Expenses of $73,000 associated with our new listing on the American Stock Exchange;
▪	Increased legal expense associated with patent applications of $48,000;
▪	Increased shareholder expenses of $33,000 for costs associated with investors and public relations;
▪	Increased costs associated with our insurance programs of $29,000;
▪	Increased expenses for consulting of $20,000; and
▪	Increased corporate travel costs of $5,000.

The increase in general and administrative expenses was partially offset by

▪	Lower legal expenses of $12,000.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $197,104 for the three months ended September 30, 2007 as compared to $3,418 for the three months ended September 30, 2006.  The increase of $193,686 is attributable to an increase in interest income due to higher cash balances in 2007.

Interest Expense

There was no interest expense for the three months ended September 30, 2007 as compared to the expense of $616,751 for the three months ended September 30, 2006.  The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

Other Expenses

We did not incur any other expense items for the three months ended September 30, 2007 as compared to the other expenses for the three months ended September 30, 2006 of $2,472,677, comprised of $1,885,000 for liquidated damages relating to the delay in the effectiveness of a registration statement, $557,534 from a loss on early extinguishment of debenture, and $30,143 from a loss on sale of equipment.

Comparison of the nine months ended September 30, 2007 and 2006

Total Revenues

Revenues totaled $632,205 for the nine months ended September 30, 2007, as compared to revenues of $692,312 for the nine months ended September 30, 2006, and were comprised of licensing fees of $168,742 for milestones associated with our Zindaclin® and OraDisc™ B technologies, domestic royalties of $72,357 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $147,605, and sponsored research of $243,501.

The nine months ended September 30, 2007 revenues represent an overall decrease of $60,107 versus the comparative 2006 revenues, primarily due to lower domestic royalties associated with Aphthasol® along with the lack of Aphthasol® product sales to our domestic distributor due to product order timing.  These adverse factors were partially offset by an increase in sponsored research projects associated with our OraDisc™ and hydrogel nanoparticle technology.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the nine months ended September 30, 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $1,574,148 for the nine months ended September 30, 2007, including $96,572 in stock-based compensation, compared to $1,342,783 for the nine months ended September 30, 2006, including no stock-based compensation.  The increase of $231,365 in research and development expenses was due primarily to increased costs of approximately $141,000 for Aphthasol® regulatory fees, increased costs of $139,000 associated with additional scientific personnel, initial clinical testing expenses of $28,000 for our wound care technology and increased equipment repair costs of $7,000.  These increases were partially offset by a decrease of $84,000 in direct research costs.

The direct research and development expenses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine months Ended September 30,
Technology	2007	2006
OraDisc™	$252,242	$360,125
Wound care & nanoparticle	274,487	254,792
Aphthasol® & other technologies	40,223	36,152
Total	$566,952	$651,069

General and Administrative

General and administrative expenses totaled $2,109,589 for the nine months ended September 30, 2007, including $264,926 in stock-based compensation, compared to $1,096,486 for the nine months ended September 30, 2006, including no stock-based compensation.  The increase of $1,013,103 in general and administrative expenses was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $299,000 due to recognition of share-based compensation, initial compensation associated with the hiring of our new executive vice president, incentive accruals and associated employer costs therein, and inflationary increases for medical insurance costs.  We did not incur any share-based compensation or incentive accruals in 2006;

▪	Director fee expense increase of $217,000 as we did not incur any director fee expense in 2006;
▪	Increased legal expense associated with patent applications of $151,000;
▪	Increased costs associated with our insurance programs of $80,000;
▪	Increased legal expenses of $77,000 in part due to legal work associated with the filing of registration statements;
▪	Expenses of $73,000 associated with our new listing on the American Stock Exchange;
▪	Increased shareholder expenses of $76,000 for costs associated with our annual report, the annual meeting of shareholders, and for investor and public relations;
▪	Increased expenses for consulting of $50,000; and
▪	Increased corporate travel costs of $31,000.

The increase in general and administrative expenses was partially offset by

▪	Lower accounting and audit fees of $45,000 in 2007 as the prior year included additional audit work for our subsidiary to comply with SEC requirements.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $616,733 for the nine months ended September 30, 2007 as compared to $14,628 for the nine months ended September 30, 2006.  The increase of $602,105 is attributable to an increase in interest income due to higher cash balances in 2007.

Interest Expense

Interest expense totaled $1,574 for the nine months ended September 30, 2007 as compared to an expense of $1,601,215 for the nine months ended September 30, 2006.  The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

Other Expenses

We did not incur any other expense items for the nine months ended September 30, 2007 as compared to the other expenses for the nine months ended September 30, 2006 of $4,260,617, comprised of $1,787,940 for a commitment fee, $1,885,000 for liquidated damages relating to the delay in the effectiveness of a registration statement, $557,534 from a loss on early extinguishment of debenture, and $30,143 from a loss on sale of equipment.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

During the three month period ended September 30, 2007, we issued an aggregate of 105,000 shares of common stock upon the exercise of warrants held by two assignees of Blue Trading Inc., at a per share price of $0.95, and upon the exercise of a stock option held by an employee, at a per share price of $4.00.  We received $115,000 in aggregate cash proceeds from the exercise of such warrants and options.  Moreover, we also issued an additional 44,012 shares of common stock upon the partial exercise, at a per share price of $0.95, on a cashless basis, of two warrants held by two assignees of Blue Trading Inc. to purchase 55,000 shares of common stock.  All of such shares of common stock were issued pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.44	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ULURU Inc.

Date: November 13, 2007	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)