Form 10KSB
period 2007-12-31
ULURU INC.
filed 2008-03-28
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2007.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to________________

Commission File Number 000-49670

ULURU Inc.
(Name of small business issuer in its charter)

Nevada	41-2118656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4452 Beltway Dr.
Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (214) 905-5145

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	American Stock Exchange

-----------------------------

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The issuer's revenues for its most recent fiscal year were $1,465,744

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)   $56,398,590 as of March 12, 2008

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   62,416,881 as of March 12, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III, including, specifically, the Compensation Committee Report to be included in that proxy statement.

Part I

FORWARD LOOKING STATEMENTS

When used in this Form 10-KSB, the words “expects”, “anticipates”, “estimates”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to risks and uncertainties, including those set out below under “Risk Factors” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

ITEM 1.                      DESCRIPTION OF BUSINESS

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

On February 2, 2000, we entered into a Stock Acquisition Agreement with National Lighting Corp, an Internet company incorporated in British Columbia, Canada, pursuant to which National Lighting Corp. became a wholly owned subsidiary of the Company and on March 13, 2000 the shareholders of the Company approved an amendment to the Articles of Incorporation and changed the Company name to VOIP Technology Inc.

On January 30, 2002, the shareholders of the Company approved an amendment to the Articles of Incorporation, changing our name to Oxford Ventures, Inc.

On February 8, 2002, we sold all of the shares the Company held in National Lighting Corp., our wholly owned subsidiary.  Our charter was suspended (subject to reinstatement) by the State of Nevada in September 2001 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on January 30, 2002, upon payment of all past due fees and costs.

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

On October 12, 2005, we entered into a merger agreement with ULURU Inc., a Delaware corporation ("ULURU Delaware"), and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ours formed on September 29, 2005. Under the terms of the agreement, Uluru Acquisition Corp. would merge into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code.

As a result of the merger, we acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of the Company, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter has not been, and will not be, that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations.  Both companies have a December 31 year end.

On March 29, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split to occur so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, our issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,094 post-split shares which include additional shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

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

At the effective time of such merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to such merger became our directors, and all persons holding offices of ULURU Delaware at the effective time continued to hold the same offices of the surviving corporation. Simultaneously, ULURU Inc.'s directors and officers immediately prior to the closing of such merger resigned from all of their respective positions with us.

On May 31, 2006, ULURU Delaware filed a Certificate of Amendment to its Certificate of Incorporation in Delaware to change its name from "Uluru Inc." to "ULURU Delaware Inc."

Our Business

We are an emerging yet diversified pharmaceutical company focused on advancing topical drug delivery and engaged in the development of novel wound care, plastic surgery, and topically applied therapeutics based primarily on the adaptation of existing therapeutic agents using our proprietary drug delivery platforms.

It is our objective to establish a market leadership position in the development of wound management, plastic surgery, and oral care products by utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  To achieve this objective, we have acquired three patented delivery technologies and intend to make future acquisitions of technologies which offer the potential to improve patient outcomes in our areas of focus.

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

Nanoparticle Aggregate

Nanoparticles which aggregate in the presence of body fluids, to form a permanent or partially permanent device which can be used as a wound or burn care dressing with or without a drug, in plastic surgery as a dermal filler and implant material and for ocular drug delivery.

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

We have commenced hiring a direct sales force and a sales and marketing organization to commercialize the acute wound management, certain chronic wounds, and burn care products. To achieve this objective, we plan on acquiring additional complimentary wound management products. We plan to add additional products to our existing portfolio through the incorporation of numerous wound management compounds in our nanoparticle aggregate dressing.

In addition to the three acquired drug delivery technologies, we have also purchased the patent for the use of amlexanox for the treatment of oral diseases including canker sores, and skin disorders.

Discus Dental Inc., our United States licensee is currently marketing amlexanox 5% paste in the United States, the first U.S. Food and Drug Administration (“FDA”) approved product for the treatment of canker sores, under the trade name Aphthasol®. In September 2001, ProStrakan Limited, our U.K. partner, received marketing authorization to market amlexanox 5% paste in the United Kingdom under the trade name Aptheal®.  We have received marketing approval in 10 European Union countries following completion of the Mutual Recognition Procedure (“MRP”). Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal and Sweden where marketing has yet to commence. We have developed a new formulation and delivery form for amlexanox.  In 2004, we received approval of our new drug application for OraDisc™ A from the FDA.  The OraDisc™ technology is a proprietary mucoadhesive patch that gradually erodes and releases an active ingredient when applied to the inside of the mouth.

ProStrakan has used our patented Residerm® technology to develop a zinc clindamycin formulation for the treatment of acne. ProStrakan began marketing zinc clindamycin in the United Kingdom under the trade name Zindaclin in March 2002. The process to achieve marketing authorization for Zindaclin throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states, where marketing activities are ongoing in the major markets including France, Germany, Spain and Italy. Additionally, approvals have been granted in numerous international markets where the product has been launched.

Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Marketed Products

Aphthasol® and Aptheal® (Amlexanox 5% Paste)

Amlexanox 5% paste is the first drug approved by the FDA for the treatment of canker sores. A Phase IV clinical study conducted in Northern Ireland was completed in November 2000 and results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease. If this label extension is approved by regulatory authorities, we believe that it would provide a major marketing opportunity to expand use of the product and to attract sufferers of canker sores to contact medical practitioners to request the product.

The exclusive United States rights for the sale and marketing of amlexanox 5% paste for the treatment of canker sores is licensed to Discus Dental Inc., a specialty dental company, who has assumed the marketing of the product. In addition to the paste product, the mucoadhesive erodible film, OraDisc™ A, which is approved by the FDA is also licensed to Discus Dental and is planned to be launched in 2008.

The exclusive United Kingdom and Ireland rights for the sale and marketing of amlexanox 5% paste are licensed to ProStrakan. Under the terms of this license, ProStrakan was responsible for and assumed all costs associated with the regulatory approval process, including product registration, for amlexanox in the United Kingdom and the European Union. Additionally, ProStrakan is obligated to make milestone payments to us on achievement of performance objectives and we will receive royalties on product sales of amlexanox.

An international out licensing program for amlexanox is ongoing. In addition to our license agreement with ProStrakan, licensing agreements have been executed with Meda AB for Scandinavia, the Baltic states and Iceland; Laboratories Esteve for Spain, Portugal and Greece; Paladin Labs Inc. for Canada; EpiTan, Ltd. for Australia and New Zealand; and Orient Europharma, Co., Ltd for Taiwan, Hong-Kong, Philippines, Thailand and Singapore. Currently, Contract Pharmaceuticals Ltd. Canada is our contract manufacturer for all markets including the United States.

ProStrakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001. ProStrakan’s trade name for the product is Aptheal®. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden. We plan to reapply for approvals in countries where registration has not been received including France, Italy and Belgium.

The therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera®, in Canada by Paladin Labs Inc., our Canadian partner.

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

Pursuant to a license agreement, the exclusive worldwide rights for the manufacturing, sales and marketing of zinc clindamycin were granted to ProStrakan. Under the terms of the license agreement, ProStrakan agreed to fund the development costs of zinc clindamycin and any additional compounds developed utilizing our zinc patent, including preclinical, clinical development, and product registrations. We share equally in all milestone payments received from the sublicensing of the compound. In addition, we receive a royalty on sales of products utilizing this technology.

ProStrakan has sub-licensed to Crawford Healthcare Limited the marketing of zinc clindamycin in the United Kingdom which is sold under the trade name Zindaclin®. The process to achieve marketing authorization for Zindaclin® throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states and several non-European countries.  Additionally, in December 2006 ProStrakan signed a Licensing Agreement to extend Crawford Healthcare Limited’s territory to include all EU countries except Spain and Italy, the United States, and the CEE countries.  In Spain and Italy, Zindaclin® is licensed to Cantabria SA.  Additional licenses and/or distribution agreements have been signed in other countries with other companies.

OraDisc™ A

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes that are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, we have developed a novel, cost-effective, adhesive film product that is bioerodible. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer.

OraDisc™ A was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol®. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product. OraDisc™ A was approved by the FDA in September 2004.

This successful development is an important technology milestone which supports the development of the OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted. Additionally, safety in patients as young as 12 years of age was demonstrated. Patients in a 700 patient clinical study and 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, ability of the disc to remain in place and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

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

Mucoadhesive Disc Technology

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, we developed a novel erodible mucoadhesive film product. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing for a wide range of potential applications. The disc stays in place eroding over a period of time, so that subsequent removal is unnecessary. The disc delivers the drug over a period of time pre-determined by the rate of erosion of the disc, which is in turn controlled by the formulation of the backing layer.

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

In addition, we have entered into a development agreement with Meldex International PLC, formerly BioProgress PLC, to co-develop a product for the treatment of nausea and vomiting utilizing the mucoadhesive disc technology.  Transmucosal delivery of a nausea product is designed to accelerate the onset of action of the product and provide sustained drug delivery over an extended period of time.

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

Our Hydrogel Nanoparticle Aggregate Technology system has at its core a system of hydrogel nanoparticles composed of a polymer used in manufacturing contact lenses and other FDA-approved implants.  These nanoparticles aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate or blood forming a flexible, nonresorbable material termed an aggregate.

Utilizing our proprietary technology, we have developed three separate development platforms from the system:

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

The spaces between nanoparticles, or holes in the lattice, can be tailored by varying the nanoparticle size which controls the diffusion rate.   Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released.  By choosing specific nanoparticles and formulating these with a given active, we can tailor a drug delivery profile to a given application.

Nanoparticle Powder

Our Nanoparticle Powder is composed of hydrogel nanoparticles that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate forming a flexible, nonresorbable film.  The film can be used to cover and protect a wound surface and can also be applied to provide specific drug delivery profiles to a wound or skin surface.

The particles are applied as a dry material and immediately hydrate and form a uniform, intact film with adhesion to the moist wound interface.  In addition, we have formulated the powder with active pharmaceutical ingredients to provide specific release profiles to wound surfaces.  We intend to develop a range of products utilizing the nanoparticle powder in wound care, including:

▪	Powder dressings for the coverage and protection of acute and chronic wounds;
▪	Silver containing dressings with antimicrobial properties;
▪	Hemostatic agent containing dressings for acute trauma with blood loss;
▪	Antibiotic containing dressings for treatment of infection; and
▪	Growth factor containing dressings for management of chronic wounds.

Nanoparticle Gel

Our Nanoparticle Gel Technology is composed of hydrated hydrogel nanoparticles that are concentrated into a viscoelastic gel.  The gel fills the shape of a container or envelope and the physical properties such as firmness or elasticity can be varied by changing the nanoparticle composition and concentrations.  If the gel is exposed to physiological fluid such as a body cavity, the nanoparticles will aggregate immediately and irreversibly forming a flexible, nonresorbable hydrogel aggregate.  This technology is currently under development as an advanced breast implant filler material inside of elastomeric shells.  The application of the gel technology allows tuned aesthetic properties specific for patient needs, however the ability to form a bulk hydrogel aggregate in the event of a shell rupture provides a safer alternative to certain other commercial gel filler materials, including silicone.

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

Residerm® Topical Delivery Technology

We have granted a license to ProStrakan for the development of compounds that utilize our zinc technology. The use of zinc ions to formulate topical products produces a reservoir of drug in the skin to increase the effectiveness of topically applied products and to reduce toxicity. There are many localized disease conditions, which are effectively treated by topical application of suitable pharmaceutical agents. In order for such treatments to be maximally effective, it is necessary that as much of the active agent as possible be absorbed into the skin where it can make contact with the disease condition in the dermal tissue without being lost by rubbing off on clothing or evaporation. At the same time, the agent must not penetrate so effectively through the skin that it is absorbed into the systematic circulation. This latter factor is especially important in order to minimize unwanted side effects of the pharmacologically active agent. The ideal vehicle for topically applied pharmaceuticals is one that can rapidly penetrate the skin and produce a "reservoir effect" in the skin or mucous membranes. Such a reservoir effect can be produced by complexing of suitable pharmaceutical agents with zinc ions, by an as yet unknown mechanism. This "reservoir effect" is defined as an enhancement of the skin or membrane’s ability to both absorb and retain pharmacological agents, that is:

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

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our broad intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patent protection for products under development and for new discoveries. Patent applications are filed for our inventions and prospective products with the U.S. Patent and Trademark Office and, when appropriate, with authorities in countries that are part of the Paris Convention’s Patent Cooperation Treaty (“PCT”) (most major countries in Western Europe and the Far East) and with other authorities in major markets not covered by the PCT.

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

We have one U.S. patent and have filed two U.S. and two European patent applications for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site increasing the effectiveness of the product.  Our patent applications cover the delivery of drugs through or into any mucosal surface and onto the surface of teeth. The patent and patent applications cover our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the adhesive film.

Five U.S. patent applications and four PCT patent applications for our hydrogel nanoparticle aggregate technology have been filed. The patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, breast implants, in-dwelling medicated catheters, medicated stents, artificial discs and tissue scaffold.  In December 2006 we acquired from Access Pharmaceuticals Inc. all patent rights and all intellectual properties associated with the Nanoparticle Aggregate technology.  We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

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

Among the requirements for drug and device approval and testing is that the prospective manufacturer’s facilities and methods conform to the FDA’s Code of Good Manufacturing Practices regulations, which establish the minimum requirements for methods to be used in, and the facilities or controls to be used during, the production process. Such facilities are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product or medical device product may be produced and marketed in the U.S. include preclinical tests, the filing of an Investigational New Drug application ("IND") or an Investigational Device Exemption (“IDE”) with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence.  Numerous phases of clinical testing and the FDA approval of a New Drug Application (“NDA”), a Product Marketing Authorization (“PMA”), or a 510(k) application (“510(k)”) is also required prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND and IDE application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, or ICH, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process.  In the case of a pharmaceutical product, Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II and it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA, PMA, or 510(k) for approval to commence commercial sales.

The process of performing the requisite testing, data collection, analysis and compilation of an IND, IDE, NDA, PMA, or 510(k) is labor intensive and costly and may take a protracted time period.  In some cases, tests may have to be redone or new tests instituted to comply with FDA requests.  Review by the FDA may also take considerable time and there is no guarantee that an NDA, PMA, or 510(k) will be approved.  Therefore, we cannot estimate with any certainty the length of the approval cycle.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future.  Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

Products developed from our Residerm® technology will compete for a share of the existing market with numerous products which have become standard treatments recommended or prescribed by dermatologists. Zindaclin®, which is a product developed utilizing our Residerm® technology, competes with products including Benzamycin, marketed by a subsidiary of Sanofi-Aventis; Cleocin-T and a generic topical clindamycin marketed by Pfizer; Benzac, marketed by a subsidiary of L’Oreal; and Triaz, marketed by Medicis Pharmaceutical Corp.

Aphthasol® is the only clinically proven product to accelerate the healing of canker sores.  There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations that incorporate a local anesthetic used for the treatment of this condition.

In the area of wound management, burn care, breast implants, and dermal fillers, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

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

We have commenced hiring a direct sales force and a sales and marketing organization to commercialize our product developments in the acute wound management, certain chronic wounds, and burn care market segments.  Management believes that a small dedicated sales and marketing organization can effectively commercialize products in these specialized areas.

Employees

As of December 31, 2007, we have 14 full-time employees and 1 part-time employee.  Of these employees, ten are directly engaged in or directly support research and development activities of which five have advanced scientific degrees, two directly support commercial and business development activities and two are in administrative positions.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  We compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Executive Officers and Key Employees

The following table sets forth the executive officers and key employees of the Company along with their respective ages and positions:

Name	Age	Position
Kerry P. Gray	54	Chief Executive Officer, President, Director
Renaat Van den Hooff	48	Executive Vice President – Operations
Terrance K. Wallberg	53	Vice President, Chief Financial Officer, Secretary, Treasurer
Daniel G. Moro	61	Vice President Polymer Drug Delivery
John V. St. John, Ph.D.	36	Vice President Material Sciences
W. Eric Bowditch	61	Vice President Business Development.

The following is a brief account of the business experience during the past five years of each executive officer and key employee of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Kerry P. Gray was the President and CEO and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger; he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served the same capacity at Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

Renaat Van den Hooff led the integration of the Johnson and Johnson (“J&J”) and Pfizer Consumer Healthcare business for the Europe, Middle East and Africa region.  Previously, from 2004 to 2006 Mr. Van den Hooff was President of J&J Merck Consumer Pharmaceuticals and President of McNeil International, having been President of J&J Merck from 2003 and Vice President for the U.S. Joint Venture from 2001 to 2003.  Prior to that from 1997 to 2001, Mr. Van den Hooff had been Managing Director United Kingdom and Ireland for J&J MSD Consumer Pharmaceuticals.  From 1989 to 1996 Mr. Van den Hooff held various positions at Janssen Pharmaceutica Belgium.  Prior to joining the J&J family of companies, from 1983 to 1988 he held various positions with IMS Belgium.

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

Daniel G. Moro was previously Vice President, Polymer Drug Delivery at Access Pharmaceuticals, Inc. from September 2000 until October 2005. He managed various drug delivery projects related to Hydrogel polymers. He invented the mucoadhesive erodible drug delivery technology (OraDisc™) for the controlled administration of actives and is the co-inventor of our hydrogel nanoparticle aggregate technology.  Previously, Mr. Moro served as Vice President, Operations for a Division of National Patent Development Corporation (“NPDC”) which developed the soft contact lens. Prior to his operational experience, Mr. Moro spent 20 years at the NPDC as a senior research scientist and invented and commercialized several technologies, including a hydrogel burn and wound dressing and a subcutaneous retrievable drug delivery implant to treat prostate cancer. Mr. Moro has over twenty five years experience of pharmaceutical development and holds nine patents related to drug delivery applications, four of which have been commercialized.

Dr. John V. St. John was previously a Senior Scientist at Access Pharmaceuticals, Inc. from March 2000 until October 2005. He served as team leader during the early identification of Access Pharmaceuticals’ oncology drug, AP5346. Dr. St. John served as team leader for the hydrogel team from January 2002 to October 2005 during the development of the Hydrogel Nanoparticle Aggregate Technology and is the co-inventor of this technology.  He holds one patent. Dr. St. John has served as an adjunct faculty member in the Department of Biomedical Engineering at the University of Texas Southwestern Medical School while at Access Pharmaceuticals. Previously, Dr. St. John served as a Dreyfus Fellow and Assistant Professor in the Department of Chemistry of Southern Methodist University from August 1998 to March 2000. He has earned a graduate certificate in Marketing from the SMU Cox School of Business. Dr. St. John served as the elected Chair of the Dallas Fort Worth American Chemical Society Section for 2005 and is a current member in the American Chemical Society, the Materials Research Society, and the Controlled Release Society.

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

Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of drug candidates, to develop and obtain patent protection and regulatory approvals for our drug candidates and to manufacture and commercialize the resulting drugs.  We may not generate significant revenues or profits from the sale of these products in the future.  Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products.  Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all.  Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, amounts that we receive under strategic partnerships and research or drug development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues to fund our operations.

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

Our drug candidates are subject to the risks of failure inherent in the development of pharmaceuticals based on new technologies and our failure to develop safe, commercially viable drugs would severely limit our ability to become profitable or to achieve significant revenues.  We may be unable to successfully commercialize our drug candidates because:

▪	some or all of our drug candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
▪	our drug candidates, if safe and effective, may be too difficult to develop into commercially viable drugs;
▪	it may be difficult to manufacture or market our drug candidates in a large scale;
▪	proprietary rights of third parties may preclude us from marketing our drug candidates; and
▪	third parties may market superior or equivalent drugs.

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

Amlexanox 5% paste and OraDisc™ A
Discus Dental Inc.	•	United States
ProStrakan Ltd	•	United Kingdom and Ireland manufacturing, marketing rights and regulatory approval;
Laboratories Dr. Esteve SA	•	Spain, Portugal, and Greece manufacturing and marketing rights;
Meda, AB	•	Scandinavia, the Baltic states and Iceland marketing rights;
Paladin Labs, Inc.	•	Canada manufacturing and marketing rights;
EpiTan, Ltd.	•	Australia and New Zealand for marketing rights;
Orient Europharma, Co., Ltd.	•	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore for marketing rights;

OraDisc™ B
Meldex International PLC	•	Europe, CEE and CIS countries, and the Middle East

Zindaclin® and Residerm®
ProStrakan Ltd.	•	worldwide manufacturing, marketing and regulatory approval rights;
Crawford	•	sublicensed United Kingdom, Ireland, continental Europe, and CEE countries marketing rights;
Cantabria	•	sublicensed Italy and Spain marketing rights;
EpiTan, Ltd.	•	sublicensed Australia and New Zealand marketing rights;
Hyundai	•	sublicensed Korea marketing rights;
Taro	•	sublicensed Israel marketing rights;
Biosintetica	•	sublicensed Brazil marketing rights;
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

Amlexanox 5% paste was approved by regulatory authorities for sale in the United Kingdom, Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal and Sweden.  We licensed manufacturing rights to ProStrakan, Zambon, and Esteve for specific countries in Europe.  Contract Pharmaceuticals Ltd. Canada has also been selected as our European supplier of amlexanox 5% paste and this facility has been approved for European supply.

We licensed our patents for worldwide manufacturing and marketing for Zindaclin® and the ResiDerm® technology to ProStrakan Ltd. for the period of the patents.  We receive a share of the licensing revenues and royalty on the sales of the product.  ProStrakan has a contract manufacturer for Zindaclin® which is a European Union approved facility.  Zindaclin® was approved in the United Kingdom (“UK”) and throughout most European Union countries including new member states and several non-European markets.  Zindaclin® is marketed in UK, France, Germany, Italy, Ireland, Belgium, Cyprus, Israel, Australia, New Zealand, Spain, and Korea. Zindaclin® is under review in other markets including Brazil, Italy, and others.

We received regulatory approval from the FDA to manufacture and sell OraDisc™ A in September 2004 and are proceeding with our manufacturing and marketing plans for 2008.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our drugs and drug candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products are as follows:

▪	5% amlexanox paste is a product approved for sale in the US (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold

▪	Zindaclin® is a product approved for sale in the UK and extensively throughout European Union countries

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2008

▪	Our other OraDisc™ products are currently in the development phase

▪	Nanoparticle aggregate product candidates are in the preclinical and clinical phase.

Due to the time consuming and uncertain nature of the drug and device candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application (“NDA”), or a 510(k), for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical and medical device products. Government regulations may delay marketing of our potential drugs or potential medical devices for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug or device candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug or device candidate is granted, such approval may impose limitations on the indicated use for which such drug or device may be marketed. Even if we obtain initial regulatory approvals for our drug or device candidates, our drugs or devices and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, device, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug or device, including withdrawal of the drug or device from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

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

Intensed competition may limit our ability to successfully develop and market commercial products.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical, device, and chemical companies, specialized biotechnology firms and universities and other research institutions.

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

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and may obtain FDA and other regulatory approvals for drug candidates more rapidly than we do.  Companies that complete clinical trials obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage.  Drugs resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

Our ability to successfully develop and commercialize our drug or device candidates will substantially depend upon the availability of reimbursement funds for the costs of the resulting drugs or devices and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug or device candidates, may depend substantially upon the reimbursement at acceptable levels of the costs of the resulting drugs or devices and related treatments from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  To date, the costs of our marketed products Aphthasol® and Zindaclin® generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs or devices that we may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop may reduce the demand for, or price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

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

Trends toward managed health care and downward price pressure on medical products and services may limit our ability to profitably sell any drugs or devices that we develop.

Lower prices for pharmaceutical products may result from:

▪	Third-party payers’ increasing challenges to the prices charged for medical products and services;

▪
The trend toward managed health care in the Unites States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

▪	Legislative proposals to reform healthcare or reduce government insurance programs.

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

In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our drug candidates.  If our drug candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such drug candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others.  We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all.  If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and scientific team, including our President and Chief Executive Officer, Kerry P. Gray.  The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives.  While we have an employment agreement with Mr. Gray his employment may be terminated at any time. Mr. Gray’s agreement expires within one year and is extendable each year thereafter on the anniversary date.  We do not maintain any "key-man" insurance policies on any of our key employees and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of or business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  In view of the stage of our development and our research and development programs, we have restricted our hiring to research scientists and a small administrative staff and we have made only limited investments in manufacturing, production, sales or regulatory compliance resources.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Provisions of our charter documents could discourage an acquisition of our company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our Certificate of Incorporation and By-laws may make it more difficult for a third party to acquire control of our company, even if a change in control would benefit our stockholders.  In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including for example, rights to convert into our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us.  This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock.

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

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.                      DESCRIPTION OF PROPERTY

As of December 31, 2007, we did not own any real property.  We entered into a lease on April 1, 2006 for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The minimum monthly lease obligation of $9,398, which is inclusive of monthly operating expenses, continues for sixty four months as of December 31, 2007.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

Part II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the American Stock Exchange under the symbol “ULU” on July 26, 2007. From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.  Prior to March 31, 2006 our common stock was listed as Oxford Ventures, Inc. and was quoted on the OTC Bulletin Board under the symbol “OXFV.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the American Stock Exchange from July 26, 2007 through December 31, 2007 and the high and low per share closing prices of our common stock as reported on the OTC Bulletin Board from January 1, 2006 through July 25, 2007:

Year Ended December 31, 2006	High	Low
First Quarter (a)	$2.12	$1.24
Second Quarter	$2.01	$0.80
Third Quarter	$1.59	$0.90
Fourth Quarter	$2.50	$0.81

Year Ended December 31, 2007
First Quarter	$5.25	$3.00
Second Quarter	$5.05	$4.00
Third Quarter	$4.90	$4.22
Fourth Quarter	$4.65	$2.65

(a)	The high and low closing prices for the quarter ended March 31, 2006 have been restated to give effect to the 400 to 1 reverse stock split that occurred on March 29, 2006.

Record Holders

As at March 12, 2008, there are approximately 131 shareholders of record holding our common stock.  On March 12, 2008, the closing price of our common stock was $2.50 and there were 62,416,881 shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our 2006 Equity Incentive Plan (“Incentive Plan”) on March 27, 2006 authorizing 2,000,000 shares under the Incentive Plan. At our May 8, 2007 annual meeting of shareholders our stockholders approved an amendment to the Incentive Plan to increase the total number of shares issuable thereunder to 6,000,000.  We have issued under the Incentive Plan stock options or rights exercisable for an aggregate of 2,230,000 shares of common stock, of which 5,000 shares have been issued as a result of option exercises.  We have also issued an aggregate of 55,195 shares of restricted common stock under the Incentive Plan.  The remaining number of shares issuable under the Incentive Plan as of December 31, 2007 is 3,714,805.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Stock Option Plan	2,225,000	$2.54	3,714,805

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	2,225,000	$2.54	3,714,805

Recent Sales of Unregistered Securities and Use of Proceeds From Registered Securities

During the three month period ended December 31, 2007, we issued 140,000 shares of common stock upon the exercise of warrants held by two assignees of Blue Trading Inc., at a per share price of $0.95 and received $133,000 in cash proceeds from the exercise of such warrants.  All of such shares of common stock were issued pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and other information in this Form 10-KSB contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock.

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

Business

ULURU Inc. (“ULURU”) is a Nevada corporation formed on September 17, 1987. We have changed our name numerous times since our original formation, but as of March 31, 2006 our name is ULURU Inc.  We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  The first step in achieving this objective was the acquisition of the topical business component of Access Pharmaceuticals, Inc. which was completed on October 12, 2005.  This acquisition resulted in us acquiring Aphthasol®, Zindaclin® and our Mucoadhesive Film technology and a fully paid exclusive worldwide license to the Nanoparticle Aggregate technology for all applications excluding injectable drug delivery devices.  Utilizing this technology, three products have been approved for marketing in various global markets.  In addition, numerous products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.

Recent Developments

We are preparing for the launch of Altrazeal™ our first wound care product, which is currently scheduled to occur in the second quarter of 2008.  To support the product launch, we are conducting numerous market research studies. The first study was completed by targeted burn specialists, emergency room and trauma doctors, doctors from wound care clinics, and nurses from these specialized areas. The primary objectives of the market research were to evaluate the positioning of the product relative to the present standard of care, to determine the most important sales message and receive feedback on pricing, packaging and other launch information. The results of this study indicated that the product concept is very favorably received with positive responses related to the ease of use, less frequent dressing changes, no need for a secondary dressing and the ability of Altrazeal™ to seal and conform to the wound. The market study also revealed that improved patient and provider compliance is also considered an important issue, as these are keys to the effective treatment of a wound. Altrazeal™ was considered a highly innovative product offering a unique selling proposition. Importantly Altrazeal™ also scored very highly on intent to use.

Additionally, we are conducting a comprehensive market research study to finalize Altrazeal™’s pricing. This market research is not only analyzing competitive pricing structures but also evaluating the impact on pricing of the numerous healthcare providers that service the acute and chronic wound care markets.

To support the Altrazeal™ launch we intend to expand the clinical trial programs to include additional clinical centers and wound types. Expanding the number of centers conducting smaller clinical studies comparing Altrazeal™ to the standard of care in that center is expected to provide additional support for our launch activities. To date the focus of our clinical program has been acute wounds and burns. We have now expanded our clinical program to include chronic wounds such as pressure sores.

In preparation for the Altrazeal™ launch the company has commenced hiring a direct sales force and the sales and marketing administration to support commercialization activities. Additionally, we are evaluating strategic alternatives to further support the sales and marketing activities for Altrazeal™.

The development of our next generation Altrazeal™ product, which contains silver in the base powder dressing, has advanced to commercial scale evaluation studies. We plan to file in 2008 a 510(k) application for approval by the FDA, with a launch planned for 2009. Marketing a silver containing product is important especially in certain wound types where infection is a major concern.  These products are extensively used in such conditions as control of infection is essential for wound healing.

In December 2007 we announced that Meldex International PLC (previously BioProgress PLC) has filed the regulatory dossier for approval of ULURU’s proprietary product OraDisc™ B in Europe.  Under the terms of our agreement with Meldex International PLC, this filing triggered an obligation to pay a $600,000 milestone payment,  which was payable to the Company on the later to occur of a registration filing or the first anniversary of the signing of the agreement.

We also announced in December 2007 that we have received a Notice of Allowance from the United States Patent and Trademark Office for our nanoparticle aggregate patent which covers the underlying science behind our nanoparticle aggregate technology.  To further secure our patent position we have filed additional patents to protect our wound care, breast implant and dermal filler applications of the nanoparticle aggregate technology.  Upon issuance, this patent will expire in 2022.  The subsequently filed patent applications, which broaden our patent position, could extend the patent life for the wound care and breast implant product portfolios until the end of 2026.

On October 30, 2007 our Board of Directors approved a voluntary Odd-Lot Buy Back Offer, whereby the Company offered to purchase shares from shareholders who own less than 100 shares of common stock.  The Odd-Lot Buy Back Offer ran from November 1, 2007 through December 14, 2007.  Upon the conclusion of the Odd-Lot Buy Back offer, we repurchased 147 shares of common stock at a per share price of $3.24, which was a per share price equal to the average of the closing market prices of the shares as reported by the American Stock Exchange during the offer period.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Contract research, product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to, also provide funding for operations.  As of December 31, 2007 our cash and cash equivalents were $13,979,828 which is a decrease of $2,938,179 as compared to our cash and cash equivalents at December 31, 2006 of $16,918,007.  Our working capital (current assets less current liabilities) was $14,146,157 at December 31, 2007 as compared to our working capital at December 31, 2006 of $16,474,472.

Net cash used in operating activities was $2,182,993 for the year ended December 31, 2007 which is a decrease of $2,514,968 as compared to the net cash used in operating activities for the year ended December 31, 2006 of $4,697,960.  This decrease was due to several factors; a decrease in our net loss due to non-recurring prior year expenses for commitment fees, repayment fees associated with our debenture retirement, a loss on early extinguishment of debt, and decreased interest expense.  Additional factors affecting the decrease in net cash used in operating activities were an increase in accounts payable and the receipt of a milestone payment thereby increasing deferred revenues. These positive factors were partially offset by an increase in accounts receivable and inventory.

Net cash used in investing activities increased to $927,650 for the year ended December 31, 2007 from $638,781 for the year ended December 31, 2006.  This increase is due to the ongoing purchases of manufacturing equipment for the commercial scale-up of our OraDisc™ products.

Net cash provided by financing activities totaled $172,464 for the year ended December 31, 2007 compared to $20,644,391 for the year ended December 31, 2006.  The net cash provided by financing activities for the year ended December 31, 2007 was comprised of $522,939 from the exercise of stock options and warrants to purchase common stock less the $350,000 repayment of our asset purchase obligation to Access Pharmaceuticals, Inc. and $476 for the repurchase of common stock.  The net cash provided by financing activities for 2006 included approximately $38,500,000 for the sale of common stock less approximately $3,200,000 of stock offering costs and $2,700,000 of proceeds from the exchange of debentures.  These larger amounts in 2006 were partially offset by the $13,000,000 redemption of all of our debentures and the approximately $4,600,000 repayment of our asset purchase obligation to Access Pharmaceuticals, Inc.

During the year ended December 31, 2007 we issued 948,933 shares of common stock pursuant to the exercise of warrants and stock options.  We also issued 1,571,073 shares of common stock pursuant to the cashless exercise of warrants to purchase 1,589,400 shares of common stock.

As of December 31, 2007 our available cash is expected to be sufficient to fund operations for the next three years.

We continue to expend funds to advance the development of our products, license additional products, and establish a sales and marketing operation to commercialize our wound care products.  We believe that our financial results for 2008 and beyond will be affected positively by our commercialization of additional products, thereby increasing our revenues and improving our working capital.

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

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Total Revenues

Our revenues totaled $1,465,744 for the year ended December 31, 2007, as compared to revenues of $1,534,453 for the year ended December 31, 2006, and were comprised of licensing fees of $909,252 for milestones associated with our Zindaclin® and OraDisc™ B technologies, domestic royalties of $99,233 from the sale of Aphthasol®, foreign royalties from the sale of Zindaclin® of $182,258, and sponsored research of $275,001.

The year ended December 31, 2007 revenues represent an overall decrease of $68,709 versus the comparative 2006 revenues, primarily due to lower domestic royalties associated with Aphthasol® along with the lack of Aphthasol® product sales to our domestic distributor due to the timing of their product orders.  These adverse factors were partially offset by an increase in sponsored research projects associated with our OraDisc™ and hydrogel nanoparticle technology.

Costs and Expenses

Cost of Goods Sold

We did not sell any finished goods in the year ended December 31, 2007; therefore we had no direct cost of sales.  Our cost of goods sold for the year ended December 31, 2006 was $181,546 and included the production costs of Aphthasol® for our domestic distributor.

Research and Development

Research and development expenses totaled $2,211,698 for the year ended December 31, 2007, including $135,881 in share-based compensation, compared to $1,950,376 for the year ended December 31, 2006, including $2,868 in share-based compensation.  The increase of approximately $261,000 in research and development expenses was due primarily to increased costs of approximately $164,000 for Aphthasol® regulatory fees, increased costs of $201,000 associated with additional scientific personnel and share-based compensation, initial clinical testing expenses of $32,000 for our wound care technology and increased equipment repair costs of $13,000.  These increases were partially offset by a decrease of $149,000 in direct research costs for our OraDisc™ technology.

The direct research and development expenses for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
Technology	2007	2006
OraDisc™	$322,588	$513,201
Wound care & nanoparticle	444,907	409,124
Aphthasol® & other technologies	50,142	44,546
Total	$817,637	$966,871

General and Administrative

General and administrative expenses totaled $3,045,065 for the year ended December 31, 2007, including $446,797 in share-based compensation, compared to $1,878,067 for the year ended December 31, 2006, including $13,544 in share-based compensation.  The increase of $1,166,998 in general and administrative expenses was due primarily to the following:

▪
Increased salary and benefit expenses of approximately $370,000 due to recognition of share-based compensation, initial compensation associated with the hiring of our new executive vice president, incentive accruals and associated employer costs therein, and inflationary increases for medical insurance costs;

▪	Director fee expense increase of $286,000 as we incurred minimal director fee expense in 2006;
▪	Increased legal expense associated with patent applications of $165,000;
▪	Increased costs associated with our insurance programs of $108,000;
▪	Increased legal expenses of $99,000 in part due to legal work associated with the filing of registration statements;
▪	Expenses of $87,000 associated with our new listing on the American Stock Exchange;
▪	Increased shareholder expenses of $100,000 for costs associated with our annual report, the annual meeting of shareholders, and for investor and public relations;
▪	Increased corporate travel costs of $74,000;
▪	Increased expenses for consulting of $73,000;
▪	Increased occupancy costs of $35,000; and
▪	Increased accounting and audit fees of $22,000.

The increase in general and administrative expenses was partially offset by

▪	Lower royalty expense of $250,000 in 2007 as the prior year included a settlement of future milestones with Access Pharmaceuticals, Inc., which did not reoccur in 2007.

Amortization

Amortization expense totaled $1,078,351 for the year ended December 31, 2007 as compared to $1,052,395 for the year ended December 31, 2006.  The increase of $25,956 is attributable to our purchase of an additional patent in December 2006.

Depreciation

Depreciation expense totaled $72,942 for the year ended December 31, 2007 as compared to $63,882 for the year ended December 31, 2006.  The increase of $9,060 is attributable to our purchase of additional equipment during 2007.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $791,687 for the year ended December 31, 2007 as compared to $65,980 for the year ended December 31, 2006.  The increase of $725,707 is attributable to an increase in interest income due to higher cash balances in 2007.

Interest Expense

Interest expense totaled $2,006 for the year ended December 31, 2007 as compared to an expense of $5,424,518 for the year ended December 31, 2006.  The decrease in interest expense relates to our payoff of previously outstanding secured convertible debentures in December 2006.

Other Expenses

We did not incur any other expense items for the year ended December 31, 2007 as compared to the other expenses for the year ended December 31, 2006 of $2,758,738, comprised of $1,787,940 for a commitment fee, $940,655 from losses on two early extinguishments of debentures, and $30,143 from a loss on sale of equipment.

ITEM 7.                      FINANCIAL STATEMENTS

Our audited consolidated financial statements at and for the fiscal years ended December 31, 2007 and 2006, together with the related notes thereto, have been included in this annual report on pages F-1 through F-26.  We hereby incorporate by reference these financial statements in this annual report in response to this Item 7.

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 25, 2007, the Audit Committee of the Board of Directors of the Company approved the engagement of Lane Gorman Trubitt, L.L.P. ("Lane Gorman") to replace Braverman International, P.C. ("Braverman") as the Company's independent registered public accounting firm to audit the Company's financial statements for the year ending December 31, 2007 as well as to perform review services in regards to the quarterly financial information of the Company included in our Forms 10-QSB. On March 29, 2007, Lane Gorman formally advised the Company that effective as of such date it was accepting the position as the Company's independent registered public accounting firm.

During the years ended December 31, 2006 and 2005, and the interim period through March 29, 2007, Lane Gorman has not been engaged as an independent registered public accounting firm to audit either the financial statements of the Company or any of its subsidiaries, nor has the Company or anyone acting on its behalf consulted with Lane Gorman regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B.

On March 29, 2007, we notified Braverman, that as of such date we dismissed it as our independent registered public accounting firm.

Braverman performed audits of the Company's consolidated financial statements for the years ended December 31, 2006 and 2005.  Braverman's reports did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2006 and 2005, and the interim period through March 29, 2007, (i) there have been no disagreements with Braverman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Braverman's satisfaction, would have caused Braverman to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, and (ii) Braverman has not advised the Company regarding any of the matters described in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A.                      CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007 our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.                       OTHER INFORMATION

None.

Part III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2008 Annual Meeting of Stockholders to be held on May 15, 2008 (our “2008 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert serving on the Audit Committee, is set forth in the Audit Committee segment of our 2008 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-KSB under the caption “Executive Officers”.

Corporate Governance

Information concerning certain corporate governance matters will appear in our 2008 Proxy Statement under “Corporate Governance Matters”, “Meetings of the Board and Certain Committees”, “Compensation Committee Discussion on Executive Compensation”, and “Report of the Audit Committee”.  These portions of our 2008 Proxy Statement are incorporated herein by reference.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth in the “Section 16(a) Beneficial Ownership Reporting Compliance” segment of our 2008 Proxy Statement and is incorporated herein by reference.

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

ITEM 10.                      EXECUTIVE COMPENSATION

The information concerning executive compensation for the Company required under this Item is contained in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is contained in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is contained in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.                      EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007 (8)
3.2		Amended and Restated Bylaws dated November 5, 2007 (8)
10.1		Warrant issued by the Registrant to Prenox, LLC, dated October 12, 2005. (1)
10.2		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.3		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.6		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.7		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.8		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Kerry P. Gray. (3)
10.11	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.12	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.13		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 20, 2006. (4)
10.14		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.15	*	Uluru Inc. 2006 Equity Incentive Plan (2)
10.16		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.17		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (5)
10.18		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (5)
10.19		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.20	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.21		License and Supply Agreement dated February 6, 2007 by and between DexoBiopharm LTD and Uluru Inc. (7)
10.22	*	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff. (9)
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007
(7)		Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2007
(8)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007
(9)		Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is contained in our 2008 Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ULURU Inc.

Date: March 28, 2008	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer, Director
Principal Executive Officer

Date: March 28, 2008	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	/s/ William W. Crouse
William W. Crouse, Director

Date: March 26, 2008	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 26, 2008	/s/ David E. Reese, Ph.D.
David E. Reese, Ph.D., Director

Date: March 26, 2008	/s/ W. Anthony Vernon
W. Anthony Vernon, Director

ULURU Inc.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Page

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheet of ULURU Inc. (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ULURU Inc., as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of ULURU Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Lane Gorman Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P.
Dallas, TX

March 21, 2008

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

/s/ Braverman International, P.C.
Braverman International, P.C.
Prescott, Arizona

February 2, 2007

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$13,979,828	$16,918,007
Accounts receivable	836,075	672,534
Inventory	319,413	---
Prepaid expenses and deferred charges	400,830	265,935
Total Current Assets	15,536,146	17,856,476

Property and Equipment, net	1,532,881	691,132

Other Assets
Patents, net	11,033,477	12,098,869
Deposits	20,499	20,749
Total Other Assets	11,053,976	12,119,618

TOTAL ASSETS	$28,123,003	$30,667,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$790,412	$273,534
Accrued liabilities	422,911	475,218
Accrued liabilities – related party	1,484	63,984
Deferred revenue – current portion	55,147	---
Royalty advance	120,035	219,268
Asset purchase obligation	---	350,000
Total Current Liabilities	1,389,989	1,382,004

Long Term Liabilities
Deferred revenue, net – less current portion	495,281	---

TOTAL LIABILITIES	1,885,270	1,382,004

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock – $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
62,416,881 and 59,897,022 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	62,417	59,897
Additional paid-in capital	42,989,518	41,886,896
Accumulated (deficit)	(16,814,202)	(12,661,571)
TOTAL STOCKHOLDERS’ EQUITY	26,237,733	29,285,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,123,003	$30,667,226

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
REVENUES
License fees	$909,252	$891,576
Royalty income	281,491	373,845
Product sales	---	155,208
Other	275,001	113,824
Total Revenues	1,465,744	1,534,453

COSTS AND EXPENSES
Cost of goods sold	---	181,546
Research and development	2,211,698	1,950,376
General and administrative	3,045,065	1,878,067
Amortization	1,078,351	1,052,395
Depreciation	72,942	63,882
Total Costs and Expenses	6,408,056	5,126,266

OPERATING (LOSS)	(4,942,312)	(3,591,813)

Other Income (Expense)
Interest and miscellaneous income	791,687	65,980
Interest expense	(2,006)	(5,424,518)
Commitment fee – Standby Equity Agreement	---	(1,787,940)
Loss from early extinguishment of debenture	---	(940,655)
Loss on sale of equipment	---	(30,143)

(Loss) Before Income Taxes	(4,152,631)	(11,709,089)

Income taxes	---	---

NET (LOSS)	$(4,152,631)	$(11,709,089)

Basic and diluted net (loss) per common share	$(0.07)	$(0.71)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,798,882	16,457,978

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2007 and 2006
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2005	11,000,000	$11,000	$(10,978)	$(952,482)	$(952,460)

Recapitalization, March 31, 2006	851,094	851	(1,561,078)	--	(1,560,227)

Shares issued as commitment fee for SEDA agreement – March 31, 2006	993,300	993	1,786,947	--	1,787,940

Stock warrant issued for 1,125,000 shares on August 30, 2006	--	--	232,493	--	232,493
Stock warrant issued for 2,270,000 shares on December 8, 2006	--	--	1,000,143	--	1,000,143

Issuance of common stock - 47,052,628 shares at $0.95 per share for cash and debt conversion on December 8, 2006	47,052,628	47,053	44,652,946	--	44,699,999
Stock offering costs	--	--	(4,229,989)	--	(4,229,989)

Share-based compensation of employees	--	--	15,906	--	15,906
Share-based compensation of non-employees	--	--	506	--	506

Net (loss) for the year	--	--	--	(11,709,089)	(11,709,089)
Balance as of December 31, 2006	59,897,022	59,897	41,886,896	(12,661,571)	29,285,222

Issuance of common stock – 1,571,073 shares for cashless exercise of warrants (1,589,400 shares)	1,571,073	1,571	(1,571)	--	--

Issuance of common stock for exercises of warrants	943,933	944	501,996	--	502,940

Issuance of common stock for exercise of stock options	5,000	5	19,995	--	20,000

Repurchases of common stock	(147)	--	(476)	--	(476)

Share-based compensation of employees	--	--	211,854	--	211,854
Share-based compensation of non-employees	--	--	370,824	--	370,824

Net (loss) for the year	--	--	--	(4,152,631)	(4,152,631)
Balance as of December 31, 2007	62,416,881	$62,417	$42,989,518	$(16,814,202)	$26,237,733

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007		2006
OPERATING ACTIVITIES :
Net (loss)		$(4,152,631)	$(11,709,089)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization		1,078,351	1,052,395
Depreciation		72,942	63,882
Commitment fee – Standby Equity Agreement		---	1,787,940
Loss on early extinguishment of debenture		---	940,655
Loss on sale of equipment		---	30,143
Interest expense – Financing costs		---	371,947
Interest expense – Imputed		---	340,969
Interest expense – Debt discount (warrant)		---	232,493
Interest expense – Repayment premium of debenture		---	3,200,000
Share-based compensation for stock and options issued to employees		211,854	15,906
Share-based compensation for options issued to non-employees		370,824	506

Change in operating assets and liabilities:
Accounts receivable		(163,541)	(508,093)
Inventory		(319,413)	77,710
Prepaid expenses and deferred charges		(134,895)	21,129
Deposits		250	8,324
Accounts payable		516,878	(72,604)
Accrued liabilities		(114,807)	53,739
Deferred revenue		550,428	---
Royalty advance		(99,233)	(249,788)
Accrued interest		---	(356,124)
Total		1,969,638	7,011,129

Net Cash (Used in) Operating Activities		(2,182,993)	(4,697,960)

INVESTING ACTIVITIES :
Purchase of property and equipment		(927,650)	(424,546)
Proceeds from sale of equipment		---	14,500
Increase in patent assets		---	(356,780)
Cash received in recapitalization of the Company		---	128,045
Net Cash (Used in) Investing Activities		(927,650)	(638,781)

FINANCING ACTIVITIES :
Repayment of capital lease obligation		---	(53,711)
Payment of asset purchase obligation		(350,000)	(4,622,048)
Proceeds from warrant exercises		502,940	---
Proceeds from stock option exercises		20,000	---
Repurchases of common stock		(476)	---
Proceeds from exchange of convertible debentures, net		---	2,699,975
Redemption of convertible debentures		---	(13,000,000)
Increase in asset purchase obligation, net		---	350,000
Proceeds from sale of common stock, net		---	38,499,999
Stock offering costs, net		---	(3,229,846)
Receipt of stock subscription receivable		---	22
Net Cash Provided by Financing Activities		172,464	20,644,391

Net Increase (Decrease) in Cash		(2,938,179)	15,307,650

Cash, beginning of period		16,918,007	1,610,357
Cash, end of period		$13,979,828	$16,918,007

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 1,571,073 shares of common stock pursuant to cashless exercise of warrants to purchase 1,589,400 shares of common stock	$	---

Redemption of convertible debentures on December 6, 2006
Debenture – Prenox, LLC			$13,000,000
Debenture – Cornell Capital Partners, LP			3,000,000
Total Debentures			16,000,000
Redemption premium			3,200,000
Total Redemption amount			19,200,000
Less : Redemption in common stock			(6,200,000)
Total Redemption in cash			$13,000,000

Proceeds from stock sale on December 6, 2006
Common stock sold (47,052,628 shares @ $0.95)			$44,699,999
Less : Common stock used to redeem debenture			(6,200,000)
Cash proceeds from stock sale			$38,499,999

Stock offering costs associated with stock sale on December 6, 2006
Total stock offering costs			$4,229,989
Less : warrant issued in lieu of cash for placement commission			(1,000,143)
Total stock offering costs in cash			$3,229,846

Net proceeds from exchange of convertible debenture on August 30, 2006
Convertible debenture issued			$13,000,000
Less : redemption of convertible debenture			(10,000,025)
Less : debenture issuance costs			(300,000)
Proceeds from debenture exchange, net			$2,699,975

Non-monetary net liabilities assumed in a recapitalization of the Company on March 31, 2006
Liabilities assumed			$13,694,962
Less : Non-cash assets			(12,006,690)
Less : Cash received in recapitalization			(128,045)
Total non-monetary net liabilities assumed			$1,560,227

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest		$2,006	$4,835,258

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      COMPANY OVERVIEW AND BASIS OF PRESENTATION

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

History

ULURU Inc., formerly Oxford Ventures, Inc, Casinos of The World, Inc., Clean Way Corporation, Trader Secrets.Com, and VOIP Technology, Inc., was in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It ceased being a development stage enterprise on March 31, 2006, as a result of the stock exchange transaction described below.

On October 12, 2005, ULURU entered into a merger agreement with ULURU INC., a Delaware corporation ("ULURU Delaware") and Uluru Acquisition Corp., a wholly-owned Delaware subsidiary of ULURU formed on September 29, 2005.  On March 31, 2006, under the terms of the agreement, Uluru Acquisition Corp. merged into ULURU Delaware, after ULURU Delaware had acquired the net assets of the topical component of Access Pharmaceuticals, Inc., under Section 368 (a) (1) (A) of the Internal Revenue Code, "a statutory merger or consolidation".  Also occurring on October 12, 2005 was Uluru Delaware’s acquisition of the Topical Business Component of Access Pharmaceuticals, Inc. (“Access, Topical Component, or Business”)

As a result of the March 29, 2006 merger, we acquired, for 11,000,000 shares of our common stock, all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of ULURU, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting as of March 31, 2006 will not be that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations when acquired by us.  Both companies have a December 31 year end.

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

On March 31, 2006, ULURU acquired, through its wholly-owned subsidiary (Uluru Acquisition Corporation) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corporation.  ULURU acquired ULURU Delaware in exchange for 11,000,000 shares of ULURU's common stock. All securities issued pursuant to the merger are "restricted" stock and were subject to a two year Lock-up Agreement as well as all applicable re-sale restrictions specified by federal and state securities laws.  The shareholders of ULURU immediately prior to the merger retained 851,094 shares of common stock.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Both companies have a December 31 fiscal year end.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates and assumptions.  These differences are usually minor and are included in our consolidated financial statements as soon as they are known.  Our estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  The carrying value of these cash equivalents approximates fair value.

We invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities taking into consideration the need for liquidity and capital preservation.  These investments are not held for trading or other speculative purposes.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company estimates the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2007 and December 31, 2006, no allowance for collectibility was needed and there were no accounts written off as uncollectible during the years ended December 31, 2007 and 2006.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the Federal Food and Drug Administration (“FDA”) in connection with new drug applications submitted by the Company and annual prescription drug user fees. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 30th.

Additionally, we amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

Patents and Applications

We expense internal patent and application costs as incurred because, even though we believe the patents and underlying processes have continuing value, the amount of future benefits to be derived from them are uncertain. Purchased patents are capitalized and amortized over the life of the patent.

Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place, or at least annually, that indicate the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of undiscounted cash flows.  Considerable management judgment is necessary to estimate the undiscounted cash flows.  Accordingly, actual results could vary significantly from management’s estimates.

On October 12, 2005, we acquired certain patents and intangible assets from Access Pharmaceuticals, Inc.  As part of the asset purchase, we assigned certain values to each intangible asset acquired from Access based upon expected future earnings for each technology taking into consideration criteria such as patent life, approved products for sale, the existence of marketing, manufacturing, and distribution agreements, and development costs.  The Company derived each asset value based on a discount rate of 10% and a unique risk rate based on the difficulty of achieving the forecasted net cash flows to arrive at the net present value of expected discounted cash flows from each technology.

During the year ended December 31, 2007, we performed an evaluation of our intangible assets for purposes of determining possible impairment.  Upon completion of the evaluation, the undiscounted cash flows of our intangible assets exceeded the recorded remaining book value, therefore there were no impairment losses determined or recorded for the year ended December 31, 2007.

Income Taxes

We use the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

Revenue Recognition and Deferred Revenue

License Fees

We recognize revenue from license payments not tied to achieving a specific performance milestone ratably during the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management's part. License revenues are recognized when received from our foreign licensee and their various foreign sub-licensees as there is no control by us over the various foreign sub-licensees and no performance criteria to which we are subject.

We recognize revenue from performance payments ratably, when such performance is substantially in our control and when we believe that completion of such performance is reasonably probable, over the period during which we estimate that we will complete such performance obligations.  In circumstances where the arrangement includes a refund provision, we defer revenue recognition until the refund condition is no longer applicable unless, in our judgment, the refund circumstances are within our operating control and unlikely to occur.

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

Royalty Income

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties we have been paid (adjusted for any changes in facts and circumstances, as appropriate).

We maintain regular communication with our licensees in order to gauge the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. As it relates to royalty income, there are no future performance obligations on our part under these license agreements. To the extent we do not have sufficient ability to accurately estimate revenue; we record it on a cash basis.

Product Sales

We recognize revenue and related costs from the sale of our products at the time the products are shipped to the customer.

Sponsored Research Income

Sponsored research income has no significant associated costs since it is being paid only for information pertaining to a specific research and development project in which the sponsor may become interested in acquiring products developed thereby.  Payments received prior to the Company’s performance are deferred. Contract amounts are not recognized as revenue until the customer accepts or verifies the research has been completed.

Research and Development Expenses

Pursuant to SFAS No. 2, Accounting for Research and Development Costs, our research and development costs are expensed as incurred.

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2007 and 2006.

We may enter into certain research agreements in which we share expenses with a collaborator. We may also enter into other collaborations where we are reimbursed for work performed on behalf of our collaborative partners.  We record the expenses for such work as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as sponsored research income.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares for the years ended December 31:

	2007	2006
Antidilutive warrants to purchase common stock	5,861,667	8,395,000
Antidilutive options to purchase common stock	2,225,000	1,350,000
Restricted vesting common stock	55,195	---
Total	8,141,862	9,745,000

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At December 31, 2007 and December 31, 2006 our cash and cash equivalents totaled $13,979,828 and $16,918,007, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2007 and at December 31, 2006.  As of December 31, 2007, two customers exceeded the 5% threshold, one with 92% and the other with 7%.  Two customers exceeded the 5% threshold at December 31, 2006, one with 87% and the other with 12%.  We believe that the customer accounts are fully collectible as of December 31, 2007.

Fair Value of Financial Instruments

In accordance with SFAS No. 107 Disclosures about Fair Value of Financial Instruments (“SFAS 107”), disclosure is required of the estimated fair value of an entity’s financial instruments.  Such disclosures, which pertain to our financial instruments, do not purport to represent the aggregate net fair value of the Company.  The carrying value of cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the consolidated financial statements at amounts which approximate fair value, primarily because of the short-term maturity of these instruments.

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

We determined that all embedded items associated with financial instruments during 2007 and 2006 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2007 and 2006, we did not have any derivative instruments.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157.  We have not yet evaluated the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE 4.                      SEGMENT INFORMATION

We operate in one business segment, the research, development and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from one licensee for domestic activities and from two licensees for international activities.

Revenues per geographic area for the year ended December 31 are summarized as follows:

Revenues	2007	%	2006	%
Domestic	$374,234	26%	$516,320	34%
International	1,091,510	74%	1,018,133	66%
Total	$1,465,744	100%	$1,534,453	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales are represented on the following table:

Customers	Product	2007	2006
ProStrakan, Ltd.	Zindaclin®	71.1%	66.2%
Wyeth Pharmaceuticals, Inc.	Sponsored research	12.3%	*
Discus Dental, Inc.	Aphthasol®	*	26.4%
Total		83.4%	92.6%

* Sales from these customers were less than 10% of total sales for the period reported.

NOTE 5.                      INVENTORY

As of December 31, 2007, our inventory was comprised of raw material, Amlexanox, the active ingredient in Aphthasol®, and work-in-progress costs for the production of Aphthasol®.  We also have approximately $49,000 of additional value associated with our raw materials inventory; however, no cost basis was assigned to this portion of the inventory as it was acquired at no cost.  Inventory consisted of the following at December 31:

Inventory	2007	2006
Raw materials (Amlexanox)	$137,311	$	---
Work-in-progress (Aphthasol®)	182,102		---
Total	$319,413	$	---

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31:

Property and equipment	2007	2006
Laboratory equipment	$412,683	$316,853
Manufacturing equipment	1,071,173	269,000
Computers, office equipment, and furniture	115,953	103,902
Computer software	4,108	4,108
Leasehold improvements	95,841	78,244
	1,699,758	772,107
Less: accumulated depreciation and amortization	(166,877)	(80,975)
Property and equipment, net	$1,532,881	$691,132

Depreciation and amortization expense on property and equipment was $85,902 and $71,884 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at December 31:

Patents	2007	2006
Zindaclin®	$3,729,000	$3,729,000
Amlexanox (Aphthasol®)	2,090,000	2,090,000
Amlexanox (OraDisc™ A)	6,873,080	6,873,080
OraDisc™	73,000	73,000
Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	(2,321,461)	(1,256,069)
Patents, net	$11,033,477	$12,098,869

Amortization expense on patents was $1,065,392 and $1,044,392 for the years ended December 31, 2007 and 2006, respectively.  The future aggregate amortization expense for patent assets, remaining as of December 31, 2007, is as follows:

Calendar Years	Future Amortization Expense
2008	$1,068,308
2009	1,065,390
2010	1,065,390
2011	1,015,436
2012	723,428
2013 & Beyond	6,095,525
Total	$11,033,477

NOTE 8.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2007	2006
Accrued taxes – payroll	$106,299	$106,302
Accrued compensation/benefits	276,612	298,040
Accrued insurance payable	---	70,876
Contract research payable	40,000	---
Total accrued liabilities	$422,911	$475,218

NOTE 9.                      ADVANCE ROYALTY

As part of the October 12, 2005 asset purchase from Access, we assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor for Aphthasol® paste.  Royalties earned from the sale of Aphthasol by the distributor will first be offset against the advanced royalty.

Royalty Advance, April 2005	$500,000

Royalties earned – 2005	30,944
Royalties earned – 2006	249,788
Royalty Advance as of 12/31/06	219,268

Royalties earned - 2007	99,233
Royalty Advance as of 12/31/07	$120,035

NOTE 10.                      ASSET PURCHASE OBLIGATIONS

On December 8, 2006, we entered into an Amendment to the Asset Sale Agreement with Access   pursuant to which we agreed to pay Access $5,250,000, in two payments, $4,900,000 which was paid on December 8, 2006 and $350,000 which was paid on April 9, 2007, in settlement of the following obligations:

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

NOTE 11.                      LOSS ON EARLY EXTINGUISHMENT OF DEBENTURE

We recognized two losses on the early extinguishment of debentures which total $940,655 for the year ended December 31, 2006.

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

NOTE 12.                      DEBT AND EQUITY FINANCING

On December 6, 2006, we entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with certain institutional accredited investors (the "Investors").  Pursuant to the Purchase Agreement, we sold to the Investors an aggregate of 47,052,628 shares (the "Shares") of our common stock, at an aggregate purchase price of $44,699,999.  The purchase price paid per Share was $0.95.  Of the aggregate purchase price, $38,499,999 was paid in cash and $6,200,000 was paid via cancellation of existing secured convertible debentures (the "Debentures") held by Prenox, LLC and Cornell Capital Partners, LP (the "Noteholders").

In connection with the transactions consummated by the Purchase Agreement, we also entered into an Investor Rights Agreement with the Investors.  Under this agreement we were obligated to register the Shares under the Act for resale by the Investors.  On February 13, 2007, we received notice from the Securities and Exchange Commission that the Company’s registration statement, originally filed December 15, 2006 and subsequently amended on February 9, 2007, was declared effective, thereby fulfilling our initial obligation under the Investor Rights Agreement.

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

Previously, we had completed an agreement with Prenox, LLC (“Prenox”) and Cornell Capital Partners, LP (“Cornell”) on August 30, 2006 for the refinancing of the then existing $13,000,000 secured convertible debentures held by Prenox and Cornell.  As part of the refinancing, we issued to Prenox a new secured convertible debenture in the amount of $13,000,000 in exchange for its original $10,000,000 convertible debenture, which provided $2,700,000 of working capital to us after deducting financing costs of $300,000.  Cornell was issued a new convertible debenture of like tenor in the amount of $3,000,000 in exchange for its previous $3,000,000 convertible debenture, which had been assigned to it by Highgate House Fund.  The new debentures were due December 31, 2007 and bore an interest rate of ten percent per annum.  The Company was required to remit monthly interest-only payments on the debentures commencing on September 29, 2006.  In connection with this refinancing transaction we issued a warrant to Prenox to purchase 1,125,000 shares of common stock at an exercise price of $1.25 per share.  We repaid both debentures, in full, on December 6, 2006 as noted above.

NOTE 13.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company had 62,416,881 shares of common stock issued and outstanding as of December 31, 2007.  The Company issued 2,520,006 shares of common stock for the year ended December 31, 2007 pursuant to the exercise of warrants and stock options.  The Company cancelled 147 shares of common stock as a result of their share buy-back program during November and December 2007.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2007 and the changes therein during the three years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2004	---	---

Warrants issued	5,000,000	$0.01
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2005	5,000,000	$0.01

Warrants issued	3,395,000	1.05
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2006	8,395,000	$0.43

Warrants issued	---	---
Warrants exercised	2,533,333	0.23
Warrants cancelled	---	---
Balance as of December 31, 2007	5,861,667	$0.52

Of the warrant shares subject to exercise as of December 31, 2007, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,066,667
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	5,861,667

NOTE 14.                      SHARE BASED COMPENSATION

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of all share-based payment awards made to employees and directors including stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  We use the Black-Scholes option-pricing model as our method of valuation under SFAS 123(R) and a single option award approach.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Share-based compensation expense recognized in our Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

	2007	2006
Incentive Stock Options
Expected volatility (1)	52.3%	51.4%
Risk-fee interest rate % (2)	4.27%	4.30%
Expected term (in years)	5.0	4.0
Dividend yield (3)	0.0%	0.0%

Nonstatutory Stock Options
Expected volatility (1)	49.9%	51.3%
Risk-fee interest rate % (2)	4.67%	4.57%
Expected term (in years)	1.0	1.0
Dividend yield (3)	0.0%	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2007	2006
Incentive Stock Options
Quantity	675,000	625,000
Weighted average fair value per share	$2.22	$0.39
Fair value	$1,497,195	$246,315

Nonstatutory Stock Options
Quantity	205,000	725,000
Weighted average fair value per share	$0.96	$0.37
Fair value	$196,576	$266,578

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options, in accordance with SFAS 123(R), for the years ended December 31:

	2007	2006
Research and development	$123,208	$2,868
General and administrative	414,811	13,544
Total share-based compensation expense	538,019	16,412
Tax benefit	---	---
Share-based compensation expense, net of tax	$538,019	$16,412

At December 31, 2007, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $1,652,233.

The period over which the unearned share-based compensation is expected to be recognized is approximately four years.  We anticipate that we will grant additional stock option awards in the future, which will increase our share-based compensation expense by the additional unearned compensation resulting from these grants.  The fair value of these future grants is not included in the amount above, because the impact of these grants cannot be predicted at this time due to the dependence on the number of share-based payments granted.  In addition, if factors change and different assumption are used in the application of SFAS 123(R) in future periods, share-based compensation expense recorded under SFAS 123(R) may differ significantly from what has been recorded in the current period.

The following table presents the activity for stock options for the two years ended December 31, 2007:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2005	---	$	---
Granted	1,350,000		1.29
Forfeited/cancelled	---		---
Exercised	---		---
Outstanding as of December 31, 2006	1,350,000		1.29
Granted	880,000		4.46
Forfeited/cancelled	---		---
Exercised	5,000		4.00
Outstanding as of December 31, 2007	2,225,000		$2.54

The following table presents the stock option grants outstanding and exercisable as of December 31, 2007:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
700,000	$0.95	8.9	175,000	$0.95
650,000	1.65	9.0	650,000	1.65
105,000	4.00	9.0	8,750	4.00
690,000	4.48	9.7	---	---
80,000	4.95	9.4	---	---
2,225,000	$2.54	9.2	833,750	$1.53

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31, 2007 and 2006, which were allocated as follows:

	2007	2006
Research and development	$12,673	$	---
General and administrative	31,986		---
Total stock-based compensation expense	$44,659	$	---

At December 31, 2007, the balance of unearned restricted share-based compensation to be expensed in future periods is approximately $176,624.

The following table presents the activity for non-vested restricted stock awards for the two years ended December 31, 2007:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2005	---	$	---
Granted	---		---
Forfeited/cancelled	---		---
Exercised	---		---
Outstanding as of December 31, 2006	---		---
Granted	56,035		4.00
Forfeited/cancelled	840		4.00
Exercised	---		---
Outstanding as of December 31, 2007	55,195		$4.00

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of December 31, 2007, we granted options to purchase 2,230,000 shares of Common Stock, of which 2,225,000 were outstanding at a weighted average exercise price of $2.54 per share and 55,195 shares of restricted stock.  There are 3,714,805 shares that remain available for future grant under our Incentive Plan.

NOTE 15.                      EMPLOYMENT BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  The Company’s contributions to the 401(k) Plan vest immediately.  The Company contributed $47,932 and $39,920 to the 401(k) Plan during the years ended December 31, 2007 and 2006, respectively.

NOTE 16.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2007, of approximately $6,625,182 were reduced to zero, after considering the valuation allowance of $6,625,182, since there is no assurance of future taxable income.  As of December 31, 2007 we have consolidated net operating loss carryforwards and research credit carryforwards for income tax purposes of approximately $18,109,888 and $180,996, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Year	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
Total	$18,109,888		$180,996

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	2007		2006
Deferred tax assets:
Net operating loss carryforwards		$6,338,461		$5,137,483
Intangible assets		130,016		68,743
Other		186,964		108,424
Total gross deferred tax assets		6,655,441		5,314,650

Deferred tax liabilities:
Property and equipment		30,258		22,877
Total gross deferred tax liabilities		30,258		22,877

Net total of deferred assets and liabilities		6,625,182		5,291,773
Valuation allowance		(6,625,182)		(5,291,773)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,333,409 and $261,337 in 2007 and 2006, respectively.

The following is reconciliation from the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2007		2006
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,406,041)	$	(4,098,181)
Permanent differences		205,063		6,070
Amortization of deferred start up costs		(6,511)		(4,884)
Valuation allowance		1,207,489		4,096,995
Income tax expense	$	---	$	---

Because of the significant share issuances in 2003 and 2006, the net operating loss carryforwards may be limited in their annual use when applied against taxable earnings in future periods pursuant to Section 382 of the Internal Revenue Code.

NOTE 17.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,398 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of December 31, 2007:

Calendar Years	Future Lease Expense
2008	$112,776
2009	112,776
2010	112,776
2011	112,776
2012	112,776
2013 & Beyond	28,194
Total	$592,074

Rent expense for our operating lease amounted to $112,529 and $83,861 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

As of December 31, 2007 the Company is party to employment agreements with its officers, which include Kerry P. Gray, President and Chief Executive Officer, Renaat Van den Hooff, Executive Vice President – Operations and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives to include Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Vice President – Material Science.  The employment agreements with Mssrs. Gray and Van den Hooff are for three and two years, respectively, and include an automatic renewal of one year.  The employment agreements with Mssrs. Wallberg, Moro, and St. John are for one year and include an automatic renewal of one year.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of all invention and intellectual property rights to the Company.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for up to $7,250,000 in eleven enumerated milestones, if we achieved certain annual net sales, cumulative net sales, and/or reached certain defined technology milestones including licensing agreements and advancing products to clinical development.

On December 8, 2006, we entered into an Amendment to the Asset Sale Agreement with Access pursuant to which we agreed to a full settlement for six of the eleven future milestones, and added an increase to one existing milestone (cumulative sales of the products of 100 million dollars) from $750,000 to $875,000.  We paid $250,000 for the settlement of the six future milestones which, if achieved, would have totaled $2,625,000.

As of December 31, 2007, we continue to be subject to paying Access future milestone obligations which, if achieved, total $4,750,000; relating to milestones based on total annual sales of 20 and 40 million dollars of the products, annual sales of 20 million dollars of any one product, and cumulative sales of the products of 50 and 100 million dollars.

Compensation Claim

We received written notice from Dan Leonard, former CEO of the Company, claiming he is owed a warrant to purchase 100,000 shares of our common stock at a per share exercise price equal to $1.25.  We believe that we are entitled to certain offsets from Mr. Leonard which may mitigate his compensation claim.

NOTE 18.                      RELATED PARTY TRANSACTIONS

In February 2007 we paid $62,500 to Kerry P. Gray, Chief Executive Officer of the Company, for compensation that was owed to him for services provided to the Company’s subsidiary, Uluru Delaware Inc., in the fourth quarter of 2005.

NOTE 19.                      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2007 and 2006. The Company has derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$383,511	$118,788	$129,906	$833,539
Costs and expenses	1,442,893	1,533,146	1,566,846	1,865,171
Operating (loss)	(1,059,382)	(1,414,358)	(1,436,940)	(1,031,632)
Other income (expense)	212,231	205,825	197,104	174,521
Net (loss)	$(847,151)	$(1,208,533)	$(1,239,836)	$(857,111)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$(0.01)

2006
Revenues	$267,164	$312,222	$112,926	$842,141
Costs and expenses	1,031,324	1,316,846	1,020,691	1,757,405
Operating (loss)	(764,160)	(1,004,624)	(907,765)	(915,264)
Other income (expense)	(2,153,563)	(607,631)	(3,086,010)	(2,270,072)
Net (loss)	$(2,917,723)	$(1,612,255)	$(3,993,775)	$(3,185,336)

Basic and diluted net (loss) per common share	$(0.26)	$(0.13)	$(0.31)	$(0.11)

EXHIBIT INDEX
Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007 (8)
3.2		Amended and Restated Bylaws dated November 5, 2007 (8)
10.1		Warrant issued by the Registrant to Prenox, LLC, dated October 12, 2005. (1)
10.2		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.3		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.6		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.7		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.8		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Kerry P. Gray. (3)
10.11	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.12	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.13		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 20, 2006. (4)
10.14		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.15	*	Uluru Inc. 2006 Equity Incentive Plan (2)
10.16		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.17		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (5)
10.18		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers party thereto. (5)
10.19		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.20	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.21		License and Supply Agreement dated February 6, 2007 by and between DexoBiopharm LTD and Uluru Inc. (7)
10.22	*	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff. (9)
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007
(7)		Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2007
(8)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007
(9)		Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.