Form 10-Q
period 2008-03-31
ULURU INC.
filed 2008-05-09
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008

OR

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___ to ___.

Commission File Number: 000-49670

ULURU Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	41-2118656
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4452 Beltway Drive
Addison, Texas  75001
(Address of Principal Executive Offices)

(214) 905-5145
Registrant's Telephone Number, including Area Code

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerate filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of outstanding shares of our common stock on May 1, 2008 was 62,466,881.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,171,228	$13,979,828
Accounts receivable	875,163	836,075
Inventory	228,912	319,413
Prepaid expenses and deferred charges	275,145	400,830
Total Current Assets	14,550,448	15,536,146

Property and Equipment, net	1,883,995	1,532,881

Other Assets
Patents, net	10,767,858	11,033,477
Deposits	20,499	20,499
Total Other Assets	10,788,357	11,053,976

TOTAL ASSETS	$27,222,800	$28,123,003

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$962,950	$790,412
Accrued liabilities	345,748	424,395
Deferred revenue – current portion	101,038	55,147
Royalty advance	99,509	120,035
Total Current Liabilities	1,509,245	1,389,989

Long Term Liabilities
Deferred revenue, net – less current portion	1,035,619	495,281

TOTAL LIABILITIES	2,544,864	1,885,270

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
62,466,881 and 62,416,881 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	62,467	62,417
Additional paid-in capital	43,244,330	42,989,518
Accumulated (deficit)	(18,628,861)	(16,814,202)
TOTAL STOCKHOLDERS’ EQUITY	24,677,936	26,237,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,222,800	$28,123,003

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
License fees	$13,771	$138,050
Royalty income	75,574	55,461
Product sales	166,473	---
Other	---	190,000
Total Revenues	255,818	383,511

COSTS AND EXPENSES
Cost of goods sold	137,614	---
Research and development	875,216	565,408
General and administrative	893,235	595,239
Amortization	269,185	265,543
Depreciation	20,272	16,703
Total Costs and Expenses	2,195,522	1,442,893

OPERATING (LOSS)	(1,939,704)	(1,059,382)

Other Income (Expense)
Interest and miscellaneous income	125,045	213,805
Interest expense	---	(1,574)

(LOSS) BEFORE INCOME TAXES	(1,814,659)	(847,151)

Income taxes	---	---

NET (LOSS)	$(1,814,659)	$(847,151)

Basic and diluted net (loss) per common share	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	62,429,586	60,729,997

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008		2007
OPERATING ACTIVITIES :
Net (loss)		$(1,814,659)	$(847,151)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization		269,185	265,543
Depreciation		20,272	16,703
Share-based compensation for stock and options issued to employees		167,147	26,238
Share-based compensation for options issued to non-employees		40,215	76,350

Change in operating assets and liabilities:
Accounts receivable		(39,088)	331,840
Inventory		90,501	(314,792)
Prepaid expenses and deferred charges		125,685	101,208
Accounts payable		172,538	301,337
Accrued liabilities		(78,647)	(253,810)
Deferred revenue		586,229	591,863
Royalty advance		(20,526)	(21,118)
Total		1,333,511	1,121,362

Net Cash (Used in) Provided by Operating Activities		(481,148)	274,211

INVESTING ACTIVITIES :
Purchase of property and equipment		(374,952)	(239,737)
Net Cash (Used in) Investing Activities		(374,952)	(239,737)

FINANCING ACTIVITIES :
Proceeds from stock option exercises		47,500	---
Net Cash Provided by Financing Activities		47,500	---

Net (Decrease) Increase in Cash		(808,600)	34,474

Cash, beginning of period		13,979,828	16,918,007
Cash, end of period		$13,171,228	$16,952,481

Supplemental Schedule of Noncash Investing and Financing Activities :

For the three months ended March 31, 2007, the issuance of 1,510,937 shares of common stock pursuant to cashless exercise of warrants to purchase 1,514,400 shares of common stock			$-0-

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---	$1,574

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007 have been made.

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

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Deferred Revenue

License Fees

We recognize revenue from license payments not tied to achieving a specific performance milestone ratably during the period over which we are obligated to perform services. The period over which we are obligated to perform services is estimated based on available facts and circumstances. Determination of any alteration of the performance period normally indicated by the terms of such agreements involves judgment on management's part. License revenues with no specific performance criteria are recognized when received from our foreign licensee and their various foreign sub-licensees as there is no control by us over the various foreign sub-licensees and no performance criteria to which we are subject.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Antidilutive warrants to purchase common stock	5,861,667	5,861,667
Antidilutive options to purchase common stock	3,515,000	2,225,000
Restricted vesting common stock	126,872	55,195
Total	9,503,539	8,141,862

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Our revenues are currently derived primarily from one licensee for domestic activities and from two licensees for international activities.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2008	%	2007	%
Domestic	$187,000	73%	$211,118	55%
International	68,818	27%	172,393	45%
Total	$255,818	100%	$383,511	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2008	2007
Discus Dental, Inc.	Aphthasol®	73%	5%
ProStrakan, Ltd.	Zindaclin®	22%	43%
Wyeth Pharmaceuticals, Inc.	Sponsored research	---	47%
Total		95%	95%

NOTE 5.                      INVENTORY

As of March 31, 2008, our inventory was comprised of raw materials, used in the production of Aphthasol® and Altrazeal™, and work-in-progress costs for the production of Altrazeal™.  Inventory consisted of the following at March 31, 2008 and December 31, 2007:

Inventory	March 31, 2008	December 31, 2007
Raw materials	$103,672	$137,311
Work-in-progress	125,240	182,102
Total	$228,912	$319,413

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at March 31, 2008 and December 31, 2007:

Property and equipment	March 31, 2008	December 31, 2007
Laboratory equipment	$414,623	$412,683
Manufacturing equipment	1,440,072	1,071,173
Computers, office equipment, and furniture	120,066	115,953
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,074,710	1,699,758
Less: accumulated depreciation and amortization	(190,715)	(166,877)
Property and equipment, net	$1,883,995	$1,532,881

Depreciation and amortization expense on property and equipment was $20,272 and $16,703 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at March 31, 2008 and December 31, 2007:

Patents	March 31, 2008	December 31, 2007
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(2,587,080)	(2,321,461)
Patents, net	$10,767,858	$11,033,477

Amortization expense on patents was $265,619 and $262,703 for the three months ended March 31, 2008 and 2007, respectively.  The future aggregate amortization expense for patent assets, remaining as of March 31, 2008, is as follows:

Calendar Years	Future Amortization Expense
2008 (Nine months)	$802,689
2009	1,065,390
2010	1,065,390
2011	1,015,436
2012	723,428
2013 & Beyond	6,095,525
Total	$10,767,858

NOTE 8.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company had 62,466,881 shares of common stock issued and outstanding as of March 31, 2008.  The Company issued 50,000 shares of common stock during the three months ended March 31, 2008 pursuant to the exercise of stock options.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2008 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2007	5,861,667	$0.52
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2008	5,861,667	$0.52

Of the warrant shares subject to exercise as of March 31, 2008, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,066,667
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	5,861,667

NOTE 9.                      SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We follow the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three months ended March 31:

	2008	2007
Incentive Stock Options
Expected volatility (1)	67.1%	---
Risk-free interest rate % (2)	2.70%	---
Expected term (in years)	5.0	---
Dividend yield (3)	0.0%	---
Forfeiture rate	3.8%	---

Nonstatutory Stock Options
Expected volatility (1)	67.1%	50.2%
Risk-free interest rate % (2)	2.71%	4.85%
Expected term (in years)	4.4	1.0
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	2008	2007
Incentive Stock Options
Quantity	1,255,000	---
Weighted average fair value per share	$1.30	---
Fair value	$1,631,404	---

Nonstatutory Stock Options
Quantity	85,000	75,000
Weighted average fair value per share	$1.25	$0.87
Fair value	$106,649	$65,235

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	2008	2007
Research and development	$32,129	$26,410
General and administrative	160,606	65,124
Total share-based compensation expense	$192,735	$91,534

At March 31, 2008, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $3,023,703.  The period over which the unearned share-based compensation is expected to be recognized is approximately four years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2007	2,225,000	$2.54
Granted	1,340,000	2.44
Forfeited/cancelled	---	---
Exercised	(50,000)	0.95
Outstanding as of March 31, 2008	3,515,000	$2.52

The following table presents the stock option grants outstanding and exercisable as of March 31, 2008:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
650,000	$0.95	8.7	203,124	$0.95
650,000	1.65	8.7	650,000	1.65
1,340,000	2.44	6.9	---	---
105,000	4.00	8.7	85,624	4.00
690,000	4.48	9.5	---	---
80,000	4.95	9.1	---	---
3,515,000	$2.52	8.3	938,748	$1.71

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	2008	2007
Research and development	$3,658	$3,166
General and administrative	10,969	7,888
Total share-based compensation expense	$14,627	$11,054

At March 31, 2008, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $317,015.

The activity for restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2007	55,195	$4.00
Granted	71,677	2.50
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of March 31, 2008	126,872	$3.15

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of March 31, 2008, we granted options to purchase 3,570,000 shares of Common Stock, of which 3,515,000 were outstanding at a weighted average exercise price of $2.52 per share and 126,872 shares of restricted stock.  There are 2,303,128 shares that remain available for future grant under our Incentive Plan.

NOTE 10.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 11.                      SUBSEQUENT EVENTS

None.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-KSB, referred to as our 2007 Form 10-KSB, which has been previously filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations for the foreseeable future.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2007 Form 10-KSB under “Risks Associated with our Business”.

Business Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies with Altrazeal™, the first product developed from our Nanoparticle Aggregate technology, scheduled for launch in the United States in the second quarter 2008.

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

Comparison of the three months ended March 31, 2008 and 2007

Total Revenues

Revenues were $255,818 for the three months ended March 31, 2008, as compared to revenues of $383,511 for the three months ended March 31, 2007, and were comprised of licensing fees of $13,771 for an OraDisc™ B licensing agreement, domestic royalties of $20,526 from the sale of Aphthasol® by our distributor, foreign royalties of $55,048 from the sale of Zindaclin®, and Aphthasol® product sales to our distributor of $166,473.

The first quarter 2008 revenues represent an overall decrease of $127,693 versus the comparative first quarter 2007 revenues, primarily due to decreases of $190,000 in sponsored research and $124,279 in Zindaclin® license fees, both of which were non-recurring revenues.  These decreases were partially offset by an increase of $21,000 in Zindaclin royalties and by Aphthasol® product sales of $166,473 that occurred in 2008 with no product sales occurring in 2007.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2008 was $137,614 and consisted entirely of costs associated with the manufacture of Aphthasol® for our domestic distributor.  We did not sell any finished goods in the first quarter of 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $875,216 for the three months ended March 31, 2008, including $35,787 in share-based compensation, compared to $565,408 for the three months ended March 31, 2007, including $29,576 in share-based compensation.  The increase of $309,808 in research and development expenses was due primarily to increases in direct research costs of $116,000, clinical testing expenses for our wound care technologies of $89,000, and additional scientific personnel costs of approximately $90,000.  The direct research and development expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
Technology	2008	2007
Wound care & nanoparticle	$238,316	$99,867
OraDisc™	99,349	115,560
Aphthasol® & other technologies	18,294	24,042
Total	$355,959	$239,469

General and Administrative

General and administrative expenses totaled $893,235 for the three months ended March 31, 2008, including $171,575 in share-based compensation, compared to $595,239 for the three months ended March 31, 2007, including $73,012 in share-based compensation.  The increase of $297,996 in general and administrative expenses was due primarily to increased salary and benefit expenses of approximately $279,000 to include the recognition of additional share-based compensation of $122,000, an increase in executive personnel due to hiring of our executive vice president of operations, and the associated employer costs.  Other factors affecting the increase were costs of approximately $95,000 for sales and marketing relating expenses, including: compensation and benefits of $24,000, brand marketing expenses of $69,000, and sales related expenses of $2,000.  Each of these factors was partially offset by a decreased in legal expense of approximately $58,000 as last year’s expense included fees associated with a registration statement and various other non-recurring legal matters, and a decrease of approximately $34,000 in expenses associated with accounting and auditing services.

Amortization

Amortization expense totaled $269,185 for the three months ended March 31, 2008 as compared to $265,543 for the three months ended March 31, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended March 31, 2008.

Depreciation

Depreciation expense totaled $20,272 for the three months ended March 31, 2008 as compared to $16,703 for the three months ended March 31, 2007.  The increase of $3,569 is attributable to our purchase of additional equipment during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $125,045 for the three months ended March 31, 2008 as compared to $213,805 for the three months ended March 31, 2007.  The decrease of $88,760 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Interest Expense

There was no interest expense for the three months ended March 31, 2008 as compared to the expense of $1,574 for the three months ended March 31, 2007.  The interest expense for the first quarter of 2007 consisted of financing costs for our insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2008 our cash and cash equivalents were $13,171,228 which is a decrease of $808,600 as compared to our cash and cash equivalents at December 31, 2007 of $13,979,828.  Our working capital (current assets less current liabilities) was $13,041,203 at March 31, 2008 as compared to our working capital at December 31, 2007 of $14,146,157.

Consolidated Cash Flow Data

	Three Months Ended March 31,
Net Cash Provided by (Used in)	2008	2007
Operating activities	$(481,148)	$274,211
Investing activities	(374,952)	(239,737)
Financing activities	47,500	---
Net (Decrease) Increase in cash and cash equivalents	$(808,600)	$34,474

Operating Activities

For the three months ended March 31, 2008, net cash used in operating activities was $481,148.  The principal components of net cash used for the three months ended March 31, 2008 were our net loss of $1,814,659, an increase in accounts receivable due to timing of Aphthasol sales to our domestic distributor, a decrease in our royalty advance for Aphthasol® due to sales by our distributor, and a decrease in accrued liabilities.  Our net loss for the three months ended March 31, 2008 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled $496,819.

The aforementioned net cash used for the three months ended March 31, 2008 was partially offset by an increase in deferred revenues associated with a $600,000 milestone payment due from our distributor for OraDisc™ B, an increase in accounts payable due to timing, and decreases in prepaid expenses and inventory.

For the first quarter of 2007, net cash provided by operating activities was $274,211.  The principal sources of net cash for the three months ended March 31, 2007  was our receipt of a milestone of $600,000 for the signing of a licensing agreement for OraDisc™B, an increase in accounts payable due to timing, and a decrease in accounts receivable.  These net cash sources were partially offset by our net loss $847,151 which included non-cash charges of $384,834 for share-based compensation, patent amortization, and depreciation, an increase in inventory associated with Aphthasol® manufacture, and a decrease in accrued liabilities.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2008 was $374,952 for the purchase of manufacturing equipment for our Altrazeal™ and OraDisc™ products.  For the first quarter of 2007, we purchased $239,737 for manufacturing equipment for the same two products.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.  For the first quarter of 2007, there were no financing activities.

Liquidity

As discussed above, we have cash and cash equivalents totaling $13,171,228 as of March 31, 2008, which we believe is sufficient to fund our operations for the foreseeable future.  As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases.  We have passed these price increases along to our customers.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical account policies are summarized in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-KSB, particularly under “Risk Associated with our Business”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At March 31, 2008 and December 31, 2007 our cash and cash equivalents totaled $13,171,228 and $13,979,828, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2008 and at December 31, 2007.  As of March 31, 2008, four customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2007.  We believe that the customer accounts are fully collectible as of March 31, 2008.

Foreign Currency Exchange Rate Risk

The royalty revenues we receive on Zindaclin® are a percentage of the net sales made by the various sub-licensees of our licensee, ProStrakan Ltd.  All of these sales are made in foreign countries and the majority are denominated in foreign currencies. The royalty payment on these foreign sales is calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that ProStrakan Ltd pays us for royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar weakens against a foreign currency, then our royalty revenues will increase given a constant amount of sales in such foreign currency.

The impact on our royalty revenues from foreign currency exchange rate risk is based on a number of factors, including the exchange rate (and the change in the exchange rate from the prior period) between a foreign currency and the U.S. dollar, and the amount of Zindaclin® sales by the various sub-licensees of ProStrakan Ltd that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-KSB filed on March 28, 2008.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

      None.

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

ULURU Inc.

Date: May 9, 2008	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)