Form 10-Q
period 2008-06-30
ULURU INC.
filed 2008-08-08
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008

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

The number of outstanding shares of our common stock on August 8, 2008 was 65,533,548.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended JUNE 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$11,684,039	$13,979,828
Accounts receivable	334,842	836,075
Inventory	304,549	319,413
Prepaid expenses and deferred charges	213,285	400,830
Total Current Assets	12,536,715	15,536,146

Property and Equipment, net	1,891,882	1,532,881

Other Assets
Patents, net	10,502,241	11,033,477
Licensing rights, net	142,650	---
Deposits	19,439	20,499
Total Other Assets	10,664,330	11,053,976

TOTAL ASSETS	$25,092,927	$28,123,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$686,887	$790,412
Accrued liabilities	532,170	424,395
Deferred revenue – current portion	135,358	55,147
Royalty advance	77,900	120,035
Total Current Liabilities	1,432,315	1,389,989

Long Term Liabilities
Deferred revenue, net – less current portion	1,055,777	495,281

TOTAL LIABILITIES	2,488,092	1,885,270

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
62,466,881 and 62,416,881 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	62,467	62,417
Additional paid-in capital	43,504,925	42,989,518
Accumulated (deficit)	(20,962,557)	(16,814,202)
TOTAL STOCKHOLDERS’ EQUITY	22,604,835	26,237,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,092,927	$28,123,003

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
License fees	$25,522	$16,831	$39,293	$154,880
Royalty income	84,772	81,456	160,346	136,918
Product sales	405	---	166,878	---
Other	(15,000)	20,501	(15,000)	210,501
Total Revenues	95,699	118,788	351,517	502,299

COSTS AND EXPENSES
Cost of goods sold	119	---	137,734	---
Research and development	867,544	553,755	1,742,760	1,119,163
Selling, general and administrative	1,341,235	693,588	2,234,470	1,288,826
Amortization	269,183	268,630	538,367	534,173
Depreciation	30,202	17,173	50,474	33,877
Total Costs and Expenses	2,508,283	1,533,146	4,703,805	2,976,039

OPERATING (LOSS)	(2,412,584)	(1,414,358)	(4,352,288)	(2,473,740)

Other Income (Expense)
Interest and miscellaneous income	78,888	205,825	203,933	419,630
Interest expense	---	---	---	(1,574)

(LOSS) BEFORE INCOME TAXES	(2,333,696)	(1,208,533)	(4,148,355)	(2,055,684)

Income taxes	---	---	---	---
NET (LOSS)	$(2,333,696)	$(1,208,533)	$(4,148,355)	$(2,055,684)

Basic and diluted net (loss) per common share	$(0.04)	$(0.02)	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	62,466,881	61,916,935	62,445,519	61,326,745

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008		2007
OPERATING ACTIVITIES :
Net (loss)		$(4,148,355)		$(2,055,684)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization		538,367		534,173
Depreciation		53,666		33,877
Share-based compensation for stock and options issued to employees		387,671		55,473
Share-based compensation for options issued to non-employees		80,286		165,837

Change in operating assets and liabilities:
Accounts receivable		501,233		606,678
Inventory		14,864		(314,792)
Prepaid expenses and deferred charges		187,545		108,201
Deposits		1,060		---
Accounts payable		(103,525)		422,468
Accrued liabilities		107,775		(139,574)
Deferred revenue		640,707		578,152
Royalty advance		(42,134)		(46,048)
Total		2,367,515		2,004,445

Net Cash (Used in) Operating Activities		(1,780,840)		(51,239)

INVESTING ACTIVITIES :
Purchase of property and equipment		(419,799)		(530,797)
Purchase of licensing rights		(142,650)		---
Net Cash (Used in) Investing Activities		(562,449)		(530,797)

FINANCING ACTIVITIES :
Payment of asset purchase obligation		---		(350,000)
Proceeds from warrant exercises		---		274,939
Proceeds from stock option exercises		47,500		---
Net Cash Provided by (Used in) Financing Activities		47,500		(75,061)

Net (Decrease) in Cash		(2,295,789)		(657,097)

Cash, beginning of period		13,979,828		16,918,007
Cash, end of period		$11,684,039		$16,260,910

Supplemental Schedule of Noncash Investing and Financing Activities :

For the six months ended June 30, 2007, the issuance of 1,527,061 shares of common stock pursuant to cashless exercise of warrants to purchase 1,534,400 shares of common stock			$	---

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---		$1,574

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been made.

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 4.                      SEGMENT INFORMATION

We operate in one business segment, the research, development, and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from one licensee for domestic activities and from two licensees for international activities.

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2008	%	2007	%	2008	%	2007	%
Domestic	$7,013	7%	$45,431	38%	$194,013	55%	$256,549	51%
International	88,686	93%	73,357	62%	157,504	45%	245,750	49%
Total	$95,699	100%	$118,788	100%	$351,517	100%	$502,299	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2008	2007	2008	2007
Discus Dental, Inc.	Aphthasol®	23%	21%	59%	9%
Meldex International	OraDisc™ B	26%	12%	11%	4%
ProStrakan, Ltd.	Zindaclin®	66%	50%	34%	45%
Novartis Consumer Health	Sponsored research	(16%)	17%	( 4%)	4%
Wyeth Pharmaceuticals, Inc.	Sponsored research	---	---	---	36%
Total		100%	100%	100%	100%

The results for the three months ended June 30, 2008, include a $15,000 fee adjustment for a sponsored research program with Novartis Consumer Health, thereby causing negative percentages in the table.

NOTE 5.                      INVENTORY

As of June 30, 2008, our inventory was comprised of raw materials used in the production of Aphthasol® and Altrazeal™ along with Altrazeal™ finished goods.  Inventory consisted of the following at June 30, 2008 and December 31, 2007:

Inventory	June 30, 2008	December 31, 2007
Raw materials	$108,126	$137,311
Work-in-progress	---	182,102
Finished goods	196,423	---
Total	$304,549	$319,413

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at June 30, 2008 and December 31, 2007:

Property and equipment	June 30, 2008	December 31, 2007
Laboratory equipment	$414,623	$412,683
Manufacturing equipment	1,463,919	1,071,173
Computers, office equipment, and furniture	141,065	115,953
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,119,556	1,699,758
Less: accumulated depreciation and amortization	(227,674)	(166,877)
Property and equipment, net	$1,891,882	$1,532,881

Depreciation and amortization expense on property and equipment was $33,768 and $20,186 for the three months ended June 30, 2008 and 2007, respectively and was $57,605 and $39,730 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at June 30, 2008 and December 31, 2007:

Patents	June 30, 2008	December 31, 2007
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(2,852,697)	(2,321,461)
Patents, net	$10,502,241	$11,033,477

Amortization expense on patents was $265,617 and $265,617 for the three months ended June 30, 2008 and 2007, respectively and was $531,236 and $528,320 for the six months ended June 30, 2008 and 2007, respectively.  The future aggregate amortization expense for patent assets, remaining as of June 30, 2008, is as follows:

Calendar Years	Future Amortization Expense
2008 (Six months)	$537,072
2009	1,065,390
2010	1,065,390
2011	1,015,436
2012	723,428
2013 & Beyond	6,095,525
Total	$10,502,241

NOTE 8.                      STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2008 the Company had 62,466,881 shares of common stock issued and outstanding.  The Company did not issue any shares of common stock during the three months ended June 30, 2008 pursuant to the exercise of stock options or warrants.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2008 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2007	5,861,667	$0.52
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of June 30, 2008	5,861,667	$0.52

Of the warrant shares subject to exercise as of June 30, 2008, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
October 12, 2010	3,066,667
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	5,861,667

NOTE 9.                      EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Antidilutive warrants to purchase common stock	5,861,667	5,861,667
Antidilutive options to purchase common stock	3,905,000	2,225,000
Restricted vesting common stock	125,117	55,195
Total	9,891,784	8,141,862

NOTE 10.                      SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We follow the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three months ended June 30:

	2008	2007
Incentive Stock Options
Expected volatility (1)	69.8%	49.4%
Risk-free interest rate % (2)	3.43%	4.55%
Expected term (in years)	5.0	3.4
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	4.4%	0.0%

Nonstatutory Stock Options
Expected volatility (1)	69.8%	49.4%
Risk-free interest rate % (2)	3.33%	4.54%
Expected term (in years)	3.0	1.0
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Incentive Stock Options
Quantity	120,000	35,000	1,375,000	35,000
Weighted average fair value per share	$0.76	$1.61	$1.25	$1.61
Fair value	$90,605	$56,355	$1,722,009	$56,335

Nonstatutory Stock Options
Quantity	270,000	80,000	355,000	155,000
Weighted average fair value per share	$0.53	$1.06	$0.70	$0.97
Fair value	$142,726	$84,627	$249,375	$149,862

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$35,872	$29,410	$68,001	$55,820
Selling, general and administrative	206,489	78,136	367,095	143,260
Total share-based compensation expense	$242,361	$107,546	$435,096	$199,080

At June 30, 2008, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $3,006,335.  The period over which the unearned share-based compensation is expected to be recognized is approximately four years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2007	2,225,000	$2.54
Granted	1,755,000	2.15
Forfeited/cancelled	(25,000)	2.31
Exercised	(50,000)	0.95
Outstanding as of June 30, 2008	3,905,000	$2.39

The following table presents the stock option grants outstanding and exercisable as of June 30, 2008:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
830,000	$0.94	8.8	243,750	$0.95
885,000	1.59	8.8	650,000	1.65
1,315,000	2.45	6.6	---	---
105,000	4.00	8.5	87,500	4.00
690,000	4.48	9.2	---	---
80,000	4.95	8.9	80,000	4.95
3,905,000	$2.39	8.1	1,061,250	$1.93

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$4,297	$3,202	$7,955	$6,368
Selling, general and administrative	13,937	7,974	24,906	15,862
Total share-based compensation expense	$18,234	$11,176	$32,861	$22,230

At June 30, 2008, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $295,102.

The activity for restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2007	55,195	$4.00
Granted	71,677	2.50
Forfeited/cancelled	(1,755)	4.00
Exercised	---	---
Outstanding as of June 30, 2008	125,117	$3.14

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of June 30, 2008, we had granted options to purchase 3,960,000 shares of Common Stock, of which 3,905,000 were outstanding at a weighted average exercise price of $2.39 per share and 125,117 shares of restricted stock.  There are 1,914,883 shares that remain available for future grant under our Incentive Plan.

NOTE 11.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 12.                      SUBSEQUENT EVENTS

On July 9, 2008, ULURU, Cardinia Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ULURU (“Cardinia”), Bio Med Sciences, Inc., a New York corporation (“BioMed”), and the members of a certain Holders Representative Committee, acting as the representatives of the holders of capital stock of Bio Med, entered into an Agreement and Plan of Merger (the “Agreement”).  Under the Agreement, Cardinia will merge with and into BioMed, as a result of which ULURU will acquire all of the issued and outstanding shares of BioMed and BioMed will become a wholly-owned subsidiary of ULURU (the “Merger”).  The consummation of the Merger is contingent upon the satisfaction of certain closing conditions set forth in the Agreement.  There can be no assurance that such conditions will be satisfied.

See the description included below in the section of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a discussion of ULURU’s payment obligations in connection with its acquisition of BioMed.

The foregoing description of the transactions contemplated by the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is attached as Exhibit 10.1 to this quarterly report on Form 10-Q.

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

Business Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are an emerging pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies with Altrazeal™, the first product developed from our Nanoparticle Aggregate technology, which was launched in the United States in June 2008.

Recent Developments

On July 9, 2008 the Company announced that it signed a definitive agreement to acquire Bio Med Sciences Inc., a New York corporation (“BioMed”), for $10 million subject to adjustment based on manufacturing and revenue targets. BioMed is a privately-held specialty wound care, burn care and scar management company with an established presence with burn specialists and plastic surgeons.  BioMed is a profitable company and the acquisition is expected to be immediately accretive to the Company’s consolidated earnings.

BioMed has a range of wound, burn care and scar management products developed from its patented Silon® film technology.  The patents covering this technology extend beyond 2020.  The products have unique features which allow them to be clearly differentiated in these markets.  BioMed has a well recognized presence in the burn care market where its scar management product line has a market leadership position.

The acquisition of BioMed will give us additional complimentary products, manufacturing, product development and other resources along with a commercial base to more rapidly develop a strong presence in the wound and burn care markets. The acquisition of BioMed will provide ULURU with the following strategic benefits:

▪	Established relationships with many key opinion leaders in the wound and burn care market.
▪	A complementary product line that has potential for significant growth with a direct sales effort.
▪	An established customer service and support group that can service both wound care and burn care product lines.
▪	An experienced wound care medical specialist to support the sales effort and provide clinical assistance to the medical profession.
▪	Product distribution capabilities.
▪	Extensive regulatory experience as a result of Bio Med having successfully obtained 10 medical device 510 (k) approvals from the FDA.
▪	Considerable biomaterial engineering and medical product development expertise.
▪	Expertise and capabilities that further expands our infrastructure to support the development and marketing of current and future products.
▪	Control over the manufacture of the OraDisc™ range of products, which are currently being manufactured by BioMed.
▪	Significant reduction in the cost of OraDisc™ and the potential for future cost reductions for the wound care line of products.
▪	Significant reduction in contract development expenses for OraDisc™.
▪	Operating expense synergies.

The acquisition of Bio Med will be governed by an Agreement and Plan of Merger (the “Agreement”).  Under the Agreement, a wholly-owned subsidiary of ULURU will merge with and into BioMed, as a result of which ULURU will acquire all of the issued and outstanding shares of BioMed and BioMed will become a wholly-owned subsidiary of ULURU (the “Merger”).  The consummation of the Merger is contingent upon the satisfaction of certain closing conditions set forth in the Agreement.  There can be no assurance that such conditions will be satisfied.

Upon the consummation of the Merger, the holders of BioMed stock will receive an aggregate of $7,000,000 and will be entitled to receive a subsequent payment equal to $3,000,000 on the six month anniversary of the closing of the Merger, which subsequent payment may be made by ULURU in either cash or through the issuance of shares of ULURU common stock.  The form of consideration of such subsequent payment will be determined at the sole discretion of ULURU.  In addition, after the making of such subsequent payment, and solely upon the achievement of certain milestones involving the achievement of certain product and manufacturing revenue thresholds, ULURU has agreed to pay to the former shareholders of BioMed up to a maximum aggregate amount of $2,000,000 in cash (payable in traunches, the amounts of which will be determined based on the particular milestone that is achieved, if any).  ULURU plans to fund the acquisition of Bio Med through privately generated funds supported by revolving and term debt.

The foregoing description of the transactions contemplated by the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is attached as Exhibit 10.1 to this quarterly report on Form 10-Q.

On June 23, 2008 the Company announced that Ronald A. Ahrens had been appointed to serve on the Company’s Board of Directors.  Mr. Ahrens has been an advisor to Merck & Company, Inc. since 1995, when he retired as President of Merck Consumer Healthcare Group Worldwide.  He had previously served as Executive Vice President of Merck Consumer Healthcare Group International.  From 1985 to 1990 Mr. Ahrens was Consumer Group President, North America of Bristol-Myers Squibb and previously was President of Bristol Myers Products Division.  Prior to 1985, he held senior management and sales and marketing positions with Richardson Vicks, Bristol-Myers Squibb and Procter and Gamble.

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

Comparison of the three months ended June 30, 2008 and 2007

Total Revenues

Revenues were $95,699 for the three months ended June 30, 2008, as compared to revenues of $118,788 for the three months ended June 30, 2007, and were comprised of licensing fees of $25,522 from two OraDisc™ licensing agreements, domestic royalties of $21,608 from the sale of Aphthasol® by our distributor, foreign royalties of $63,164 from the sale of Zindaclin®, a $15,000 fee adjustment for a sponsored research program, and Altrazeal® product sales of $405.

The second quarter 2008 revenues represent an overall decrease of approximately $23,000 versus the comparative second quarter 2007 revenues, primarily due to decreases of $35,500 in sponsored research and $3,300 in Aphthasol® domestic royalties.   These decreases were partially offset by increases of $6,600 in Zindaclin® royalties and $8,700 in licensing fees for OraDisc™ related technologies

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2008 was $119 and consisted primarily of product costs for the initial sales of our Altrazeal® wound dressing.  We did not sell any finished goods in the second quarter of 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $867,544 for the three months ended June 30, 2008, including $40,169 in share-based compensation, compared to $553,755 for the three months ended June 30, 2007, including $32,612 in share-based compensation.  The increase of approximately $314,000 in research and development expenses was due primarily to increases in direct research costs of $52,000, clinical testing expense for our wound care technologies of $53,000, regulatory consulting and expenses of $66,000, and additional personnel costs of approximately $144,000.

The direct research and development expenses for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
Technology	2008	2007
Wound care & nanoparticle	$194,133	$158,992
OraDisc™	90,314	74,383
Aphthasol® & other technologies	8,288	7,031
Total	$292,735	$240,406

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,341,235 for the three months ended June 30, 2008, including $220,426 in share-based compensation, compared to $693,588 for the three months ended June 30, 2007, including $86,110 in share-based compensation.  The increase of approximately $647,000 in selling, general and administrative expenses was due primarily to increased administration salary and benefit expenses of approximately $299,000, which included the recognition of additional share-based compensation of $134,000, an increase in executive personnel due to hiring of our executive vice president of operations, and the associated employer costs.  Additional cost increases of approximately $323,000 were incurred for the ramp-up of our sales and marketing efforts, which included expenses for compensation and benefits of $154,000, brand marketing expenses of $74,000, sales expenses of $61,000 and distribution related expenses of $35,000.  We also incurred increased costs for our insurance coverage of $26,000, legal expenses of $23,000 associated with merger and acquisition agreements, and a $20,000 due diligence fee for potential borrowing activities.  Each of these factors were partially offset by a decrease in shareholder expenses of $10,000 and a decrease of $34,000 in expenses for Director compensation.

Amortization

Amortization expense totaled $269,183 for the three months ended June 30, 2008 as compared to $268,630 for the three months ended June 30, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended June 30, 2008.

Depreciation

Depreciation expense totaled $30,202 for the three months ended June 30, 2008 as compared to $17,173 for the three months ended June 30, 2007.  The increase of approximately $13,000 is attributable to our purchase of additional equipment, primarily manufacturing related items, during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $78,888 for the three months ended June 30, 2008 as compared to $205,825 for the three months ended June 30, 2007.  The decrease of approximately $127,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Comparison of the six months ended June 30, 2008 and 2007

Total Revenues

Revenues were $351,517 for the six months ended June 30, 2008, as compared to revenues of $502,299 for the six months ended June 30, 2007, and were comprised of licensing fees of $39,293 for two OraDisc™ licensing agreement, domestic royalties of $42,134 from the sale of Aphthasol® by our distributor, foreign royalties of $118,212 from the sale of Zindaclin®, a $15,000 fee adjustment for a sponsored research program, Aphthasol® product sales to our distributor of $166,473, and Altrazeal® product sales of $405.

The six months ended June 30, 2008 revenues represent an overall decrease of approximately $151,000 versus the comparative six months ended June 30, 2007 revenues, primarily due to decreases of $225,000 in sponsored research and $133,000 in Zindaclin® license fees, both of which were non-recurring revenues from the prior year.  These decreases were partially offset by an increase of $27,000 in Zindaclin® royalties, increased licensing fees of $17,000 for OraDisc™ technologies, and by Aphthasol® product sales of approximately $166,000 that occurred in 2008 with no product sales occurring in 2007.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2008 was $137,734 and consisted of costs associated with the manufacture of Altrazeal® and for Aphthasol®.  We did not sell any finished goods in the six months ended June 30, 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $1,742,760 for the six months ended June 30, 2008, including $75,956 in share-based compensation, compared to $1,119,163 for the six months ended June 30, 2007, including $62,188 in share-based compensation.  The increase of approximately $624,000 in research and development expenses was due primarily to increases in direct research costs of $169,000, clinical testing expenses for our wound care technologies of $141,000, regulatory consulting and expenses of $71,000, and additional scientific personnel costs of approximately $235,000.  The direct research and development expenses for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
Technology	2008	2007
Wound care & nanoparticle	$432,449	$258,859
OraDisc™	189,663	189,943
Aphthasol® & other technologies	26,582	31,073
Total	$648,694	$478,875

Selling, General and Administrative

Selling, general and administrative expenses totaled $2,234,470 for the six months ended June 30, 2008, including $392,001 in share-based compensation, compared to $1,288,826 for the six months ended June 30, 2007, including $159,122 in share-based compensation.  The increase of approximately $945,000 in selling, general and administrative expenses was due primarily to increased administration salary and benefit expenses of approximately $578,000, which included the recognition of additional share-based compensation of $233,000, an increase in executive personnel due to hiring of our executive vice president of operations, and the associated employer costs.  Other factors affecting the increase were costs of approximately $418,000 for the ramp-up of our sales and marketing efforts, , which included expenses for compensation and benefits of $177,000, brand marketing expenses of $143,000, sales expenses of $63,000 and distribution related expenses of $35,000.  We also incurred increases in our insurance costs of $51,000, additional travel expenses of $24,000, and a $20,000 due diligence fee for potential borrowing activities.  Each of these factors was partially offset by a decrease in legal expense of $35,000 as last year’s expense included fees associated with a registration statement and various other non-recurring legal matters, a decrease of $34,000 in expenses associated with accounting and auditing services, decreased legal cost associated with our patents of $25,000, and a decrease in expense of $60,000 for Director compensation..

Amortization

Amortization expense totaled $538,367 for the six months ended June 30, 2008 as compared to $534,173 for the six months ended June 30, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the six months ended June 30, 2008.

Depreciation

Depreciation expense totaled $50,474 for the six months ended June 30, 2008 as compared to $33,877 for the six months ended June 30, 2007.  The increase of approximately $17,000 is attributable to our purchase of additional equipment, primarily manufacturing items, during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $203,933 for the six months ended June 30, 2008 as compared to $419,630 for the six months ended June 30, 2007.  The decrease of approximately $216,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Interest Expense

There was no interest expense for the six months ended June 30, 2008 as compared to the expense of $1,574 for the six months ended June 30, 2007.  The interest expense for the six months ended June 30, 2007 consisted of financing costs for our insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2008 our cash and cash equivalents were $11,684,039 which is a decrease of $2,295,789 as compared to our cash and cash equivalents at December 31, 2007 of $13,979,828.  Our working capital (current assets less current liabilities) was $11,104,400 at June 30, 2008 as compared to our working capital at December 31, 2007 of $14,146,157.

Consolidated Cash Flow Data

	Six Months Ended June 30,
Net Cash Provided by (Used in)	2008	2007
Operating activities	$(1,780,840)	$	(51,239)
Investing activities	(562,449)		(530,797)
Financing activities	47,500		(75,061)
Net (Decrease) in cash and cash equivalents	$(2,295,789)	$	(657,097)

Operating Activities

For the six months ended June 30, 2008, net cash used in operating activities was $1,780,840.  The principal component of net cash used for the six months ended June 30, 2008 stems from our net loss of approximately $4,148,000.  This net loss for the six months ended June 30, 2008 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,060,000.

Additional uses of our net cash was a decrease of approximately $103,000 in accounts payable due to timing of vendor payments and a decrease of $42,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $501,000 in account receivable due to customer collections, a decrease of $187,000 in prepaid expenses due to expense amortization, an increase in accrued liabilities of $108,000 due to timing, and an increase in deferred revenues of $641,000 from the receipt of licensing agreements associated with our OraDisc™ technologies.

For the six months ended June 30, 2007, net cash used in operating activities was $51,239.  The principal use of net cash for the six months ended June 30, 2007 was our net loss of approximately $2,056,000, which included $789,000 of non-cash charges.  Additional cash uses resulted from an increase in inventory in the amount of $315,000 and a decrease in accrued liabilities of $139,000.  These cash uses were partially offset by a decrease of $607,000 in accounts receivable, a decrease of $108,000 in prepaid expenses due to expense amortization, an increase of $422,000 in accounts payable due to timing, and an increase of $578,000 in deferred revenues associated with the receipt of milestones related to the signing of a licensing agreement for OraDisc™B.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 was $562,449 and consisted primarily of manufacturing equipment purchases for our Altrazeal™ and OraDisc™ products along with $142,650 for the buy-back of OraDisc™ licensing rights previously held by Zambon S.p.A.  For the comparable six months of 2007, we purchased $530,797 of equipment, which was comprised primarily of manufacturing equipment for the same two products.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.  For the six months ended June 30, 2007, we received $274,939 in cash from the exercise of warrants.  This was offset by a payment of $350,000 related to an asset purchase in 2005.

The agreement governing our acquisition of BioMed stipulates that the consummation of such acquisition is contingent upon the prior completion of an equity or debt financing, on terms satisfactory to ULURU in its sole discretion, pursuant to which ULURU must receive gross proceeds of at least $7,000,000.  We currently plan to pursue such financing, and accordingly finance our acquisition of BioMed, through privately generated funds supported by revolving and term debt.  We could elect to use existing cash as a financing source for the acquisition as well.  In the event we are unable to adequately finance our acquisition of BioMed, such acquisition may not occur.

Liquidity

As discussed above, we have cash and cash equivalents totaling $11,684,039 as of June 30, 2008, which we believe is sufficient to fund our operations for the foreseeable future.  As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, including BioMed, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of loans from banks and public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases under our agreements with third-party manufacturers as a result of raw material and labor price increases.  We have generally passed these price increases along to our customers.  However, there can be no assurance that possible future inflation would not impact our operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, including the currently proposed acquisition of BioMed and the financing of such acquisition, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-KSB, particularly under “Risk Associated with our Business”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At June 30, 2008 and December 31, 2007 our cash and cash equivalents totaled $11,684,039 and $13,979,828, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2008 and at December 31, 2007.  As of June 30, 2008, five customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2007.  We believe that the customer accounts are fully collectible as of June 30, 2008.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-KSB filed on March 28, 2008, except as follows:

We may not complete the proposed acquisition of BioMed due to certain closing conditions not being satisfied.

The consummation of the proposed acquisition of BioMed by ULURU is subject to the satisfaction of certain closing conditions, including the condition that ULURU will have completed an equity or debt financing, on terms satisfactory to ULURU in its sole discretion, pursuant to which ULURU will have received gross proceeds of not less than $7,000,000.  We cannot assure that such financing will occur or that any of the other closing conditions set forth in the agreement governing the proposed acquisition of BioMed will be satisfied.  If any of such conditions is not satisfied, the currently proposed acquisition of BioMed may not occur.

Although we expect that the acquisition of BioMed will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of the acquisition of BioMed will depend, in part, on our ability to integrate the business of BioMed with the business of ULURU. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by ULURU and BioMed. The difficulties of combining the operations of the companies include, among others:

▪	unanticipated issues in integrating information, communications and other systems;

▪	retaining key employees;

▪	consolidating corporate and administrative infrastructures;

▪	the diversion of management’s attention from ongoing business concerns; and

▪	coordinating geographically separate organizations.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 15, 2008.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of ULURU Inc. until the next annual meeting or until his successor is elected, and (ii) ratified the appointment of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2008.

We had 62,466,881 shares of common stock outstanding and entitled to vote as of April 1, 2008, the record date for the Annual Meeting.  At the Annual Meeting, 45,983,210 shares of common stock were present in person or represented by proxy, constituting a majority of all of the outstanding shares of our common stock, for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1            Election of Directors

Director	Votes in Favor	Votes Withheld
William W. Crouse	33,346,757	12,636,453
Jeffrey B. Davis	33,346,748	12,636,462
Kerry P. Gray	27,271,046	18,712,164
W. Anthony Vernon	33,342,057	12,641,153

Proposal 2            Ratification of the appointment of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2008.

Votes in Favor:	45,927,953
Votes Against:	11,971
Abstentions:	43,286

ITEM 5: OTHER INFORMATION

On July 9, 2008, ULURU entered into an Agreement and Plan of Merger with BioMed (the “Agreement”).  Under the Agreement, a wholly-owned subsidiary of ULURU will merge with and into BioMed, as a result of which ULURU will acquire all of the issued and outstanding shares of BioMed and BioMed will become a wholly-owned subsidiary of ULURU (the “Merger”).  The consummation of the Merger is contingent upon the satisfaction of certain closing conditions set forth in the Agreement.  There can be no assurance that such conditions will be satisfied.

See the description included above in the section of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a discussion of ULURU’s payment obligations in connection with its acquisition of BioMed.

The foregoing description of the transactions contemplated by the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is attached as Exhibit 10.1 to this quarterly report on Form 10-Q.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.1	Agreement and Plan or Merger, dated as of July 9, 2008, by and among ULURU Inc., Cardinia Acquisition Corp., BioMed Sciences, Inc., and the Holders Representative Committee referenced therein.

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ULURU Inc.

Date: August 8, 2008	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)