Form 10-Q
period 2008-09-30
ULURU INC.
filed 2008-11-07
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008

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

The number of outstanding shares of our common stock on November 1, 2008 was 65,509,481.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended SEPTEMBER 30, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,532,621	$13,979,828
Accounts receivable	222,947	836,075
Inventory	619,056	319,413
Prepaid expenses and deferred charges	492,208	400,830
Total Current Assets	10,866,832	15,536,146

Property and Equipment, net	1,876,229	1,532,881

Other Assets
Patents, net	10,233,705	11,033,477
Licensing rights, net	142,650	---
Deposits	18,069	20,499
Total Other Assets	10,394,424	11,053,976

TOTAL ASSETS	$23,137,485	$28,123,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,141,025	$790,412
Accrued liabilities	649,647	424,395
Deferred revenue – current portion	124,864	55,147
Royalty advance	52,470	120,035
Total Current Liabilities	1,968,006	1,389,989

Long Term Liabilities
Deferred revenue, net – less current portion	1,029,221	495,281

TOTAL LIABILITIES	2,997,227	1,885,270

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
65,509,481 and 62,416,881 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	65,509	62,417
Additional paid-in capital	43,783,037	42,989,518
Accumulated (deficit)	(23,708,288)	(16,814,202)
TOTAL STOCKHOLDERS’ EQUITY	20,140,258	26,237,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,137,485	$28,123,003

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
License fees	$26,556	$13,862	$65,849	$168,742
Royalty income	80,822	83,044	241,168	219,962
Product sales	2,565	---	169,443	---
Other	15,494	33,000	494	243,501
Total Revenues	125,437	129,906	476,954	632,205

COSTS AND EXPENSES
Cost of goods sold	484	---	138,218	---
Research and development	901,344	454,985	2,644,104	1,574,148
Selling, general and administrative	1,731,877	820,763	3,966,347	2,109,589
Amortization	272,102	272,083	810,469	806,256
Depreciation	31,229	19,015	81,703	52,892
Total Costs and Expenses	2,937,036	1,566,846	7,640,841	4,542,885

OPERATING (LOSS)	(2,811,599)	(1,436,940)	(7,163,887)	(3,910,680)

Other Income (Expense)
Interest and miscellaneous income	65,868	197,104	269,801	616,733
Interest expense	---	---	---	(1,574)

(LOSS) BEFORE INCOME TAXES	(2,745,731)	(1,239,836)	(6,894,086)	(3,295,521)

Income taxes	---	---	---	---
NET (LOSS)	$(2,745,731)	$(1,239,836)	$(6,894,086)	$(3,295,521)

Basic and diluted net (loss) per common share	$(0.04)	$(0.02)	$(0.11)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,669,503	62,164,868	63,193,491	61,609,244

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008		2007
OPERATING ACTIVITIES :
Net (loss)		$(6,894,086)		$(3,295,521)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization		810,469		806,256
Depreciation		91,753		52,892
Share-based compensation for stock and options issued to employees		613,598		90,139
Share-based compensation for options issued to non-employees		135,513		271,359

Change in operating assets and liabilities:
Accounts receivable		613,128		568,096
Inventory		(299,643)		(319,413)
Prepaid expenses and deferred charges		(91,378)		63,935
Deposits		2,430		250
Accounts payable		350,613		271,768
Accrued liabilities		225,252		(160,693)
Deferred revenue		603,657		564,290
Royalty advance		(67,565)		(72,357)
Total		2,987,827		2,136,522

Net Cash (Used in) Operating Activities		(3,906,259)		(1,158,999)

INVESTING ACTIVITIES :
Purchase of property and equipment		(445,798)		(537,198)
Purchase of licensing rights		(142,650)		---
Net Cash (Used in) Investing Activities		(588,448)		(537,198)

FINANCING ACTIVITIES :
Payment of asset purchase obligation		---		(350,000)
Proceeds from warrant exercises		---		369,940
Proceeds from stock option exercises		47,500		20,000
Net Cash Provided by Financing Activities		47,500		39,940

Net (Decrease) in Cash		(4,447,207)		(1,656,257)

Cash, beginning of period		13,979,828		16,918,007
Cash, end of period		$9,532,621		$15,261,750

Supplemental Schedule of Noncash Investing and Financing Activities :

For the nine months ended September 30, 2008, the issuance of 3,042,600 shares of common stock pursuant to cashless exercise of warrants to purchase 3,066,667 shares of common stock	$	---

For the nine months ended September 30, 2007, the issuance of 1,571,073 shares of common stock pursuant to cashless exercise of warrants to purchase 1,589,400 shares of common stock			$	---

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---		$1,574

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been made.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Our revenues are currently derived primarily from one licensee for domestic activities and from two licensees for international activities.

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2008	%	2007	%	2008	%	2007	%
Domestic	$32,995	26%	$59,309	38%	$227,007	48%	$315,858	50%
International	92,442	74%	70,597	62%	249,947	52%	316,347	50%
Total	$125,437	100%	$129,906	100%	$476,954	100%	$632,205	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2008	2007	2008	2007
Discus Dental, Inc.	Aphthasol®	20%	20%	49%	11%
Meldex International	OraDisc™ B	22%	11%	14%	6%
ProStrakan, Ltd.	Zindaclin®	44%	44%	36%	44%
Novartis Consumer Health	Sponsored research	---	25%	---	9%
Wyeth Pharmaceuticals, Inc.	Sponsored research	---	---	---	29%
Total		86%	100%	99%	99%

NOTE 5.                      INVENTORY

As of September 30, 2008, our inventory was comprised of raw materials and manufacturing costs used in the production of Aphthasol® and Altrazeal™ along with Altrazeal™ finished goods.  Inventory consisted of the following at September 30, 2008 and December 31, 2007:

Inventory	September 30, 2008	December 31, 2007
Raw materials	$101,803	$137,311
Work-in-progress	333,182	182,102
Finished goods	184,071	---
Total	$619,056	$319,413

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at September 30, 2008 and December 31, 2007:

Property and equipment	September 30, 2008	December 31, 2007
Laboratory equipment	$427,888	$412,683
Manufacturing equipment	1,469,046	1,071,173
Computers, office equipment, and furniture	148,673	115,953
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,145,556	1,699,758
Less: accumulated depreciation and amortization	(269,327)	(166,877)
Property and equipment, net	$1,876,229	$1,532,881

Depreciation and amortization expense on property and equipment was $34,794 and $22,562 for the three months ended September 30, 2008 and 2007, respectively, and was $92,400 and $62,292 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at September 30, 2008 and December 31, 2007:

Patents	September 30, 2008	December 31, 2007
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(3,121,233)	(2,321,461)
Patents, net	$10,233,705	$11,033,477

Amortization expense on patents was $268,536 and $268,536 for the three months ended September 30, 2008 and 2007, respectively, and was $799,772 and $796,856 for the nine months ended September 30, 2008 and 2007, respectively.

The future aggregate amortization expense for patent assets, remaining as of September 30, 2008, is as follows:
Calendar Years	Future Amortization Expense
2008 (Three months)	$268,536
2009	1,065,390
2010	1,065,390
2011	1,015,436
2012	723,428
2013 & Beyond	6,095,525
Total	$10,233,705

NOTE 8.                      STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2008 the Company had 65,509,481 shares of common stock issued and outstanding.  The Company issued 3,042,600 shares of common stock during the three months ended September 30, 2008 pursuant to the cashless exercise of warrants to purchase 3,066,667 shares of common stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2008 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2007	5,861,667	$0.52
Warrants issued	---	---
Warrants exercised	3,066,667	0.01
Warrants cancelled	---	---
Balance as of September 30, 2008	2,795,000	$1.07

Of the warrant shares subject to exercise as of September 30, 2008, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	2,795,000

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Antidilutive warrants to purchase common stock	2,795,000	5,861,667
Antidilutive options to purchase common stock	3,950,000	2,225,000
Restricted vesting common stock	125,117	55,195
Total	6,870,117	8,141,862

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

We follow the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the nine months ended September 30:

	2008	2007
Incentive Stock Options
Expected volatility (1)	67.7%	52.1%
Risk-free interest rate % (2)	2.77%	4.28%
Expected term (in years)	5.0	4.9
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	5.1%	0.0%

Nonstatutory Stock Options
Expected volatility (1)	69.4%	49.4%
Risk-free interest rate % (2)	3.23%	4.67%
Expected term (in years)	3.3	1.0
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Incentive Stock Options
Quantity	75,000	600,000	1,450,000	635,000
Weighted average fair value per share	$0.89	$2.25	$1.23	$2.21
Fair value	$66,702	$1,347,275	$1,788,711	$1,403,630

Nonstatutory Stock Options
Quantity	---	50,000	355,000	205,000
Weighted average fair value per share	---	$0.93	$0.70	$0.96
Fair value	---	$46,714	$249,375	$196,576

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$38,821	$31,147	$106,822	$86,967
Selling, general and administrative	223,699	97,742	590,794	241,002
Total share-based compensation expense	$262,520	$128,889	$697,616	$327,969

At September 30, 2008, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $2,775,045.  The period over which the unearned share-based compensation is expected to be recognized is approximately four years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2007	2,225,000	$2.54
Granted	1,805,000	2.12
Forfeited/cancelled	(30,000)	1.78
Exercised	(50,000)	0.95
Outstanding as of September 30, 2008	3,950,000	$2.37

The following table presents the stock option grants outstanding and exercisable as of September 30, 2008:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
845,000	$0.94	8.5	284,374	$0.95
930,000	1.59	8.6	650,000	1.65
1,300,000	2.45	6.3	---	---
875,000	4.47	8.9	369,374	4.45
3,950,000	$2.37	7.9	1,303,748	$2.29

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$4,544	$3,237	$12,499	$9,605
Selling, general and administrative	14,090	8,062	38,996	23,924
Total share-based compensation expense	$18,634	$11,299	$51,495	$33,529

At September 30, 2008, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $276,468.

The activity for restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2007	55,195	$4.00
Granted	71,677	2.50
Forfeited/cancelled	(1,755)	4.00
Exercised	---	---
Outstanding as of September 30, 2008	125,117	$3.14

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of September 30, 2008, we had granted options to purchase 4,005,000 shares of Common Stock, of which 3,950,000 were outstanding at a weighted average exercise price of $2.37 per share and 125,117 shares of restricted stock.  There are 1,869,883 shares that remain available for future grant under our Incentive Plan.

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

Recent Developments

To date, we have not completed the acquisition of Bio Med Sciences, Inc. (“BioMed”) due to the uncertainties in the current economic climate, the availability of equity markets, and the contraction of debt financing.  The agreement regarding our proposed acquisition of BioMed included a provision that provided either ULURU or BioMed the right to provide written notice of termination in the event that the merger was not consummated on or before August 31, 2008.  The agreement also stipulates that the consummation of the BioMed acquisition is contingent upon the prior completion of an equity or debt financing, on terms satisfactory to ULURU in its sole discretion, pursuant to which ULURU must receive gross proceeds of at least $7,000,000.  Neither ULURU nor BioMed have provided any written notice to terminate the agreement and both parties continue in their discussions to consummate the acquisition.  Moreover, ULURU may continue to pursue the requisite financing, and accordingly finance our acquisition of BioMed, through privately generated funds supported by revolving and term debt.  We could elect to use existing cash as a financing source for the acquisition as well.  In the event we are unable to adequately finance our acquisition of BioMed, such acquisition may not occur.

On October 21, 2008, we announced the commencement of a clinical study to evaluate patients with graft donor sites treated with Altrazeal™ Silver compared with a market leading silver containing carboxymethylcellulose dressing.  The study will be conducted at four clinical sites with 40 evaluable patients being enrolled.  The first study site has been initiated and we plan to initiate additional sites within the next thirty days.

Each enrolled patient will have two skin graft donor sites, with one graft site having Altrazeal™ Silver being applied and the other graft site having the competitive dressing being applied.  The primary study objective will be to evaluate wound healing.  Secondary study objectives include evaluating the incidence of wound infection, number of dressing changes, patient pain and provider and patient satisfaction.

This clinical study is designed to support our eventual marketing of Altrazeal™ Silver and provide the necessary clinical data to apply for a CE mark which will then enable Altrazeal™ Silver to be marketed in Europe and Canada.

We continue in our strategy to develop a wide range of Altrazeal™ products incorporating active compounds for the treatment of the various phases of wound healing, infection, inflammation, debridement, maturation and closure.  Altrazeal™ Silver will be the first product to demonstrate execution of this strategy and by implementing this strategy, we believe that we will be delivering the products necessary to significantly improve wound healing.

On September 30, 2008 we announced that we have filed a 510k application with the United States Food and Drug Administration (FDA) for Altrazeal™ Silver.

Preclinical studies conducted to support the filing have shown that superior healing rates in numerous porcine wound models have been achieved relative to competitive silver dressings. Additionally, in toxicology and in vitro bacteria inhibition studies Altrazeal™ Silver has performed favorably relative to competitive silver dressings. This data should favorably position Altrazeal™ Silver in the market, providing benefits to both the patient and the health care provider.

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

Comparison of the three months ended September 30, 2008 and 2007

Total Revenues

Revenues were $125,437 for the three months ended September 30, 2008, as compared to revenues of $129,906 for the three months ended September 30, 2007, and were comprised of licensing fees of $26,556 from two OraDisc™ licensing agreements, domestic royalties of $25,430 from the sale of Aphthasol® by our distributor, foreign royalties of $55,392 from the sale of Zindaclin®, sponsored research programs of $15,494, and Altrazeal™ product sales of $2,565.

The third quarter 2008 revenues represent an overall decrease of approximately $4,000 versus the comparative third quarter 2007 revenues, primarily due to decreases of $17,500 in sponsored research and $2,000 in royalty payments.  These decreases were partially offset by increases of $12,700 in licensing fees for OraDisc™ related technologies and an increase of $2,565 for the Altrazeal™ product sales.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2008 was $484 and consisted of product costs for the initial sales of our Altrazeal™ wound dressing.  We did not sell any finished goods in the third quarter of 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $901,344 for the three months ended September 30, 2008, including $43,365 in share-based compensation, compared to $454,985 for the three months ended September 30, 2007, including $34,384 in share-based compensation.  The increase of approximately $446,000 in research and development expenses was due primarily to increases in direct research costs of $198,000, regulatory consulting and governmental fees of $96,000, and additional compensation costs of approximately $177,000.  These increases were partially offset by a decrease in our clinical program expenses of $12,000 and a decrease in operating expenses of $13,000.

The direct research and development expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
Technology	2008	2007
Wound care & nanoparticle	$140,393	$15,628
OraDisc™	138,945	62,299
Aphthasol® & other technologies	6,132	9,150
Total	$285,470	$87,077

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,731,877 for the three months ended September 30, 2008, including $237,789 in share-based compensation, compared to $820,763 for the three months ended September 30, 2007, including $105,804 in share-based compensation.  The increase of approximately $911,000 in selling, general and administrative expenses was due primarily to cost increases of approximately $725,000 for the continued ramp-up of our sales and marketing efforts, which included expenses for compensation and benefits of $357,000, brand marketing expenses of $227,000, sales expenses of $126,000 and distribution related expenses of $15,000.  Other increases incurred were for administration salary and benefit expenses of approximately $163,000, which included the recognition of additional share-based compensation of $156,000 along with an increase in executive personnel due to the hiring of our executive vice president of operations, and the associated employer costs.  We also incurred increased costs for legal expenses of $45,000 associated with merger and acquisition agreements, corporate travel of $27,000, legal expenses of $19,000 associated with our patents, operating/occupancy expenses of $17,000, and a $30,000 due diligence fee for potential borrowing activities.  Each of these factors were partially offset by a decrease in shareholder expenses of $76,000 and a decrease of $39,000 in expenses for Director compensation.

Amortization

Amortization expense totaled $272,102 for the three months ended September 30, 2008 as compared to $272,083 for the three months ended September 30, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended September 30, 2008.

Depreciation

Depreciation expense totaled $31,229 for the three months ended September 30, 2008 as compared to $19,015 for the three months ended September 30, 2007.  The increase of approximately $12,000 is attributable to our purchase of additional equipment, primarily manufacturing related items, during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $65,868 for the three months ended September 30, 2008 as compared to $197,104 for the three months ended September 30, 2007.  The decrease of approximately $131,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Comparison of the nine months ended September 30, 2008 and 2007

Total Revenues

Revenues were $476,954 for the nine months ended September 30, 2008, as compared to revenues of $632,205 for the nine months ended September 30, 2007, and were comprised of licensing fees of $65,849 for two OraDisc™ licensing agreement, domestic royalties of $67,564 from the sale of Aphthasol® by our distributor, foreign royalties of $173,604 from the sale of Zindaclin®, sponsored research programs of $494, Aphthasol® product sales to our distributor of $166,473, and Altrazeal™ product sales of $2,970.

The nine months ended September 30, 2008 revenues represent an overall decrease of approximately $155,000 versus the comparative nine months ended September 30, 2007 revenues, primarily due to decreases of $243,000 in sponsored research and $133,000 in Zindaclin® license fees, both of which were non-recurring revenues from the prior year.  These decreases were partially offset by an increase of $26,000 in Zindaclin® royalties, increased licensing fees of $30,000 for OraDisc™ technologies, and by product sales of Altrazeal™ and Aphthasol® of approximately $169,000 that occurred in 2008 with no associated product sales occurring in 2007.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2008 was $138,218 and consisted of costs associated with the manufacture of Altrazeal™ and Aphthasol®.  We did not sell any finished goods in the nine months ended September 30, 2007; therefore we had no direct cost of sales.

Research and Development

Research and development expenses totaled $2,644,104 for the nine months ended September 30, 2008, including $119,321 in share-based compensation, compared to $1,574,148 for the nine months ended September 30, 2007, including $96,572 in share-based compensation.  The increase of approximately $1,070,000 in research and development expenses was due primarily to increases in direct research costs of $367,000, clinical testing expenses for our wound care technologies of $130,000, regulatory consulting and expenses of $167,000, and additional scientific personnel costs of approximately $412,000.  The direct research and development expenses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine months ended September 30,
Technology	2008	2007
Wound care & nanoparticle	$572,843	$274,487
OraDisc™	328,608	252,242
Aphthasol® & other technologies	32,713	40,223
Total	$934,164	$566,952

Selling, General and Administrative

Selling, general and administrative expenses totaled $3,966,347 for the nine months ended September 30, 2008, including $629,790 in share-based compensation, compared to $2,109,589 for the nine months ended September 30, 2007, including $264,926 in share-based compensation.  The increase of approximately $1,857,000 in selling, general and administrative expenses was due primarily to increased administration salary and benefit expenses of approximately $741,000, which included the recognition of additional share-based compensation of $435,000, an increase in executive personnel due to hiring of our executive vice president of operations, and the associated employer costs.  Other factors affecting the increase were costs of approximately $1,143,000 for the ramp-up of our sales and marketing efforts, which included expenses for compensation and benefits of $534,000, brand marketing expenses of $370,000, sales expenses of $189,000 and distribution related expenses of $50,000.

We also incurred increases in our insurance costs of $49,000, additional travel expenses of $52,000, due diligence costs of $53,000 for potential borrowing activities, outside consultants of $11,000, legal expenses of $10,000 associated with merger and acquisition activities, and operating/occupancy expenses of $27,000.  Each of these factors was partially offset by a decrease of $32,000 in expenses associated with accounting and auditing services, decreased shareholder costs of $91,000, decreased legal cost associated with our patents of $6,000, and a decrease in expense of $100,000 for Director compensation.

Amortization

Amortization expense totaled $810,469 for the nine months ended September 30, 2008 as compared to $806,256 for the nine months ended September 30, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the nine months ended September 30, 2008.

Depreciation

Depreciation expense totaled $81,703 for the nine months ended September 30, 2008 as compared to $52,892 for the nine months ended September 30, 2007.  The increase of approximately $29,000 is attributable to our purchase of additional equipment, primarily manufacturing items, during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $269,801 for the nine months ended September 30, 2008 as compared to $616,733 for the nine months ended September 30, 2007.  The decrease of approximately $347,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Interest Expense

There was no interest expense for the nine months ended September 30, 2008 as compared to the expense of $1,574 for the nine months ended September 30, 2007.  The interest expense for the nine months ended September 30, 2007 consisted of financing costs for our insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2008 our cash and cash equivalents were $9,532,621 which is a decrease of $4,447,207 as compared to our cash and cash equivalents at December 31, 2007 of $13,979,828.  Our working capital (current assets less current liabilities) was $8,898,826 at September 30, 2008 as compared to our working capital at December 31, 2007 of $14,146,157.

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2008	2007
Operating activities	$(3,906,259)	$(1,158,999)
Investing activities	(588,448)	(537,198)
Financing activities	47,500	39,940
Net (Decrease) in cash and cash equivalents	$(4,447,207)	$(1,656,257)

Operating Activities

For the nine months ended September 30, 2008, net cash used in operating activities was $3,906,259.  The principal component of net cash used for the nine months ended September 30, 2008 stems from our net loss of approximately $6,894,000.  This net loss for the nine months ended September 30, 2008 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,651,000.

Additional uses of our net cash was an increase of approximately $300,000 in inventory due to the work-in-progress manufacturing costs for Altrazeal™, an increase of $91,000 for renewal fees with the Food & Drug Administration, and a decrease of $67,000 in our royalty advance for Aphthasol® due to domestic sales by our distributor.  These uses of net cash were partially offset by a decrease of $613,000 in accounts receivable due to customer collections, an increase of $350,000 in accounts payable due to costs for product manufacturing, an increase in accrued liabilities of $225,000 due to timing, and an increase in deferred revenues of $604,000 from the receipt of licensing agreements associated with our OraDisc™ technologies.

For the nine months ended September 30, 2007, net cash used in operating activities was $1,158,999.  The principal use of net cash for the nine months ended September 30, 2007 was our net loss of approximately $3,295,000, which included $1,221,000 of non-cash charges.  Additional cash uses resulted from an increase in inventory in the amount of $319,000, a decrease in accrued liabilities of $161,000, and a decrease of $72,000 in our royalty advance for Aphthasol®.  These cash uses were partially offset by a decrease of $568,000 in accounts receivable, a decrease of $64,000 in prepaid expenses due to expense amortization, an increase of $272,000 in accounts payable due to timing, and an increase of $564,000 in deferred revenues associated with the receipt of milestones related to the signing of a licensing agreement for OraDisc™B.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was $588,449 and consisted primarily of manufacturing equipment purchases for our Altrazeal™ and OraDisc™ products along with $142,650 for the buy-back of OraDisc™ licensing rights previously held by Zambon S.p.A.

For the comparable nine months of 2007, we purchased $537,198 of equipment, which was comprised primarily of manufacturing equipment for the same two products.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

For the nine months ended September 30, 2007, the net cash provided by financing activities was $39,939 and consisted of our receipt of $369,939 from the exercise of warrants and $20,000 from the exercise of stock options.  These increases were offset by a payment of $350,000 related to an asset purchase in 2005.

The agreement regarding our proposed acquisition of BioMed included a provision that provided either ULURU or BioMed the right to provide written notice of termination in the event that the merger was not consummated on or before August 31, 2008.  The agreement also stipulates that the consummation of the BioMed acquisition is contingent upon the prior completion of an equity or debt financing, on terms satisfactory to ULURU in its sole discretion, pursuant to which ULURU must receive gross proceeds of at least $7,000,000.  To date, neither ULURU nor BioMed has provided any written notice to terminate the agreement and both parties continue in their discussions to consummate the acquisition.  Moreover, ULURU may continue to pursue the requisite financing, and accordingly finance our acquisition of BioMed, through privately generated funds supported by revolving and term debt.  We could elect to use existing cash as a financing source for the acquisition as well.  In the event we are unable to adequately finance our acquisition of BioMed, such acquisition may not occur.

Liquidity

As discussed above, we had cash and cash equivalents totaling $9,532,621as of September 30, 2008, which we believe is sufficient to fund our operations for the foreseeable future.  As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, including BioMed, or other events affecting our operations will not result in the earlier depletion of our funds. We continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business and explore alternative financing sources for these activities, including the possibility of loans from banks and public and/or private offerings of debt and equity securities. In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off balance sheet arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations for the foreseeable future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, including the currently proposed acquisition of BioMed and the financing of such acquisition, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2007 Annual Report on Form 10-KSB, particularly under “Risk Associated with our Business”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  At September 30, 2008 and December 31, 2007 our cash and cash equivalents totaled $9,532,621 and $13,979,828, respectively.  However, because deposits are maintained at high quality financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2008 and at December 31, 2007.  As of September 30, 2008, three customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2007.  We believe that these customer accounts are fully collectible as of September 30, 2008.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-KSB filed on March 28, 2008, except as follows:

We may not complete the proposed acquisition of BioMed due to certain closing conditions not being satisfied.

The consummation of the proposed acquisition of BioMed by ULURU is subject to the satisfaction of certain closing conditions, including the condition that ULURU will have completed an equity or debt financing, on terms satisfactory to ULURU in its sole discretion, pursuant to which ULURU will have received gross proceeds of not less than $7,000,000.  We cannot assure that such financing will occur or that any of the other closing conditions set forth in the agreement governing the proposed acquisition of BioMed will be satisfied.  If any of such conditions is not satisfied, the currently proposed acquisition of BioMed may not occur.  The agreement provides that either party may provide written notice of termination of the agreement in the event that the merger was not consummated on or before August 31, 2008.

Although we expect that the proposed acquisition of BioMed will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of the proposed acquisition of BioMed will depend, in part, on our ability to integrate the business of BioMed with the business of ULURU. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by ULURU and BioMed. The difficulties of combining the operations of the companies include, among others:

▪	unanticipated issues in integrating information, communications and other systems;

▪	retaining key employees;

▪	consolidating corporate and administrative infrastructures;

▪	the diversion of management’s attention from ongoing business concerns; and

▪	coordinating geographically separate organizations.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2008, we issued an aggregate of 3,042,600 shares of common stock upon the exercise, at a per share price of $0.01, on a cashless basis, of two warrants held by Prenox, LLC to purchase 3,066,667 shares of common stock.  All of such shares of common stock were issued pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

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

ULURU Inc.

Date: November 7, 2008	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)