Form 10-K
period 2008-12-31
ULURU INC.
filed 2009-03-30
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission File Number 000-49670

ULURU Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-2118656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4452 Beltway Dr.
Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (214) 905-5145

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange Alternext US
-----------------------------

Securities registered under Section 12(g) of the Exchange Act:

None
-----------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $7,430,274 based on the closing price of the registrant’s common stock as reported on the American Stock Exchange (now known as the New York Stock Exchange Alternext US) on such date.

As of March 16, 2009, the outstanding shares of registrant’s Common Stock were 65,582,532.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations for the foreseeable future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this 2008 Annual Report on Form 10-K, particularly under “Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Organizational History

ULURU Inc. (hereinafter “we”, “our”, “us”, or the “Company”), was incorporated on September 17, 1987 under the laws of the State of Nevada, originally under the name Casinos of the World, Inc.  From April 1993 to January 2002, the Company changed its name on four separate occasions, with Oxford Ventures, Inc. being the Company’s name on January 30, 2002.

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

As a result of the merger, we acquired all of the issued and outstanding shares of ULURU Delaware under a stock exchange transaction, and ULURU Delaware became a wholly-owned subsidiary of the Company, its legal parent. However, for financial accounting and reporting purposes, ULURU Delaware is treated as the acquirer and is consolidated with its legal parent, similar to the accounting treatment given in a recapitalization. For accounting presentation purposes only, our net assets are treated as being acquired by ULURU Delaware at fair value as of the date of the stock exchange transaction, and the financial reporting thereafter has not been, and will not be, that of a development stage enterprise, since ULURU Delaware had substantial earned revenues from planned operations.  Both companies have a December 31 fiscal year end.

On March 29, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada.  This Certificate of Amendment authorized a 400:1 reverse stock split  so that in exchange for every 400 outstanding shares of common stock that each shareholder had at the close of business on March 29, 2006, the shareholder would receive one share of common stock.  As a result of this reverse stock split, our issued and outstanding common stock was reduced from 340,396,081 pre-split shares of common stock to 851,094 post-split shares which include additional shares for fractional interests.  The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

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

Company Mission and Strategy

We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented NanoflexTM and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and payers.

Our strategy is threefold:

▪
Establish the foundation for a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the NanoflexTM technology to treat the various phases of wound healing;

▪	Develop our oral-transmucosal technology (OraDiscTM) and generate revenues through multiple licensing agreements; and
▪	Develop our NanoflexTM technology for the medical aesthetics market and enter into one or more strategic partnerships to bring these products to market.

Core Technology Platforms

Our two core drug delivery technologies were originally purchased from Access Pharmaceuticals, Inc. in October 2005.  The acquisition provided for the assumption of all assets of the topical drug delivery business including inventories, capital equipment and intellectual property specifically identified with the purchased technologies.

NanoflexTM Technology

NanoflexTM technology provides unique materials with a broad range of properties and potential applications. While a conventional bulk hydrogel is an "infinite" network of loosely cross-linked hydrophilic polymers that swells when placed in polar solvents, we have discovered that a variety of unique biomaterials can be formed through the aggregation of hydrogel-like nanoparticles. This concept takes advantage of the inherent biocompatibility of hydrogels while overcoming problems with local stress and strain, which cause bulk hydrogels to shear. Unlike bulk hydrogels, these particle aggregates are shape retentive, can be extruded or molded, and offer properties suitable for use in a variety of in-vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in our NanoflexTM technology have been extensively researched by the academic and scientific community and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

Our NanoflexTM technology system has at its core a system of hydrogel-like nanoparticles composed of a polymer used in manufacturing contact lenses and other FDA-approved implants.  These nanoparticles aggregate immediately and irreversibly upon contact with physiological fluid, such as wound exudate or blood, forming a flexible, nonresorbable material termed an aggregate.

Utilizing our proprietary Nanoflex™ technology, we have developed three separate development platforms from the system:

▪	NanoflexTM Powder
▪	NanoflexTM Gel
▪	NanoflexTM Injectable Liquid

Each of the systems is composed of nanoparticles which are stabilized to prevent aggregation prior to application to a physiological environment.  We can control the particle size and chemical composition to affect the rate of aggregation, the final material properties such as fluid content and strength of the resulting aggregate, and if desired, the drug delivery profile for actives trapped in the aggregate.

NanoflexTM Powder

Our NanoflexTM Powder is composed of hydrogel particle flakes that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate, forming a flexible, nonresorbable film.  The film can be used to cover and protect a wound surface and can also be applied to provide specific drug delivery profiles to a wound or skin surface.

The powder is applied as a dry material and immediately hydrates and forms a uniform, intact film with adhesion to the moist wound.  In addition, we have formulated the powder with active pharmaceutical ingredients to provide specific release profiles to wound surfaces.  A major advantage of our nanoparticle aggregate technology is the ability to incorporate active drugs, and provide controlled release.  Drug molecules can be trapped within interstitial spaces between particles during aggregate formation. The spaces between particles, or nanopores in the lattice, can be tailored by varying the particle size which controls the diffusion rate.  Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released.  By choosing specific particle sizes and compositions and formulating these with a given active, the drug delivery profile can be tailored for a specific application.

We have developed and are developing a range of products utilizing our NanoflexTM powder in wound care:

▪	Powder dressings for the coverage and protection of acute and chronic wounds without an active ingredient;
▪	Silver containing dressings with antimicrobial properties; and
▪	Collagen containing dressings for management of chronic wounds.

Many other actives can be combined with the base technology, which could lead to significant improvements versus the present standard of care, such as:

▪	Hemostatic agent containing dressings for acute trauma with blood loss;
▪	Antibiotic containing dressings for treatment of infection; and
▪	Growth factor containing dressings for management of slow healing chronic wounds.

NanoflexTM Gel

Our NanoflexTM technology is composed of hydrated nanoparticles that are concentrated into a viscoelastic gel.  The gel fills the shape of a container or envelope and the physical properties such as firmness or elasticity can be varied by changing the particle composition and concentrations.  If the gel is exposed to physiological fluid such as in a body cavity, the particles will aggregate immediately and irreversibly forming a flexible, nonresorbable aggregate.  This technology is currently under development as an advanced breast implant filler material inside of an elastomeric shell.  The application of the gel technology allows tuned aesthetic properties specific for patient needs, however the ability to form a bulk aggregate in the event of a shell rupture provides a safer alternative to certain other commercial gel filler materials, including silicone.

NanoflexTM Injectable Liquid

Our family of dermal fillers and facial sculpting products has three major components that form the injectable materials:

▪	Hyaluronic acid
▪	NanoflexTM particles
▪	Water

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue.  In dermal and sub-dermal tissue, hyaluronic acid binds with water and provides volume and elasticity.  As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to twelve month period requiring repeat injections.  Our dermal filler and sub-dermal filler can be composed of between 1 and 3% hyaluronic acid with several choices of molecular weight.  Materials for facial sculpting containing a lower component of hyaluronic acid result in a higher degree of permanence.

A suspension of hydrogel nanoparticles containing a small percentage of hyaluronic acid, when injected into tissue, immediately and irreversibly aggregates. With time, the hyaluronic acid portion of the aggregate resorbs, leaving behind a porous, NanoflexTM framework which provides the basis for cellular infiltration and acts as the anchor for collagen attachment.  The resulting non-migrating porous scaffold is projected to have a longevity time significantly greater than currently available commercial products.

This injectable system has been studied extensively for safety and for applications as a dermal filler and is under development to provide a family of soft tissue filler materials with different degrees of permanency.

Mucoadhesive OraDiscTM Technology

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, we developed a novel erodible mucoadhesive film product. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing a wide range of potential applications. The disc stays in place eroding over a period of time, so that subsequent removal is unnecessary. The drug delivery rate is pre-determined by the rate of erosion of the disc, which is in turn controlled by the composition of the backing layer.

Our adhesive film technology has multiple applications, including the localized delivery of drug to a mucosal site, use as a transmucosal delivery device for delivering drugs into the systemic circulation, and incorporating the drug in the outer layer for delivery into the oral cavity. The adhesive film will adhere to any wet mucosal surface, including the vagina, where this technology represents an opportunity to improve the delivery of drugs for female healthcare applications. Additionally, the adhesive film has been formulated to adhere to the surface of teeth and gums for the delivery of dental health and cosmetic dental actives.

OraDisc™ was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in our Aphthasol® paste. We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, tooth whitening and other dental applications.

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

AltrazealTM

AltrazealTM Transforming Powder Dressing, based on our NanoflexTM technology, has the potential to change the way health care providers approach their treatment of wounds. Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, acute and chronic wounds. The powder fills and seals the wound to provide an optimal moist healing environment. The exudate is controlled through the high moisture vapor transpiration rate (MVTR) that we believe creates a low pressure environment which is believed to stimulate wound healing. Other characteristics promoting the healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, AltrazealTM typically does not require a secondary dressing and reduces the need for frequent dressing changes, which offers a significant pharmaco-economic benefit.

In 2008 AltrazealTM was successfully scaled up through our network of strategic contract manufacturers. We established a commercial organization including Sales and Marketing management and 10 Product Specialists. The regulatory status of AltrazealTM is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.  The product launch was in June 2008.

During the initial six months of marketing, we gained clinical experience with over 3,000 patients using Altrazeal™ for the treatment of various types of wounds.  Two posters were presented and published at the annual Clinical Symposium for Advancements in Skin & Wound Care (CSASWC).

A strategy for optimal reimbursement and publication of the mounting clinical evidence  has been implemented to support our commercial activities.  The commercial activities will be expanded by the launch of new products such as AltrazealTM Silver (filed with US FDA in October 2008) and obtaining a CE mark in Europe (filed in December 2008).

We expect to form strategic alliances for product development and to out license the commercial rights to development partners for a number of our product development candidates. By forming strategic alliances with large medical device and or pharmaceutical companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

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

The exclusive United States rights for the sale and marketing of amlexanox 5% paste for the treatment of canker sores is licensed to Discus Dental Inc., a specialty dental company.

The exclusive United Kingdom and Ireland rights for the sale and marketing of amlexanox 5% paste were initially licensed to ProStrakan. Under the terms of this license, ProStrakan was responsible for and assumed all costs associated with the regulatory approval process, including product registration, for amlexanox in the United Kingdom and the European Union.

In November 2008, Meda AB expanded their territorial rights to include the United Kingdom, Ireland, France, Germany, Italy, Belgium, Netherland, Turkey, which were in addition to their existing territories of Scandinavia, the Baltic States, and Iceland. In addition to our license agreement with Meda AB, licensing agreements have been executed with Laboratories Esteve for Spain, Portugal and Greece; Pharmascience Inc. for Canada; EpiTan, Ltd. for Australia and New Zealand; and Orient Europharma, Co., Ltd for Taiwan, Hong-Kong, Philippines, Thailand and Singapore; and KunWha Pharmaceutical Co., LTD for South Korea. Currently, Contract Pharmaceuticals Ltd. Canada is our contract manufacturer for all markets including the United States.

ProStrakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001under the trade name of Aptheal®. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden in conjunction with Meda AB. We plan to reapply for approvals in countries where registration has not been received including France, Italy and Belgium.

The therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera®, in Canada by Pharmascience Inc., our Canadian partner.

OraDisc™ A

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes that are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, we have developed a novel, cost-effective, adhesive film product that is bioerodible. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, an optional pre-formed film layer, and a coated backing layer.

OraDisc™ A was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol® paste. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.  OraDisc™ A was approved by the FDA in September 2004.

This successful development was an important technology milestone which supports the development of our OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted. Additionally, safety in patients as young as 12 years of age was demonstrated. Patients in a 700 patient clinical study and 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, ability of the disc to remain in place and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

In order to expedite the commercialization of OraDisc™ A we reacquired the rights in 2008 and are aggressively pursuing another strategic partner. In the meantime, Discus Dental is continuing to market Aphthasol® in the United States.

In November 2008, we executed an expanded European Agreement with Meda AB, Sweden for OraDisc A and Aphthasol (5% amlexanox) paste for distribution into most major European markets. Meda AB paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.

In June 2008, we executed a Licensing and Supply Agreement with KunWha Pharmaceutical Co., Ltd, for OraDisc A and Aphthasol (5% amlexanox) paste in South Korea. KunWha Pharmaceutical Co., Ltd paid us an upfront licensing fee and further milestone payments are to be made on regulatory approval and achievement of certain commercial milestones.

OraDiscTM B

A second mucoadhesive disc product has also been successfully developed for the treatment and management of oral pain. This product contains 15 milligrams of benzocaine which is the maximum allowable strength that falls under the classification of an OTC monograph drug. This classification allows for an easier regulatory pathway to market. The product has been optimized and is ready for commercial scale-up.

In March 2007, we executed a Licensing and Supply Agreement for OraDisc B with Meldex International, for the territories of Europe and the Middle East. We received an upfront licensing fee and will receive additional payments based on regulatory approval and commercial milestones.

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

ProStrakan sub-licensed to Crawford Healthcare Limited the marketing of zinc clindamycin in the United Kingdom which is sold under the trade name Zindaclin®.  Subsequently, in December 2006, ProStrakan signed a Licensing Agreement to extend Crawford Healthcare Limited’s territory to include all EU countries except Spain and Italy, the United States, and the CEE countries.  Crawford Healthcare Limited was subsequently acquired by York Pharma PLC, UK. The process to achieve marketing authorization for Zindaclin® throughout Europe has now been completed, with approvals granted in most European Union countries including the new member states and several non-European Union countries.  In Spain and Italy, Zindaclin® is licensed to Cantabria SA.  Additional licenses and/or distribution agreements have been signed in other countries with other companies.

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

One U.S. and two European patents have been issued and one European patent is pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patents and patent application cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic agents. The patents and patent application also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

We have one U.S. patent and have filed two U.S. and two European patent applications for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product.  Our patent applications cover the delivery of drugs through or into any mucosal surface and onto the surface of teeth. The patent and patent applications cover our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the adhesive film.

With regards to our NanoflexTM technology, one U.S. patent has issued and three additional U.S. and four PCT patent applications have been filed. The patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, breast implants, artificial discs and tissue scaffold.  In December 2006 we acquired from Access Pharmaceuticals Inc. all patent rights and all intellectual properties associated with the NanoflexTM technology.  We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding dermal or facial fillers.

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

Government Regulation

We are subject to extensive regulation by the federal government, principally by the United States Food and Drug Administration (“FDA”), and, to a lesser extent, by other federal and state agencies as well as comparable agencies in foreign countries where registration of products will be pursued. Although a number of our formulations incorporate extensively tested drug substances, because the resulting formulations make claims of enhanced efficacy and/or improved side effect profiles, they are expected to be classified as new drugs by the FDA.

The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statues and regulations govern the testing, manufacturing, safety, labeling, storage, shipping, and record keeping of our products. The FDA has the authority to approve or not approve new drug applications and/or new medical devices and inspect research, clinical and manufacturing records and facilities.

In Europe, the filing of a Technical File Dossier to a Notified Body allows the medical device to receive a CE mark which allows commercialization of the product in the European Union.

Among the requirements for drug and medical device approval and testing is that the prospective manufacturer’s facilities and methods conform to the Code of Good Manufacturing Practices (“cGMP”) regulations, which establish the manufacturing and quality requirements, and the facilities or controls to be used during, the production process. Such facilities and manufacturing process are subject to ongoing FDA inspection to insure compliance.

The steps required before a pharmaceutical product or medical device product may be produced and marketed in the U.S. can include preclinical tests, the filing of an Investigational New Drug application ("IND") or an Investigational Device Exemption (“IDE”) with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence.  Numerous phases of clinical testing and the FDA approval of a New Drug Application (“NDA”), a Product Marketing Authorization (“PMA”), or a 510(k) application (“510(k)”) is also typically required prior to commercial sale.

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND and IDE application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process.  In the case of a pharmaceutical product, Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II and it is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA, PMA, or 510(k) for approval to commence commercial sales.

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

Competition

The medical device and pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as ConvaTec Inc., Systagenix Wound Management, Smith & Nephew - are large, well established medical device, pharmaceutical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management, burn care, breast implants, and dermal fillers, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical, advantages.

Wound care products developed from our Nanoflex™ technology, including Altrazeal™, will compete with numerous well established products including Aquacel® marketed by ConvaTec Inc., Silvercel and Promongran marketed by Systagenix Wound Management, Acticoat and Allevyn marketed by Smith and Nephew, and Mepitel and Mepliex marketing by Molnlycke Health Care.  There are numerous well established companies that compete in the advanced wound care market including ConvaTec Inc., Systagenix Wound Management, Smith & Nephew, Molnlycke Health Care, 3M,and Healthpoint, Ltd.

Our product, Aphthasol®, is the only product clinically proven to accelerate the healing of canker sores.  There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations that incorporate a local anesthetic used for the treatment of this condition.

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

Employees

As of December 31, 2008, we had 30 full-time employees, including 13 in sales and marketing, 10 in research and development of which five have advanced scientific degrees, 5 in general and administration and 2 in manufacturing, quality, and service.  In addition, we use three contract consultants for business development, clinical administration, and regulatory administration.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Executive Officers and Key Employees

The following table sets forth the executive officers and key employees of the Company, as of the date hereof, along with their respective ages and positions.  Each of the officers listed below has been appointed to hold the office listed opposite his respective name until the earlier to occur of the death or resignation of such officer or until a successor has been duly appointed by the board of directors of the Company.

Name	Age	Position
Renaat Van den Hooff	50	Chief Executive Officer, President
Terrance K. Wallberg	54	Vice President, Chief Financial Officer, Secretary, Treasurer
Daniel G. Moro	62	Vice President Polymer Drug Delivery
John V. St. John, Ph.D.	37	Vice President Research and Development
W. Eric Bowditch	62	Vice President Business Development.

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

W. Eric Bowditch is a senior international pharmaceutical executive with over 30 years experience in global business development, licensing, marketing and strategic planning. He serves as President, IntaPro LLC, a company focused on corporate business development, licensing and partnering. Prior to this he was President & CEO, Strakan Life Sciences, Inc. between 1998 and 2002. Between 1996 and 1998, he was Vice President Business Development, Access Pharmaceuticals, Inc. From 1992 to 1996, he was Head of Worldwide Business Development, Ohmeda Pharmaceuticals before the acquisition by Baxter International. From 1984-1991, he was Worldwide Director, Business Development & Strategic Marketing, Rhone-Poulenc Rorer. W. Eric Bowditch has an MBA from the University of London, a Postgraduate Diploma in Marketing and a Postgraduate Diploma in Management Studies.

ITEM 1A.                      RISK FACTORS

You should carefully consider the following risk factors before you decide to invest in our Company and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Operations

We do not have significant operating revenue and we may never attain profitability.

Our ability to achieve significant revenue or profitability depends upon our ability to successfully complete the development of product candidates, to develop and obtain patent protection and regulatory approvals for our product candidates and to manufacture and commercialize the resulting products.  We may not generate significant revenues or profits from the sale of these products in the future.  Furthermore, we may not be able to ever successfully identify, develop, commercialize, patent, manufacture, obtain required regulatory approvals and market any additional products.  Moreover, even if we do identify, develop, commercialize, patent, manufacture, and obtain required regulatory approvals to market additional products, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all.  Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise. In the next few years, our revenues may be limited to minimal product sales and royalties, amounts that we receive under strategic partnerships and research or product development collaborations that we may establish and, as a result, we may be unable to achieve or maintain profitability in the future or to achieve significant revenues to fund our operations.

Declining general economic or business conditions may have a negative impact on our business.

Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global economic slowdown. If the economic climate in the U.S. does not improve or continues to deteriorate, our business, including our patient population, our suppliers and our third-party payers, could be negatively affected, resulting in a negative impact on our business.

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

Although we expect that any future acquisitions we may complete will result in benefits to the combined company, we may not realize such benefits because of integration and other challenges.

We may pursue strategic acquisitions as part of our efforts to grow our business.  Although we expect that the consummation of any such acquisitions will result in benefits to the combined company, we may not realize such benefits because of integration and other challenges.  Any such acquisition could also be expensive and could require us to use our limited cash resources.

Our ability to realize the anticipated benefits of any acquisition will depend, in part, on the ability of the Company to integrate the business of the acquired company with our business. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by the parties. The difficulties of combining the operations of the companies include, among others:

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

Our primary focus is on our research and development activities and the commercialization of products covered by proprietary biopharmaceutical patents and applications.  Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives.  Actual research and development costs, therefore, could exceed budgeted amounts and estimated time frames may require extension.  Cost overruns, unanticipated regulatory delays or demands, unexpected adverse side effects or insufficient therapeutic efficacy will prevent or substantially slow our research and development effort and our business could ultimately suffer.

We may not successfully commercialize our product candidates.

Our product candidates are subject to the risks of failure inherent in the development of pharmaceuticals based on new technologies and our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues.  We may be unable to successfully commercialize our product candidates because:

▪	some or all of our product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
▪	our product candidates, if safe and effective, may be too difficult to develop into commercially viable products;
▪	it may be difficult to manufacture or market our product candidates in a large scale;
▪	proprietary rights of third parties may preclude us from marketing our product candidates; and
▪	third parties may market superior or equivalent products.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal™.

We are marketing and selling Altrazeal™ ourselves in the United States but have only limited experience thus far with marketing, sales or distribution of wound care products. We have hired sales representatives for the commercialization of Altrazeal™ in the United States. If we are unable to establish the capabilities to sell, market and distribute Altrazeal™, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal™. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need in the United States to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Altrazeal™. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of Altrazeal™. We cannot guarantee that we will be successful in commercializing Altrazeal™.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties.  Specifically, we may need to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products.  Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.  For our commercialized products, we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Amlexanox 5% paste and OraDisc™ A
Discus Dental Inc.	▪	United States;
Meda AB	▪
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Turkey, Russia, and the Commonwealth of Independent States;

EpiTan Pharmaceuticals	▪	Australia and New Zealand;
Kunwha Pharmaceutical	▪	South Korea;
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra;
Orient Europharma, Co., Ltd.	▪	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore;
Pharmascience Inc.	▪	Canada.

OraDisc™ B
Meldex International PLC	▪	Europe, CEE and CIS countries, and the Middle East.

Zindaclin® and Residerm®
ProStrakan Ltd.	▪	worldwide manufacturing, marketing and regulatory approval rights;
York Pharma	▪	sublicensed United Kingdom, Ireland, continental Europe, and CEE countries marketing rights;
Cantabria	▪	sublicensed Italy and Spain marketing rights;
EpiTan, Ltd.	▪	sublicensed Australia and New Zealand marketing rights;
Hyundai	▪	sublicensed Korea marketing rights;
Taro	▪	sublicensed Israel marketing rights;
Biosintetica	▪	sublicensed Brazil marketing rights;
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

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale, and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. We generally procure product liability insurance for product candidates that are undergoing human clinical trials. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in sufficient amount in the future, if at all.

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

Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol® product. OTC products including Orajel (Church and Dwight) and Anbesol (Wyeth Consumer Healthcare) also compete in the aphthous ulcer market.

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Kinetic Concepts, Inc., Convatec, Systagenics, Smith and Nephew, 3M, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

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

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and may obtain FDA and other regulatory approvals for product candidates more rapidly than we do.  Companies that complete clinical trials obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage.  Products resulting from our research and development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

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

We are highly dependent upon the efforts of our senior management and scientific team.  The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives.  While we have employment agreements with our senior management, their employment may be terminated at any time.  We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of or business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  In view of the stage of our development and our research and development programs, we have restricted our hiring to a small sales team, research scientists and a small administrative staff and we have made only limited investments in manufacturing, production or regulatory compliance resources.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

Our future financial results could be adversely impacted by asset impairments or other charges.
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. In addition, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

We evaluate intangible assets determined to have indefinite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sales or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time.

We evaluate the estimated lives of all intangible assets on an annual basis, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on reported financial results for the period in which the charge is taken.

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

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Risks Related to Development, Clinical Testing and Regulatory Approval

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new products that we may develop.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our products and product candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our product candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products are as follows:

▪	Altrazeal™ is a product approved for sale in the US;

▪	Other Altrazeal™ products are currently in clinical and development phases;

▪	Nanoparticle aggregate product candidates are in the preclinical and clinical phase;

▪	5% amlexanox paste is a product approved for sale in the US (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2009;

▪	Our other OraDisc™ products are currently in the development phase; and

▪	Zindaclin® is a product approved for sale in the UK and extensively throughout European Union countries.

Due to the time consuming and uncertain nature of the drug and device candidate development process and the governmental approval process described above, we cannot assure you when we, independently or with our collaborative partners, might submit a New Drug Application (“NDA”), or a 510(k), for FDA or other regulatory review.

Government regulation also affects the manufacturing and marketing of pharmaceutical and medical device products. Government regulations may delay marketing of our potential drugs or potential medical devices for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug or device candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug or device candidate is granted, such approval may impose limitations on the indicated use for which such drug or device may be marketed. Even if we obtain initial regulatory approvals for our drug or device candidates, our drugs or devices and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, or device, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug or device, including withdrawal of the drug or device from the market. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.

Before we can obtain regulatory approvals for the commercial sale of our potential products, the product candidates may be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the product for commercial use. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a product candidate under development could delay or prevent regulatory approval of the product candidate. A delay or failure to receive regulatory approval for any of our product candidates could prevent us from successfully commercializing such candidates and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

Risks Related to Our Intellectual Property

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing and there is no consistent policy regarding the breadth of claims allowed in biotechnology patents.  The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.  As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and European patents and European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

Our patents for the following technologies expire in the years and during the date ranges indicated below:

▪	Zindaclin® and Residerm® between 2009 and 2020
▪	5% amlexanox paste in 2011
▪	Ora Disc™ in 2021
▪	Hydrogel Nanoparticle Aggregate in 2022

In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our product candidates.  If our product candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such product candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others.  We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all.  If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial.

Risks Related to Our Common Stock

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

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our charter allows us to issue up to 200,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 20,000 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

Substantial sales of our common stock could lower our stock price.

The market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares of common stock or shares that we may issue or be obligated to issue in the future.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.  Accordingly, you will have to rely on appreciation in the price of our common stock, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      DESCRIPTION OF PROPERTY

As of December 31, 2008, we did not own any real property.  We entered into a lease on April 1, 2006 for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The minimum monthly lease obligation of $9,398, which is inclusive of monthly operating expenses, continues for fifty-two months as of December 31, 2008.

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

No matter was submitted to a vote of our shareholders during the fourth quarter of 2008.

Part II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the NYSE Alternext US exchange (formerly the American Stock Exchange) under the symbol “ULU” on July 26, 2007. From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the NYSE Alternext US exchange (formerly the American Stock Exchange) from July 26, 2007 through December 31, 2008 and the high and low per share closing prices of our common stock as reported on the OTC Bulletin Board from January 1, 2007 through July 25, 2007:

Year Ended December 31, 2008	High	Low
First Quarter	$2.88	$2.19
Second Quarter	$2.25	$0.81
Third Quarter	$1.95	$0.95
Fourth Quarter	$1.10	$0.26

Year Ended December 31, 2007
First Quarter	$5.25	$3.00
Second Quarter	$5.05	$4.00
Third Quarter	$4.90	$4.22
Fourth Quarter	$4.65	$2.65

Record Holders

As at March 16, 2009, there are approximately 116 shareholders of record holding our common stock.  On March 16, 2009, the closing price of our common stock was $0.16 and there were 65,582,532 shares of our common stock issued and outstanding.

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

As of December 31, 2008, we had granted (i) options to purchase 4,135,000 shares of Common Stock, of which 3,706,000 were outstanding at a weighted average exercise price of $2.37 per share, and (ii) 154,918 shares of restricted stock.  As of December 31, 2008, there were 2,139,082 shares that remain available for future grant under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Stock Option Plan	3,706,000	$2.37	2,139,082

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	3,706,000	$2.37	2,139,082

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and other information in this Form 10-K contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock.

The following contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to penetration rates, the uncertainties associated with research and development activities, clinical trials, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.  Utilizing our technologies, four of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our Mucoadhesive Film and Nanoparticle Aggregate technologies.  Altrazeal™, the first product developed from our Nanoparticle Aggregate technology, was launched in the United States in June 2008.

Recent Developments

On March 9, 2009, Kerry P. Gray resigned as President and Chief Executive Officer of the Company.  Renaat Van den Hooff, the Company’s Executive Vice President Operations, was appointed to serve as President and Chief Executive Officer.

In connection with Mr. Gray’s departure, the Company and Mr. Gray entered into a Separation Agreement (the “Agreement”), dated March 9, 2009.  Pursuant to the Agreement, the Company will provide certain benefits to Mr. Gray, including: (i) $400,000 during the initial 12 months; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited stock options with respect to 300,000 shares of common stock previously held by him; and (iv) for a period of twenty-four (24) months the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions. The Agreement also provides that Mr. Gray will continue as a director of the Company.

On January 5, 2009, the Company received a notice of termination from Bio Med Sciences, Inc., of that certain Agreement and Plan Merger, dated as of July 9, 2008, among the Company, BioMed Sciences, Inc., Cardinia Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and the members of a certain Holders Representative Committee referenced therein.

On November 17, 2008, the Company executed a License Agreement with Meda AB (“MEDA”) to market Amlexanox 5% paste and OraDisc™ A throughout the European Union, Eastern Europe and the Commonwealth of Independent States excluding Spain, Portugal and Greece.  Amlexanox 5% paste and OraDisc™ A were both developed for the treatment of canker sores.  Under the terms of the agreement, MEDA made an upfront payment of € 525,000 (approximately $680,000), will make future milestone payments, both event and success related, of a maximum of € 4,775,000 (approximately $6.2 million), and will purchase both products from the Company.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Contract research, product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have, and are expected in the future to also, provide funding for operations.  As of December 31, 2008 our cash and cash equivalents were $7,567,588 which is a decrease of $6,412,240 as compared to our cash and cash equivalents at December 31, 2007 of $13,979,828.  Our working capital (current assets less current liabilities) was $7,068,927 at December 31, 2008 as compared to our working capital at December 31, 2007 of $14,146,157.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2008	2007
Operating activities	$(6,012,026)	$(2,182,993)
Investing activities	(447,714)	(927,650)
Financing activities	47,500	172,464
Net (Decrease) in cash and cash equivalents	$(6,412,240)	$(2,938,179)

Operating Activities

For the year ended December 31, 2008, net cash used in operating activities was $6,012,026.  The principal component of net cash used for the year ended December 31, 2008 stems from our net loss of approximately $9,783,000.  This net loss for the year ended December 31, 2008 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $2,245,000.

Additional uses of our net cash related to an increase of approximately $761,000 in inventory of Altrazeal™ related products, an increase of $68,000 for renewal fees with the Food & Drug Administration, and a decrease of $90,000 in our royalty advance for Aphthasol® as a result of earned royalties from domestic sales by our Aphthasol® licensee.  These uses of net cash were partially offset by a decrease of $641,000 in accounts receivable due to customer collections, an increase of $652,000 in accounts payable due to costs for product manufacturing, an increase in accrued liabilities of $224,000 due to timing, and an increase in deferred revenues of $928,000 from the receipt of licensing payments associated with our OraDisc™ technologies.

For the year ended December 31, 2007, net cash used in operating activities was $2,182,993.  The principal use of net cash for the year ended December 31, 2007 was our net loss of approximately $4,153,000, which included $1,734,000 of non-cash charges.  Additional cash uses resulted from an increase in inventory in the amount of $319,000, an increase in accounts receivable of $163,000, an increase in prepaid expense of $135,000, a decrease in accrued liabilities of $115,000, and a decrease of $99,000 in our royalty advance for Aphthasol®.  These cash uses were partially offset by an increase of $517,000 in accounts payable due to timing, and an increase of $550,000 in deferred revenues associated with the receipt of a licensing payment related to the signing of a licensing agreement for OraDisc™B.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2008 was $447,714 and consisted primarily of manufacturing equipment purchases for our Altrazeal™ and OraDisc™ products.

For the year ended December 31, 2007, we purchased $927,650 of equipment, which was comprised primarily of manufacturing equipment for the same two products.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

For the year ended December 31, 2007, the net cash provided by financing activities was $172,464 and consisted of our receipt of $502,940 from the exercise of warrants and $20,000 from the exercise of stock options.  These increases were offset by a payment of $350,000 related to an asset purchase obligation from 2005 and $476 for the buy-back of odd-lot shares.

On January 5, 2009, we received a notice of termination from Bio Med Sciences, Inc. (“BioMed”), of that certain Agreement and Plan Merger, dated as of July 9, 2008, among the Company, BioMed, Cardinia Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and the members of a certain Holders Representative Committee referenced therein.

Liquidity

As discussed above, we had cash and cash equivalents totaling $7,567,588 as of December 31, 2008.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we will continue to search both domestically and internationally for opportunities that will enable us to continue expanding our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth in 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements in the near term. We do not expect any material changes in our capital expenditure spending during 2009. However, we cannot be sure that our anticipated revenue growth will be realized or that we will continue to generate significant positive cash flow from operations.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans from banks and public and/or private offerings of debt and equity securities; however we cannot be certain that funding will be available on terms acceptable to us, or at all.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	The ability to successfully commercialize our wound management and burn care products and the market acceptance of these products;
▪	The ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of certain product opportunities;
▪	Continued scientific progress in our development programs;
▪	The costs involved in filing, prosecuting and enforcing patent claims;
▪	Competing technological developments;
▪	The cost of manufacturing and production scale-up; and
▪	Successful regulatory filings.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008, which consists primarily of a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,228 per month, which is inclusive of monthly operating expenses.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$470,628	$110,736	$221,472	$138,420	$	---

Total contractual cash obligations	$470,628	$110,736	$221,472	$138,420	$	---

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

Comparison of the year ended December 31, 2008 and 2007

Total Revenues

Our revenues totaled $733,471 for the year ended December 31, 2008, as compared to revenues of $1,465,744 for the year ended December 31, 2007, and were comprised of licensing fees of approximately $84,000 for two OraDisc™ licensing agreements and $146,000 for Zindaclin®, domestic royalties of approximately $90,000 from the sale of Aphthasol® by our distributor, foreign royalties of approximately $197,000 from the sale of Zindaclin®, sponsored research programs of approximately $33,00, and product sales of approximately $184,000 for Aphthasol® and Altrazeal™.

The year ended December 31, 2008 revenues represent an overall decrease of approximately $732,000 versus the comparative 2007 revenues.  Factors contributing to the decrease were lower Zindaclin licensing fees of $713,000, as 2007 included a one-time payment that did not reoccur, and lower sponsored research fees of $242,000, as 2007 included a one-time research program.  These adverse factors were partially offset by an increase in licensing fees for OraDisc™ technologies of $35,000, and an increase in product sales of $184,000.

Costs and Expenses

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2008 was $140,822 , which included $24,244 of depreciation associated with manufacturing equipment.  We did not sell any finished goods in the year ended December 31, 2007; therefore we had no direct cost of sales

Research and Development

Research and development expenses totaled $3,503,638 for the year ended December 31, 2008, which included $161,779 of share-based compensation, compared to $2,211,698 for the year ended December 31, 2007, which included $135,881 of share-based compensation.  The increase of approximately $1,292,000 in research and development expenses was due primarily to increases in direct research costs of $394,000, clinical testing expenses for our wound care technologies of $206,000, regulatory consulting and expenses of $280,000, and additional scientific personnel costs of approximately $420,000.  The direct research and development expenses for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
Technology	2008	2007
Wound care & nanoparticle	$713,278	$444,907
OraDisc™	456,812	322,588
Aphthasol® & other technologies	41,781	50,142
Total	$1,211,871	$817,637

Selling, General and Administrative

Selling, general and administrative expenses totaled $5,992,097 for the year ended December 31, 2008, which included $862,053 of share-based compensation, compared to $3,045,065 for the year ended December 31, 2007, which included $446,797 in share-based compensation.  The increase of approximately $2,947,000 in selling, general and administrative expenses was due primarily to increased administration salary and benefit expenses of approximately $749,000, which included the recognition of additional share-based compensation of $509,000 and an increase in executive personnel expenses due to hiring of our executive vice president of operations.  Other factors affecting the increase were costs of approximately $2,309,000 for the ramp-up of our sales and marketing efforts.  We also incurred increases in our insurance costs of $48,000, additional travel expenses of $33,000, due diligence costs of $40,000 for financing borrowing activities, and operating/occupancy expenses of $50,000.

Each of these adverse factors were partially offset by a decrease of $70,000 in expenses associated with accounting and auditing services, decreased shareholder costs of $93,000, and a decrease in expense of $144,000 for Director compensation.

Amortization

Amortization expense totaled $1,082,571 for the year ended December 31, 2008 as compared to $1,078,351 for the year ended December 31, 2007.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the year ended December 31, 2008.

Depreciation

Depreciation expense totaled $114,048 for the year ended December 31, 2008 as compared to $72,942 for the year ended December 31, 2007.  The increase of approximately $41,000 is attributable to our purchase of additional equipment, primarily manufacturing items for Altrazeal™ and OraDisc™, during 2008.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $317,070 for the year ended December 31, 2008, as compared to $791,687 for the year ended December 31, 2007.  The decrease of approximately $475,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2008.

Interest Expense

There was no interest expense for the year ended December 31, 2008 as compared to the expense of $2,006 for the year ended December 31, 2007.  The interest expense for the year ended December 31, 2007 consisted of financing costs for our insurance policies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations set forth herein are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and which require complex management judgment.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved.

We also generate revenue from license agreements and research collaborations and recognize this revenue when earned. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, for deliverables which contain multiple deliverables, we separate the deliverables into separate accounting units if they meet the following criteria: i) the delivered items have a stand-alone value to the customer; ii) the fair value of any undelivered items can be reliably determined; and iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin 104, Revenue Recognition.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2008, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses.  This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period.  If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.  The majority of our service providers invoice us monthly in arrears for services performed.  In the event that we do not identify costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates.  The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon facts and circumstances known to us in accordance with GAAP.

Share based Compensation – Employee Share based Awards

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant.  Under the fair value recognition provisions of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, share based compensation cost is based on the value of the portion of share based awards that is ultimately expected to vest during the period. Share based compensation expense includes amounts related to the share based awards granted, based on the fair value on the grant date, estimated in accordance with the provisions of SFAS 123R.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for share based awards.  The Black-Scholes model requires the use of assumptions which determine the fair value of the share based awards.  Determining the fair value of share based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. In accordance with SFAS 123R, we are required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.  Judgment is required in estimating the amount of share based awards that are expected to be forfeited.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.  Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R.  There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future.  Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of employee share-based awards is determined in accordance with SFAS 123R using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share based Compensation – Non-Employee Share based Awards

We occasionally grant stock option awards to our consultants and directors.  Such grants are accounted for pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and, accordingly, we recognize compensation expense equal to the fair value of such awards and amortize such expense over the performance period.  We estimate the fair value of each award using the Black-Scholes model.  The unvested equity instruments are revalued on each subsequent reporting date until performance is complete, with an adjustment recognized for any changes in their fair value.  We amortize expense related to non-employee stock options in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made.  On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

We state our inventory at the lower of cost (first-in, first-out method) or market.  The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration.  Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Asset Valuations and Review for Potential Impairment

We review our fixed assets and intangible assets at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets.  If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset.  The determination of fair value includes numerous uncertainties, such as the impact of competition on future value.  We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2008, we utilized Bank of America and Bank of America Investments Services, Inc. as our banking institutions.  At December 31, 2008 and December 31, 2007 our cash and cash equivalents totaled $7,567,588 and $13,979,828, respectively.  However, because our deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2008 and at December 31, 2007.  As of December 31, 2008, two customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2007.  We believe that these customer accounts are fully collectible as of December 31, 2008.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008 our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                      OTHER INFORMATION

None.

Part III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the Directors and Named Executive Officers of the Company along with their respective ages and positions.  Each of the following directors has been elected to hold office until the next annual meeting of the stockholders of the Company.

Name	Age	Position
William W. Crouse (3)	66	Chairman, Director
Jeffrey B. Davis (1)(2)	46	Director
Kerry P. Gray	56	Director
W. Anthony Vernon(1)(2)(3)	53	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Governance Committee

William W. Crouse

Mr. Crouse has served as one of our directors since March 2006 and is a General Partner of HealthCare Ventures LLC, one of the world's largest biotech venture capital firms. Mr. Crouse was formerly Worldwide President of Ortho Diagnostic Systems and Vice President of Johnson & Johnson International. He also served as Division Director of DuPont Pharmaceuticals and as President of Revlon Health Care Group's companies in Latin America, Canada and Asia/Pacific. Currently, Mr. Crouse serves as a Director of The Medicines Company and several private biotechnology companies. Mr. Crouse formerly served as a Director of Imclone Systems, BioTransplant, Inc., Dendreon Corporation, OraSure Technologies, Inc., Human Genome Sciences, Raritan Bancorp, Inc., Allelix Biopharmaceuticals, Inc. and several private biotechnology companies. Mr. Crouse currently serves as Trustee of Lehigh University and as Trustee of the New York Blood Center. Mr. Crouse is a graduate of Lehigh University (Finance and Economics) and Pace University (M.B.A.).

Jeffrey B. Davis

Mr. Davis has served as one of our directors since March 2006 and has extensive experience in investment banking, and corporate development and financing for development stage, life sciences companies. Mr. Davis is currently President of SCO Financial Group LLC, and President and Financial Principal of SCO Securities LLC, SCO's NASD-member broker-dealer. Additionally, Mr. Davis has served on many boards of directors for life sciences companies, and currently sits on the boards of MacroChem Corp., Virium Pharmaceuticals, Inc. and Access Pharmaceuticals, Inc.  Previously, Mr. Davis served as Chief Financial Officer of a publicly traded, NASDAQ-NM healthcare company. Prior to that, Mr. Davis was Vice President, Corporate Finance, at Deutsche Bank AG and Deutsche Morgan Grenfell, both in the U.S. and Europe. Mr. Davis also served in senior marketing and product management positions at AT&T Bell Laboratories, where he was also a member of the technical staff. Prior to that, Mr. Davis was involved in marketing and product management at Philips Medical Systems North America. Mr. Davis has an M.B.A. from the Wharton School of Business, University of Pennsylvania, and a B.S. in Biomedical Engineering from the College of Engineering, Boston University.

Mr. Kerry P. Gray

Mr. Gray has served as one of our directors since March 2006 and was the Company’s President and Chief Executive Officer from October 2005 until March 9, 2009.  Previously, Mr. Gray was the President and CEO of Access Pharmaceuticals and a director of Access Pharmaceuticals from June 1993 until May 2005.  Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

W. Anthony Vernon

Mr. Vernon has served as one of our directors since August 2007 and is the Healthcare Industry Partner of Ripplewood Holdings Inc.  He is also a director of several consumer, biotech and medical device companies, including Medivation Inc., NovoCure Ltd., Cord Blood Registry, Disc Dynamics Inc., and Axon Labs.  Mr. Vernon has previously led a number of Johnson and Johnson's franchises during a 24 year career at Johnson and Johnson.  He has served as President of McNeil Consumer Products and Nutritionals, Worldwide President of The Johnson and Johnson-Merck Joint Venture, President of Centocor, and Company Group Chairman of DePuy Orthopedics.  He has also served as a member of Johnson and Johnson's Group Operating Committees for Consumer Healthcare and Nutritionals, Biopharmaceuticals, and Medical Devices and Diagnostics.  Mr. Vernon holds a bachelor's degree in history from Lawrence University and an MBA from Northwestern University's Kellogg School.

Executive Officers

The information concerning our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees”.

Corporate Governance

Corporate Governance Practices and Board Independence

The Board has adopted a number of corporate governance documents, including charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, corporate governance guidelines, a code of business conduct and ethics for employees, executive officers and directors (including its principal executive officer and principal financial officer) and a whistleblower policy regarding the treatment of complaints on accounting, internal accounting controls and auditing matters.  All of these documents are available on the Company’s website at www.uluruinc.com under the heading “Investor Relations,” and a copy of any such document may be obtained, without charge, upon written request to ULURU Inc., c/o Investor Relations, 4452 Beltway Drive, Addison, Texas, 75001.

Stockholder Communications with the Board

The Board has established a process for stockholders to send communications to it. Stockholders may send written communications to the Board or individual directors to ULURU Inc., Board of Directors, c/o Chief Executive Officer, 4452 Beltway Drive, Addison, Texas, 75001. Stockholders also may send communications via email to rvdhooff@uluruinc.com with the notation “Attention: Chief Executive Officer” in the Subject field. All communications will be reviewed by the Chief Executive Officer of the Company, who will determine whether such communications are relevant and/or for a proper purpose and appropriate for Board review and, if applicable, submit such communications to the Board on a periodic basis.

Attendance of Directors at Annual Stockholder Meetings

Although the Company currently does not require directors to attend annual stockholder meetings, it does encourage directors to do so and welcomes their attendance. The Company generally schedules a Board meeting in conjunction with the annual stockholder meeting and plans to continue to do so in the future. The Company expects that directors will attend annual stockholder meetings absent a valid reason.

Nomination and Election of Directors

When seeking candidates for director, the Nominating and Governance Committee may solicit suggestions from incumbent directors, management or others. After conducting an initial evaluation of a candidate, the committee will interview that candidate if it believes the candidate might be suitable to serve as a director. The committee may also ask the candidate to meet with Company management. If the committee believes a candidate would be a valuable addition to the Board and there is either a vacancy on the Board or the committee believes it is in the best interests of the Company and our stockholders to increase the number of Board members to elect that candidate, it will recommend to the full Board that candidate’s election.

Before nominating a sitting director for reelection at an annual stockholder meeting, the committee will consider the director’s performance on the Board and whether the director’s reelection would be in the best interests of the Company’s stockholders and consistent with the Company’s corporate governance guidelines and the Company’s continued compliance with applicable law, rules and regulations.

The Board believes that it should be comprised of directors with diverse and complementary backgrounds, and that directors should have expertise that, at a minimum, may be useful to the Company and may contribute to the success of the Company’s business. Directors also should possess the highest personal and professional ethics and should be willing and able to devote an amount of time sufficient to effectively carry out their duties and contribute to the success of the Company’s business. When considering candidates for director, the committee takes into account a number of factors, including the following:

▪	Independence from management;
▪	Age, gender and ethnic background;
▪	Relevant business experience;
▪	Judgment, skill and integrity;
▪	Existing commitments to other businesses;
▪	Potential conflicts of interest;
▪	Corporate governance background;
▪	Financial and accounting background;
▪	Executive compensation background; and
▪	Size and composition of the existing Board.

The Nominating and Governance Committee will consider candidates for director suggested by stockholders by considering the foregoing criteria and the additional information referred to below. Stockholders wishing to suggest a candidate for director should write to ULURU Inc., c/o Investor Relations, 4452 Beltway Drive, Addison, Texas 75001 and include the following:

▪	The name and address of the stockholder and a statement that he, she or it is a stockholder of the Company and is proposing a candidate for consideration by the committee;
▪
The class and number of shares of Company capital stock owned by the stockholder as of the Record Date for the annual stockholder meeting (if such date has been announced) and as of the date of the notice, and the length of time such stockholder has held such shares;

▪	The name, age and address of the candidate;
▪	A description of the candidate’s business and educational experience;
▪	The class and number of shares of Company capital stock, if any, owned by the candidate, and length of time such candidate has held such shares;
▪
Information regarding each of the foregoing criteria the Board generally considers, other than the factor regarding Board size and composition, sufficient to enable the committee to evaluate the candidate;

▪	A description of any relationship between the candidate and any customer, supplier or competitor of the Company or any actual or potential conflict of interest;
▪	A description of any relationship or understanding between the stockholder and the candidate; and
▪	A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

Board Committees

The standing committees of the Board are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

As of March 16, 2009, each committee of the Board is comprised as follows:

Audit Committee	Compensation Committee	Nominating and Governance Committee

Jeffrey B. Davis, Chairman	W. Anthony Vernon, Chairman	William W. Crouse, Chairman
W. Anthony Vernon	Jeffrey B. Davis	W. Anthony Vernon

During 2008, the Audit Committee included Dr. David E. Reese from January 2008 to May 2008, William W. Crouse from May 2008 to August 2008, and Ronald A. Ahrens from August 2008 to January 2009.

All members of each committee have been determined by the Board to be independent under applicable SEC and New York Stock Exchange Alternext US rules and regulations

The Audit Committee has the responsibility to engage the independent auditors, review the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls.  The Board has determined that Jeffrey B. Davis meets the definition of an "Audit Committee Financial Expert".  The charter of the Audit Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."

The Compensation Committee has responsibility for approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options under the Company's 2006 Equity Incentive Plan and other benefits and general review of the Company's employee compensation policies.  The charter of the Compensation Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."

The Nominating and Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing the Company's corporate governance guidelines.  The charter of the Nominating and Governance Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations.

Meetings of the Board and Certain Committees

The Board held a total of seven meetings either in person or by conference call during the 2008 fiscal year. The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. During the 2008 fiscal year, each Director attended at least 75% of the meetings of the Board that were held while such Director served as a member of the Board and all meetings held by all committees on which the individual Director served.  In addition to the meetings held by the Board and Board committees, the directors and Board committee members communicated informally to discuss the affairs of the Company and, when appropriate, took formal Board and committee action by unanimous written consent of all directors or committee members, in accordance with Nevada law, in lieu of holding formal meetings.

From January 1, 2008 to May 15, 2008, the Audit Committee was composed of Jeffrey B. Davis, W. Anthony Vernon, and Dr. David E. Reese, all being independent directors.  From May 15, 2008 to August 7, 2008, the Audit Committee was composed of Jeffrey B. Davis, W. Anthony Vernon, and William W. Crouse.  On August 7, 2008, the Audit Committee was reconstituted to be composed of Jeffrey B. Davis, W. Anthony Vernon, and Ronald A. Ahrens, all being independent directors.  During the 2008 fiscal year, the Audit Committee held a total of four meetings either in person or by conference call.

From January 1, 2008 to May 15, 2008, the Compensation Committee was composed of W. Anthony Vernon, Jeffrey B. Davis, and Dr. David E. Reese.  On May 15, 2008 the Compensation Committee was reconstituted to be composed of W. Anthony Vernon and Jeffrey B. Davis, both being independent directors.    During the 2008 fiscal year, the Compensation Committee met once.

For the entirety of 2008, the Nominating and Governance Committee was composed of William W. Crouse and W. Anthony Vernon, both being independent directors. The Nominating and Governance Committee met once during the 2008 fiscal year.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board operates under a written charter adopted by the Board, which charter is available on the Company’s website at www.uluruinc.com under the heading “Investor Relations.” Presently, the Audit Committee is composed of three non-employee directors.  The Board has determined that each of Messrs. Davis and Vernon are independent under applicable SEC and New York Stock Exchange Alternext US rules and regulations. In accordance with its written charter, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the Company’s independent accountants a formal written statement describing all relationships between the accountants and the Company that might bear on the accountants’ independence consistent with Public Company Accounting Oversight Board Rule 3526,“Communication with Audit Committees Concerning Independence.”  The Audit Committee discussed with the independent accountants any relationships that may impact their objectivity and independence and satisfied itself as to that firm’s independence.

The Audit Committee discussed and reviewed with the independent accountants all communications required by generally accepted accounting standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.” In addition, the Audit Committee met with and without management present, and discussed and reviewed the results of the independent accountants’ examination of the Company’s financial statements.

Based upon the Audit Committee’s discussion with management and the independent accountants, and the Audit Committee’s review of the representation of management, and the report of the independent accountants to the Audit Committee, the Audit Committee recommended to the Board that the Company include the audited consolidated financial statements in its Annual Report on Form 10-K for the 2008 fiscal year for filing with the SEC.

The Audit Committee also recommended the appointment of Lane Gorman Trubitt, L.L.P. as our independent accountants for the fiscal year 2009 and the Board concurred with such recommendation.

AUDIT COMMITTEE

Jeffrey B. Davis, Chairman
W. Anthony Vernon

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of such securities. Directors, officers and 10% holders are required by SEC rules to furnish us with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to us during the 2008 fiscal year or written representatives from our directors and executive officers, none of our directors, executive officers and, to our knowledge, 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2008 fiscal year except that Messrs. Gray, Wallberg, Van den Hooff, Crouse, Davis, and Vernon each filed one late Form 4.

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

Web Availability

We make available free of charge through our web site, www.uluruinc.com, our annual reports on Form 10-K  and other reports required under the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission as well as certain of our corporate governance policies, including the charters for the Board of Director's corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials.  Any such request must be made in writing to ULURU Inc., 4452 Beltway Drive, Addison, TX 75001, Attn: Investor Relations.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee operates under a written charter adopted by the Board and is responsible for making all compensation decisions for the Company’s named executives including determining base salary and annual incentive compensation amounts and recommending stock option grants and other stock-based compensation under our equity incentive plans.

Overview and Philosophy

The goals of our executive compensation program are to:

▪	provide competitive compensation that will help attract, retain and reward qualified executives, with a focus on talent from within the bio-pharmaceutical industry;

▪	align management’s interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

▪	align management’s interests with the interests of stockholders by including long-term equity incentives.

To achieve these goals, we focus on several key points in the design of our executive compensation program.  First, retention is a very important consideration in our compensation programs, and internal promotion and retention of key executive talent has been a significant feature of our company.  We believe that retention involves two interrelated components – establishment of a working environment that provides intangible benefits to our executives and encourages longevity and overall compensation that is generally competitive within our industry and among companies of comparable size and complexity.  Augmenting compensation with a desirable working environment enables us to maintain an overall compensation program that generally provides roughly average overall compensation to our executive officers, as compared to companies with which we compete for talent, but still remain competitive.  Our Compensation Committee has not historically employed compensation consultants to assist it in designing our compensation programs.  Instead, we rely on our familiarity with the market and ongoing market intelligence, including occasional review of publicly available compensation information of other companies, both those with which we compete and those within our geographic labor market, to gauge the competitiveness of our compensation programs.  In particular, our Compensation Committee has considered market data from CollaGenex Pharmaceuticals, DepoMed Inc., Durect Corp., Inspire Pharmaceuticals, Momenta Pharmaceuticals, Noven Pharmaceuticals, and OraSure Technologies, Inc. (collectively, the “Peer Group).  We use this data to help benchmark our executive compensation policies. The companies in the Peer Group were selected based upon various factors, including industry, number of employees, number and type of commercialized products, depth of drug development pipeline, annual spending on research and development activities, and market capitalization.  The companies comprising the Peer Group are periodically reviewed and updated each year.

The Committee also seeks a compensation structure that is internally consistent and provides appropriate compensation for our executives in relation to one another.  Consequently, the Compensation Committee does not focus on any particular benchmark to set executive compensation.  Instead, we believe that a successful compensation program requires the application of judgment and subjective determinations based on the consideration of a number of factors.  These factors include the following:

▪	the scope and strategic impact of the executive officer’s responsibilities, including the importance of the job function to our business;

▪	our past financial performance and future expectations;

▪	the performance and experience of each individual;

▪	past salary levels of each individual and of the officers as a group;

▪	our need for someone in a particular position; and

▪	for each executive officer, other than the Chief Executive Officer, the evaluations and recommendations of our Chief Executive Officer, in consultation with our Chief Financial Officer.

The Committee does not assign relative weights or rankings to these factors.  Our allocation of compensation between cash and equity awards, our two principal forms of compensation, is based upon our historical practice and our evaluation of the cost of equity awards, as discussed in more detail below.

Our Chief Executive Officer works closely with the Committee to maintain an open dialogue regarding the Committee’s goals, progress towards achievement of those goals and expectations for future performance.  The Chief Executive Officer updates the Committee regularly on results and compensation issues.  Our Chief Executive Officer also provides the Committee, and in particular, the Committee Chair, with recommendations regarding compensation for our executive officers other than himself.  In part because the Chief Executive Officer works closely with the Committee throughout the year, the Committee is in a position to evaluate his performance and make its own determinations regarding appropriate levels of compensation for the Chief Executive Officer.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits ULURU’s tax deduction for compensation over $1,000,000 paid to the Chief Executive Officer or to certain other executive officers. Compensation that meets the requirements for qualified performance-based compensation or certain other exceptions under the Internal Revenue Code is not included in this limit. Generally, the Compensation Committee desires to maintain the tax deductibility of compensation for executive officers to the extent it is feasible and consistent with the objectives of our compensation programs. To that end, our 2006 Equity Incentive Plan and Incentive Bonus Plan were designed to meet the requirements so that grants and annual incentive bonuses under those plans will be performance-based compensation for Section 162(m) purposes. However, in the past, our executives’ compensation has not been high enough to make Section 162(m) a critical issue for the company. Therefore, deductibility under Section 162(m) is only one consideration in determining executive compensation, and the Compensation Committee may approve compensation that is not deductible in order to compensate executive officers in a manner consistent with performance and our need for executive talent.

Components of Executive Compensation

Our executive compensation program consists of base salary, an annual incentive bonus program, and long-term equity incentives in the form of stock options and restricted stock grants.  Executive officers also are eligible to participate in certain benefit programs that are generally available to all of our employees, such as medical insurance programs, life insurance programs and our 401(k) plan.  The Compensation Committee of our Board of Directors oversees our executive compensation program.

Base Salary

Base salaries are the most basic form of compensation and are integral to any competitive employment arrangement.  Each named executive officer and key employee’s employment agreement sets forth his salary, which varies with the scope of his respective responsibilities. At the beginning of each fiscal year, the Compensation Committee establishes an annual base salary for our executive officers (other than the Chief Executive Officer) based on recommendations made by our Chief Executive Officer, in consultation with our Chief Financial Officer.  Consistent with our compensation objectives and philosophy described above, the Compensation Committee attempts to set base salary compensation, and adjust it when warranted, based on company financial performance, the individual’s position and responsibility within our company and performance in that position, the importance of the executive’s position to our business, and the compensation of other executive officers of ULURU with comparable qualifications, experience and responsibilities.  The Committee also generally takes into account its perceived range of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies with which we compete for executive talent including but not limited to our Peer Group.  The Committee also reviews historical salary information for each of the executive officers as part of its analysis in setting base salary structures. The Committee uses this information to review historical progression of each executive officer’s compensation and to identify variations in compensation levels among the executive officers.

On March 4, 2009, the Compensation Committee reviewed the base salaries of our named executive officers and key employees, taking into account the considerations described above. The Committee approved to maintain the current existing salary for a majority of the named executive officers and key employees for 2009 as the Company strives to improve financial performance during the upcoming year.  The base salary amounts for 2008 and 2009 are as follows:

Named Executive Officers & Key Employees	2008 Salary	2009 Salary	% Increase
Kerry P. Gray (1)	$380,000	$380,000	0.0%
Renaat Van den Hooff (1)	$308,000	$308,000	0.0%
Terrance K. Wallberg	$200,000	$200,000	0.0%
Daniel G. Moro	$175,000	$175,000	0.0%
John V. St. John, Ph.D.	$140,000	$160,000	14.3%

(1)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.

The Committee also approved to maintain the existing 2008 salary amounts for all of the Company’s employees for 2009, with the exception of Dr. St. John and one other non-key employee.  Dr. St. John’s increase reflected his responsibility and importance the Company as well as an increase to match market conditions for scientific executives at other companies with which we compete for executive talent, including but not limited to our Peer Group.

Annual Bonus

We provide annual bonuses under our Incentive Bonus Plan, which is designed to motivate and reward executives for their contribution to the company’s performance during the fiscal year.  A significant portion of the total cash compensation that our executive officers and key employees could receive each year is paid through this program, and thus is dependent upon our corporate performance and individual performance. The Compensation Committee established certain performance objectives for 2008, which were comprised of revenue goals, operating expense control, product development objectives, business development goals, regulatory filings, and a discretionary component.  On March 4, 2009, the Compensation Committee determined that the Company will forego the payment of annual cash bonus awards to our named executive officers as well as all other employees (which related to their performances in 2008) representing the following percentages of base salary earned in 2008:

Named Executive Officers & Key Employees	Target Bonus Level	2008 Bonus (1)		Percentage of 2008 Base Salary
Kerry P. Gray (2)	70%	$	---	0.0%
Renaat Van den Hooff (2)	40%	$	---	0.0%
Terrance K. Wallberg	30%	$	---	0.0%
Daniel G. Moro	30%	$	---	0.0%
John V. St. John, Ph.D.	30%	$	---	0.0%

(1)	Pertains to 2008 performance.
(2)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.

Restricted Stock Awards

As part of our Incentive Bonus Plan, we also granted restricted stock awards to our executive officers and key employees in an amount to equal to the annual cash bonus.  The Compensation Committee believes that restricted stock awards are a valuable tool in linking the personal interest of our executives to those of our stockholders.  Moreover, the vesting component of the restricted stock awards provides a valuable retention tool, and retention is a significant consideration in making these awards.  On March 4, 2009, the Compensation Committee granted awards of restricted shares of Common Stock to Messrs. Van den Hooff, Wallberg, Moro, and St. John of 180,000, 100,000, 80,000, and 80,000, respectively, based on the closing stock price of $0.20 on such date.  The restricted stock awards granted on March 4, 2009 are subject to a vesting schedule over two years.

Stock Options

We compensate our executive officers and key employees in part with annual grants of stock option awards under our 2006 Equity Incentive Plan, which is described in the narrative following the Summary Compensation Table.  Typically, we grant stock options every year because these awards are consistent with our compensation goals of aligning executives’ interests with that of our stockholders in the long term, and because these grants are a standard form of compensation among the companies with which we compete for executive talent including but not limited to our Peer Group. The Compensation Committee believes that stock option awards are an especially valuable tool in linking the personal interests of executives to those of our stockholders, because executives’ compensation under these awards is directly linked to our stock price. These awards give executive officers a significant, long-term interest in the company’s success.  In addition, they can provide beneficial tax treatment that executives value due to the fact that we have typically granted incentive stock options to our executives to the maximum extent permitted under the tax laws. Moreover, the vesting component of our stock option awards provides a valuable retention tool, and retention is a significant consideration in making these awards.

As part of the March 4, 2009 annual review by the Compensation Committee, the Committee did not grant any stock option awards.  On March 9, 2009Mr. Gray forfeited stock options with respect to 300,000 shares of common stock upon his resignation as President and Chief Executive Officer of the Company.

As part of the February 2008 annual review by the Compensation Committee, the Committee approved the award of options to purchase Common Stock to Messrs. Gray, Van den Hooff, Wallberg, Moro, and St. John of 800,000, 50,000, 80,000, 80,000, and 80,000, respectively.  The stock options awarded are subject to a vesting schedule over four years.

Other Compensation and Personal Benefits

We maintain general broad-based employee benefit plans in which our executives participate, such as health insurance plans, life insurance, and a 401(k) plan.  These benefits are provided as part of the basic conditions of employment for all of our employees. In addition, we believe that providing these basic benefits is necessary for us to attract and retain high-level executives working in our industry and in our geographic area.  We believe that these benefits substantially enhance employee morale and performance.  Our benefit plans may change over time as the Compensation Committee determines what is appropriate.

The Company’s 401(k) plan permits a contribution of up to 4% of salary to our 401(k) plan and we match 100% of such contribution, subject to limitations established by law.  Participation in the Company’s 401(k) plan and receipt of matching contributions is available to all full-time employees.  We consider the matching contribution feature to be an important aspect of our compensation program because it is our only retirement program for our named executive officers and key employees.

Retirement Benefits

Our executive officers and key employees do not participate in any defined benefit retirement plans such as a pension plan.  We do not have any deferred compensation programs.  As noted above, our executive officers and key employees are eligible for our 401(k) plan, and we match those contributions as described immediately above in “Other Compensation and Personal Benefits”.

DIRECTOR COMPENSATION

Each director who is not also our employee is entitled to receive options to purchase a number of shares of our Common Stock, as determined by the Board, on the date of each annual meeting of stockholders.  In addition, we reimburse each director, whether an employee or not, the expenses of attending Board and committee meetings.

Compensation

The following table sets forth information regarding the compensation we paid to our directors in 2008:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
William W. Crouse	---	---	$53,141	---	---	$53,141

Jeffrey B. Davis	---	---	$36,093	---	---	$36,093

W. Anthony Vernon	---	---	$49,662	---	---	$49,662

David E. Reese, Ph.D. (3)	---	---	$9,274	---	---	$9,274

Ronald A. Ahrens (4)	---	---	$11,906	---	---	$11,906

(1)
On May 15, 2008 stock option grants were issued to Messrs. Crouse, Davis, and Vernon to purchase shares of Common Stock of 75,000, 50,000, and 50,000, respectively, with an exercise price of $1.38 per share and an expiration date of May 15, 2018.  On June 19, 2008 stock option grants were issued to Messrs. Crouse, Davis, and Ahrens to purchase shares of Common Stock of 45,000, 25,000, and 50,000, respectively, with an exercise price of $0.92 per share and an expiration date of June 19, 2018.  The stock option grants issued to our Directors during 2008 become fully vested on the one year anniversary of the date of grant.

(2)
The amounts shown do not reflect compensation actually received by our directors or the actual value that may be recognized by the directors with respect to these awards in the future.  Instead, the amounts in this column represent the Black-Scholes fair value of options that we recorded as expense in 2008 and thus include amounts from awards prior to 2008.  The grant date fair value for the annual stock option award made to the directors on May15, 2008 was $49,669 for Mr. Crouse and $33,113 for Messrs. Davis and Vernon, respectively. The grant date fair value for the stock option awards made to Messrs. Crouse, Davis, and Ahrens on June 19, 2008 was $20,057, $11,143, and $22,286, respectively.  For a description of the assumptions used to determine the fair value of options recorded as expense in 2008 and the grant date fair value of options granted in 2008, see Note 12 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2008, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.

(3)	On May 15, 2008, David E. Reese, Ph.D. did not stand for re-election as a Director of the Company.
(4)	On January 5, 2009, Ronald A. Ahrens resigned as a Director of the Company.

Option Exercises in 2008

There were no exercises of stock options by our directors during the 2008 fiscal year.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information regarding all outstanding stock option awards for each of our directors as of December 31, 2008.

		Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William W. Crouse	(1)	200,000	---	$1.65	12/13/2016
	(1)	30,000	---	$4.95	05/08/2017
	(2)	---	75,000	$1.38	05/15/2018
	(3)	---	45,000	$0.92	06/19/2018

Jeffrey B. Davis	(1)	150,000	---	$1.65	12/13/2016
	(1)	25,000	---	$4.95	05/08/2017
	(2)	---	50,000	$1.38	05/15/2018
	(3)	---	25,000	$0.92	06/19/2018

W. Anthony Vernon	(1)	50,000	---	$4.29	08/13/2017
	(2)	---	50,000	$1.38	05/15/2018

Ronald A. Ahrens (4)		---	50,000	$0.92	06/19/2018

(1) The stock options are fully vested.
(2) The stock options will fully vest on May 15, 2009.
(3) The stock options will fully vest on June 19, 2009.
(4) On January 5, 2009, Ronald A. Ahrens resigned as a Director of the Company.

Compensation Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

W. Anthony Vernon, Chairman
Jeffrey B. Davis

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently composed of two directors; W. Anthony Vernon and Jeffrey B. Davis.  The Compensation Committee makes recommendations to the Board regarding executive compensation matters, including decisions relating to salary and annual incentive payments and grants of stock options.  During the 2008 fiscal year, no executive officer of the Company served as a member of the Board or compensation committee of any entity that has one or more executive officers serving as members of the Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2008 and December 31, 2007, the total compensation earned by or paid to our Chief Executive Officer, Chief Financial Officer, and each of our three other most highly compensated named executive officers and key employees who were serving as named executive officers and key employees as of December 31, 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(5)	Non Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)

Kerry P. Gray President & Chief Executive Officer (1)	2008 2007	377,500 345,833	--- ---	42,761 25,999	226,570 ---	--- 95,000	11,721 12,474	658,552 479,306

Renaat Van den Hooff Executive Vice President – Operations (2)	2008 2007	307,333 79,615	--- 100,000	2,646 ---	351,522 89,516	--- 15,000	10,426 1,806	671,927 285,937

Terrance K. Wallberg Vice President & Chief Financial Officer	2008 2007	197,917 173,333	--- ---	9,121 5,424	43,230 19,706	--- 20,956	9,529 8,741	259,797 228,160

Daniel G. Moro Vice President – Polymer Drug Delivery	2008 2007	174,167 163,210	--- ---	8,341 5,023	43,230 19,706	--- 18,810	9,529 9,326	235,267 216,075

John V. St. John, Ph.D. Vice President – Material Science	2008 2007	138,333 120,000	--- ---	5,743 3,360	45,693 22,169	--- 13,500	7,227 6,536	196,996 165,565

(1)
The 2007 salary amount listed does not include a payment of $62,500 made to Mr. Gray in February 2007 for compensation that was owed to him for services provided to the Company’s subsidiary, Uluru Delaware Inc., in the fourth quarter of 2005.  On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer.

(2)
The 2007 salary presented for Mr. Van den Hooff represents a partial year of employment with the Company from September 25, 2007 until December 31, 2007.  Additionally, the bonus paid in 2007 was associated with Mr. Van den Hooff’s employment agreement.  On March 9, 2009 Mr. Van den Hooff was appointed as the Company’s President and Chief Executive Officer.

(3)
Restricted stock awards are subject to a five year vesting schedule from the date of grant.  The amounts in this column do not reflect compensation actually received by our named executives or the actual value that may be recognized by our named executives with respect to these awards in the future.  Instead, the amounts in this column represent the restricted stock awards that we recorded as expense in 2008 and thus include amounts from awards prior to 2008.

(4)
In February 2008, we calculated and granted restricted stock awards to Messrs. Gray, Van den Hooff, Wallberg, Moro, and St. John of 35,316, 6,494, 9,072, 8,143, and 5,844 shares of Common Stock, respectively, with respect to 2007 performance achievements. The fair value on the date of grant for the restricted stock awards to Messrs. Gray, Van den Hooff, Wallberg, Moro, and St. John was $95,000, $15,001, $20,956, $18,810, and $13,500, respectively.  In February 2007, we calculated and granted restricted stock awards to Messrs. Gray, Wallberg, Moro, and St. John of 32,500, 6,781, 6,279, and 4,200 shares of Common Stock, respectively, with respect to 2006 performance achievements. The fair value on the date of grant for the restricted stock awards to Messrs. Gray, Wallberg, Moro, and St. John was $130,000, $27,124, $25,116, and $16,800, respectively.

(5)
The amounts shown do not reflect compensation actually received by our named executives or the actual value that may be recognized by the named executives with respect to these awards in the future.  Instead, the amounts in this column represent the Black-Scholes fair value of options that we recorded as expense in 2008 and thus include amounts from awards prior to 2008. During 2008, we granted stock option awards to Messrs. Gray and Van den Hooff to purchase 800,000 and 50,000 shares of Common Stock, respectively, and a stock option award to purchase 80,000 shares of Common Stock to each of Messrs. Wallberg, Moro, and St. John.  The fair value on the date of grant for the stock option awards to Messrs. Gray, Van den Hooff, Wallberg, Moro, and St. John was $1,027,303, $66,662, $106,659, $106,659, and $106,659, respectively.  On March 9, 2009 Mr. Gray forfeited stock options with respect to 300,000 shares of common stock upon his resignation as President and Chief Executive Officer of the Company.  During 2007, we granted a stock option award to Mr. Van den Hoof to purchase 600,000 shares of Common Stock with a fair value on the date of grant of $1,347,275.  For a description of the assumptions used to determine the fair value of options recorded as expense in 2008 and the grant date fair value of options granted in 2008, see Note 12 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2008, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.

(6)
For 2008, we did not award or pay in March 2009 any bonuses with respect to 2008 performance.  For 2007, we awarded this bonus with respect to 2007 performance, but we calculated and paid these amounts in February 2008.

(7)	All Other Compensation includes the following:

Name	Fiscal Year	401(k) Matching Contributions	Life and Disability Insurance	Other	Total
Kerry P. Gray	2008	$9,200	$2,521	---	$11,721
Renaat Van den Hooff	2008	$9,200	$1,226	---	$10,426
Terrance K. Wallberg	2008	$8,755	$774	---	$9,529
Daniel G. Moro	2008	$7,719	$1,477	$333	$9,529
John V. St. John, Ph.D.	2008	$6,073	$1,154	---	$7,227

Kerry P. Gray	2007	$9,000	$3,474	---	$12,474
Renaat Van den Hooff	2007	$1,355	$451	---	$1,806
Terrance K. Wallberg	2007	$8,018	$723	---	$8,741
Daniel G. Moro	2007	$7,533	$1,458	$335	$9,326
John V. St. John, Ph.D.	2007	$5,472	$1,064	---	$6,536

Grants of Plan Based Awards During Fiscal Year 2008

The following table sets forth information regarding grants of stock options and grants of restricted stock awards under the Company’s 2006 Equity Incentive Plan and under the Company’s Incentive Bonus Plan during 2008 to named executive officers and key employees at the discretion of the Compensation Committee.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock on Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Kerry P. Gray (5)	n/a	$-0-	$266,000	$532,000	---	---	---	---
	02/12/08	---	---	---	35,316	---	---	$95,000
	02/15/08	---	---	---	---	800,000	$2.54	$1,027,303

Renaat Van den Hooff (5)	n/a	$-0-	$123,200	$246,400	---	---	---	---
	02/12/08	---	---	---	6,494	---	---	$15,000
	02/12/08	---	---	---	---	50,000	$2.31	$66,662

Terrance K. Wallberg	n/a	$-0-	$60,000	$120,000	---	---	---	---
	02/12/08	---	---	---	9,072	---	---	$20,956
	02/12/08	---	---	---	---	80,000	$2.31	$106,659

Daniel G. Moro	n/a	$-0-	$52,500	$105,000	---	---	---	---
	02/12/08	---	---	---	8,143	---	---	$18,810
	02/12/08	---	---	---	---	80,000	$2.31	$106,659

John V. St. John	n/a	$-0-	$42,000	$84,000	---	---	---	---
	02/12/08	---	---	---	5,844	---	---	$13,500
	02/12/08	---	---	---	---	80,000	$2.31	$106,659

(1)
The amounts shown reflect the range of possible bonuses payable in accordance with the Bonus Incentive Plan previously established by our Compensation Committee for our named executive officers and key employees.  The amounts shown in the “threshold” column reflect the lowest amount payable under the plan in the event our Compensation Committee determined that no corporate or individual goals were met by the individual with respect to the year ended December 31, 2008.  The amounts shown in each of the “target” and “maximum” columns reflect the amount payable under the plan with respect to each of the named executive officers and key employees for services rendered during the year ended December 31, 2008.  For 2008, the “target” bonus percentage for Messrs. Gray, Van den Hooff, Wallberg, Moro, and St. John was 70%, 40%, 30%, 30%, and 30% of base salary, respectively.  The “maximum” bonus awards are capped at 200% of the “target” award opportunity.  The Summary Compensation Table includes the cash bonuses that were actually earned and paid under our Bonus Incentive Plan for 2008 performance.

(2)	Restricted stock awards vest over a five year period, with 25% vesting on the second anniversary of the date of grant and 25% vesting every twelve months for three years thereafter.
(3)
Stock option awards vest over a four year period, with 25% vesting on the first anniversary of the date of grant and 2.0833% vesting every month for three years thereafter.  The stock options expire ten years from date of grant.

(4)
Reflects the grant date fair value of each equity award in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in Note 12 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2008.

(5)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.  Mr. Gray forfeited stock options with respect to 300,000 shares of common stock upon his resignation as President and Chief Executive Officer of the Company.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information regarding grants of stock options and grants of unvested restricted stock awards held by the named executive officers and key employees at December 31, 2008.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Kerry P. Gray (4)	02/15/08	---	---	---	---	35,316	$9,888
	02/12/08	---	800,000	$2.54	02/12/2013	---	---
	01/25/07	---	---	---	---	32,500	$9,100

Renaat Van den Hooff (4)	02/12/08	---	50,000	$2.31	02/12/2018	6,494	$1,818
	09/25/07	150,000	450,000	$4.50	09/25/2017	---	---

Terrance K. Wallberg	02/12/08	---	80,000	$2.31	02/12/2018	9,072	$2,540
	01/25/07	---	---	---	---	6,781	$1,899
	12/06/06	100,000	100,000	$0.95	12/06/2016	---	---

Daniel G. Moro	02/12/08	---	80,000	$2.31	02/12/2018	8,143	$2,280
	01/25/07	---	---	---	---	6,279	$1,758
	12/06/06	50,000	100,000	$0.95	12/06/2016	---	---

John V. St. John	02/12/08	---	80,000	$2.31	02/12/2018	5,844	$1,636
	01/25/07	---	---	---	---	4,200	$1,176
	12/06/06	112,500	112,500	$0.95	12/06/2016	---	---

(1)
Stock option awards vest over a four year period, with 25% vesting on the first anniversary of the date of grant and 2.0833% vesting every month for three years thereafter.  The stock options expire ten years from date of grant.

(2)	Restricted stock awards vest over a five year period, with 25% vesting on the second anniversary of the date of grant and 25% vesting every twelve months for three years thereafter.
(3)
The market value of the stock awards is determined by multiplying the number of shares times $0.28, which represents the closing price of the Company’s Common Stock per share quoted on the New York Stock Exchange Alternext US on December 31, 2008.

(4)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.  Mr. Gray forfeited stock options with respect to 300,000 shares of common stock upon his resignation as President and Chief Executive Officer of the Company.

Option Exercises and Stock Vested in 2008

The following table summarized the option exercises and restricted stock awards vesting for each of our named executive officers and key employees during the 2008 fiscal year.

Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)(2)
Kerry P. Gray (3)	---	$0	---	$0

Renaat Van den Hooff (3)	---	$0	---	$0

Terrance K. Wallberg	---	$0	---	$0

Daniel G. Moro	50,000	$64,500	---	$0

John V. St. John	---	$0	---	$0

(1)	Represents the price at which shares acquired upon exercise of the stock options were sold net of the exercise price for acquiring shares.
(2)	Represents the closing market price of a share of our common stock on the date of vesting multiplied by the number of shares that have vested.
(3)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.  Mr. Gray will continue to serve as a Director of the Company.

Employment, Severance and Change in Control Agreements

Chief Executive Officer

Kerry P. Gray

On March 9, 2009, Kerry P. Gray resigned as the President and Chief Executive Officer of the Company and Renaat Van den Hooff, the Company’s Executive Vice President Operations, was appointed to serve as President and Chief Executive Officer.

In connection with Mr. Gray’s departure, the Company and Mr. Gray entered into a Separation Agreement (the “Separation Agreement”), dated March 9, 2009.  Pursuant to the Separation Agreement, the Company will provide certain benefits to Mr. Gray, including: (i) $400,000 during the initial 12 months; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited stock options with respect to 300,000 shares of common stock previously held by him; and (iv) for a period of twenty-four (24) months the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin.  The Separation Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Separation Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions. The Separation Agreement also provides that Mr. Gray will continue as a director of the Company.

The Separation Agreement also provides for the termination of the employment agreement we previously had with Mr. Gray.  The employment agreement was for a period of three years and automatically renewed for one-year periods, with the current term set to expire on January 1, 2010.  Mr. Gray reported directly to, and was subject to the direction of, our Board.  As a result of the Compensation Committee’s evaluation on March 4, 2009, Mr. Gray's annual salary was maintained at $380,000.  Mr. Gray was eligible to participate in all of our employee benefits programs available to executives.  Mr. Gray was also eligible to receive:

▪	a bonus payable in cash and Common Stock related to the attainment of reasonable performance goals specified by our Board; and
▪	stock options and restricted stock at the discretion of our Board.

Mr. Gray's employment agreement contained non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Gray assign all invention and intellectual property rights to us.  Pursuant to the terms of the Separation Agreement, the non-competition and non-solicitation provisions of Mr. Gray’s employment agreement will survive until March 9, 2010.

Pursuant to his employment agreement, Mr. Gray was entitled to certain severance benefits in the event that (i) we terminated his employment without cause, (ii) he resigned with reason, (iii) we terminated his employment within six months following a change of control under certain circumstances or (iv) he terminated his employment following a change of control in certain circumstances.  Upon any such event, Mr. Gray would have received two times his base salary plus target bonus for the year in which his termination occurs, all stock options held by Mr. Gray would have become immediately exercisable and would have remained exercisable for three years after the date of termination and Mr. Gray would continue to receive all health benefits for two years after the date of termination. With respect to each of these post-employment compensation provisions, the Board of Directors had determined that both the terms and the payout levels of each provision are appropriate to accomplish the objectives of attracting and retaining executive talent.  Pursuant to the terms of the Separation Agreement, no post-employment compensation was owing to Mr. Gray as a result of the provisions of his employment agreement.  All such compensation was included in the terms of the Separation Agreement.

The following table describes the potential payments to Mr. Gray under the terms of his then existing employment, assuming, for purposes of this presentation only, that the Separation Agreement did not terminate the Company’s obligations with respect to such payments, upon our terminating him without cause, his resigning with reason, our terminating him following a change of control in certain circumstances and his resigning following a change of control in certain circumstances:

Severance Payment Upon Termination (1)	Accelerated Vesting of Unvested Equity Awards (2)	Continuation of Benefits (3)	Total
$1,292,000	$18,988	$33,096	$1,344,084

(1)	Represents two years salary and target bonus based on salary as of December 31, 2008.
(2)
Calculated based on a change of control taking place as of December 31, 2008.  For purposes of valuing equity awards, the amounts noted are based on a per share price of $0.28, which was the closing price as reported on the New York Stock Exchange Alternext US on December 31, 2008.

(3)	Represents two years of COBRA health benefits.

Other Named Executive Officers and Key Employees

Renaat Van den Hooff

On March 9, 2009, Renaat Van den Hooff was appointed to service as President and Chief Executive Officer.  Prior to his appointment, we had an employment agreement with Mr. Van den Hooff to serve as our Executive Vice President – Operations.  The agreement was for a period of two years and automatically renewed for one-year periods, with the current term expiring September 25, 2009.  As a result of the Compensation Committee’s evaluation on March 4, 2009, Mr. Van den Hooff's annual salary was maintained at $308,000.  Mr. Van den Hooff is eligible to participate in all of our employee benefits programs available to executives.  Mr. Van den Hooff is also eligible to receive:

▪	a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by our Board; and
▪	stock options and restricted stock at the discretion of our Board.

Mr. Van den Hooff's employment agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Van den Hooff assign all invention and intellectual property rights to us.  The employment agreement may be terminated by either party with or without cause with sixty days' written notice.

Mr. Van den Hooff’s employment agreement also provides for reimbursement to Mr. Van den Hooff for excise tax payments which may be due pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code), if payments to Mr. Van den Hooff are deemed “parachute payments” within the meaning of Section 280G of the Code.

Mr. Van den Hooff is entitled to certain severance benefits in the event that (i) we terminate his employment without cause, (ii) he resigns with reason, (iii) we terminate his employment within six months following a change of control under certain circumstances or (iv) he terminates his employment following a change of control in certain circumstances.  Upon any such event, Mr. Van den Hooff would receive one times his base salary plus target bonus for the year in which his termination occurs, all stock options held by Mr. Van den Hooff would become immediately exercisable and would remain exercisable for two years after the date of termination and Mr. Van den Hooff would continue to receive all health benefits for one year after the date of termination.  With respect to each of these post-employment compensation provisions, the Board of Directors has determined that both the terms and the payout levels of each provision are appropriate to accomplish the objectives of attracting and retaining executive talent.

Terrance K. Wallberg

We have an employment agreement with our Vice President and Chief Financial Officer, Terrance K. Wallberg, which renews automatically for successive one-year periods, with the current term extending until December 31, 2009.  As a result of the Compensation Committee’s evaluation of compensation on March 4, 2009, the Compensation Committee maintained Mr. Wallberg's annual salary at $200,000.  Mr. Wallberg is eligible to participate in all of our employee benefits programs available to executives.  Mr. Wallberg is also eligible to receive:

▪	a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by our Board; and
▪	stock options and restricted stock at the discretion of our Board.

Mr. Wallberg's employment agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Wallberg assign all invention and intellectual property rights to us.  The employment agreement may be terminated by either party with or without cause with sixty days' written notice.

Mr. Wallberg is entitled to certain severance benefits in the event that (a) we terminate his employment without cause or he resigns with reason, or (b) either we or he terminate his employment within six months following a change of control in certain circumstances.  Upon any such event, Mr. Wallberg would receive one year of salary plus target bonus for the year in which his termination occurs, he would continue to receive all health benefits for a period of one year after the date of his termination and all stock options held by Mr. Wallberg would become immediately exercisable and would remain exercisable for (i) in the case of such termination without cause or resignation with reason, two years after the date of his termination and (ii) in the case of such termination following a change of control, one year after the date of his termination. With respect to each of these post-employment compensation provisions, the Board of Directors has determined that both the terms and the payout levels of each provision are appropriate to accomplish the objectives of attracting and retaining executive talent.

Daniel G. Moro

We have an employment agreement with our Vice President-Polymer Drug Delivery, Daniel G. Moro, which renews automatically for successive one-year periods, with the current term extending until December 31, 2009.  As a result of the Compensation Committee’s evaluation of compensation on March 4, 2009, the Compensation Committee maintained Mr. Moro's annual salary at $175,000.  Mr. Moro is eligible to participate in all of our employee benefits programs available to executives.  Mr. Moro is also eligible to receive:

▪	a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by our Board; and
▪	stock options and restricted stock at the discretion of our Board.

Mr. Moro's employment agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Moro assign all invention and intellectual property rights to us.  The employment agreement may be terminated by either party with or without cause with sixty days' written notice.

Our employment agreement with Mr. Moro provides that Mr. Moro is entitled to certain severance benefits in the event that (a) we terminate his employment without cause or he resigns with reason, or (b) either we or he terminate his employment within six months following a change of control in certain circumstances.  Upon any such event, Mr. Moro would receive one year of salary plus target bonus for the year in which his termination occurs, he would continue to receive all health benefits for a period of one year after the date of his termination and all stock options held by Mr. Moro would become immediately exercisable and would remain exercisable for (i) in the case of such termination without cause or resignation with reason, two years after the date of his termination and (ii) in the case of such termination following a change of control, one year after the date of his termination.  With respect to each of these post-employment compensation provisions, the Board of Directors has determined that both the terms and the payout levels of each provision are appropriate to accomplish the objectives of attracting and retaining executive talent.

John V. St. John, Ph.D.

We have an employment agreement with our Vice President-Research and Development, John V. St. John, Ph.D., which renews automatically for successive one-year periods, with the current term extending until December 31, 2009.  As a result of the Compensation Committee’s evaluation of compensation on March 4, 2009, the Compensation Committee increased Dr. St. John's annual salary from $140,000 to $160,000.  Dr. St. John is eligible to participate in all of our employee benefits programs available to executives.  Dr. St. John is also eligible to receive:

▪	a bonus payable in cash and common stock related to the attainment of reasonable performance goals specified by our Board; and
▪	stock options and restricted stock at the discretion of our Board.

Dr. St. John's employment agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. St. John assign all invention and intellectual property rights to us.  The employment agreement may be terminated by either party with or without cause with sixty days' written notice.

Our employment agreement with Dr. St. John, our Vice President-Research and Development, provides that Dr. St. John is entitled to certain severance benefits in the event that (a) we terminate his employment without cause or he resigns with reason, or (b) either we or he terminate his employment within six months following a change of control in certain circumstances.  Upon any such event, Dr. St. John would receive one year of salary plus target bonus for the year in which his termination occurs, he would continue to receive all health benefits for a period of one year after the date of his termination and all stock options held by Dr. St. John would become immediately exercisable and would remain exercisable for (i) in the case of such termination without cause or resignation with reason, two years after the date of his termination and (ii) in the case of such termination following a change of control, one year after the date of his termination.  With respect to each of these post-employment compensation provisions, the Board of Directors has determined that both the terms and the payout levels of each provision are appropriate to accomplish the objectives of attracting and retaining executive talent.

Potential Payments upon Termination

The following table describes the potential payments upon termination of employment of our Named Executive Officers and Key Employees, other than our Chief Executive Officer, by the Company as a result of termination without cause, resigning with reason, termination following a change of control in certain circumstances and resignation following a change of control in certain circumstances, as further described in each individual employment agreement discussed above.
Name	Severance Payment Upon Termination (1)	Accelerated Vesting of Unvested Equity Awards(2)	Continuation of Benefits (3)	Total
Renaat Van den Hooff	$431,200	$1,818	$16,548	$449,566
Terrance K. Wallberg	$260,000	$4,439	$11,028	$275,467
Daniel G. Moro	$227,500	$4,038	$5,280	$236,818
John V. St. John, Ph.D.	$182,000	$2,812	$16,548	$201,360

(1)	Represents one year salary and target bonus based on salary as of December 31, 2008.
(2)
Calculated based on a change of control taking place as of December 31, 2008.  For purposes of valuing equity awards, the amounts noted are based on a per share price of $0.28, which was the closing price as reported on the New York Stock Exchange Alternext US on December 31, 2008.

(3)	Represents one year of COBRA health benefits.

Equity Compensation Plan Information

2006 Equity Incentive Plan

We adopted our 2006 Equity Incentive Plan (“Incentive Plan”) on March 27, 2006 authorizing 2,000,000 shares under the Incentive Plan. At our May 8, 2007 annual meeting of shareholders our stockholders approved an amendment to the Incentive Plan to increase the total number of shares issuable up to a maximum of 6,000,000.

As of December 31, 2008, we had granted options to purchase 4,135,000 shares of Common Stock, of which 3,706,000 were outstanding at a weighted average exercise price of $2.33 per share and 154,918 shares of restricted stock.  As of December 31, 2008, there were 2,139,082 shares that remain available for future grant under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Stock Option Plan	3,706,000	$2.37	2,139,082

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	3,706,000	$2.37	2,139,082

The Incentive Plan is administered by a committee of three non-employee members of the Board, chosen by the Board, and is currently administered by the Compensation Committee.  The Compensation Committee has the authority to determine those individuals to whom stock options or other equity awards should be granted, the number of shares to be covered by each award, the exercise price, the type of award, the award period, the vesting restrictions, if any, with respect to exercise of each award, the terms for payment of the exercise price and other terms and conditions of each award.  The Board has established the Employee Stock Option Committee and appointed Kerry P. Gray as a member of the Employee Stock Option Committee.  The committee shall have the authority to grant stock options to new hires of the Company with the requirements that the new hire is a non-executive employee, that no such stock option grant shall exceed 25,000 shares, that such stock options shall have an exercise price of not less than the fair market value of our Common Stock on the date of grant and such stock options shall have the same terms as defined in our Incentive Plan.

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

Our Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees, officers, directors, and non-employee service providers.  A stock option may be an incentive stock option within the meaning of Section 422 of the Internal Revenue Code (“Code”) or a non-statutory stock option.

In general, the duration of a stock option granted under our Incentive Plan cannot exceed ten years.  The exercise price of an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of grant.  A non-statutory stock option may be granted with an exercise price as determined by the Board or a committee of the Board.  An incentive stock option may not be transferred, but a non-statutory stock option may be transferred as permitted in an individual stock option agreement and by will or the laws of descent and distribution.

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

The Incentive Plan administrator determines the term of stock options granted under our Incentive Plan, up to a maximum of ten years, except in the case of certain incentive stock options, as described above.  Unless the terms of an optionee's stock option agreement or employment agreement provide otherwise, if an optionee's relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionee may exercise any vested options for a period of ninety days following the cessation of service.  Unless the terms of an optionee's stock option agreement or service agreement provide otherwise, if an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionee dies within a certain period following cessation of service, the optionee or a beneficiary may exercise any vested options for a period of 12 months in the event of disability or death.  The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws.  In no event, however, may an option be exercised beyond the expiration of its term.

Stock appreciation rights ("SARs") granted under our Incentive Plan entitle the holder to receive, subject to the provisions of the Incentive Plan and an award agreement, a payment having an aggregate value equal to the product of (i) the excess of (A) the fair market value of a share of our Common Stock on the exercise date over (B) the base price per share specified in the award agreement, times (ii) the number of shares specified by the SAR, or portion thereof, which is exercised.  Payment of the amount receivable by a holder upon any exercise of a SAR may be made by the delivery of shares of our Common Stock or cash, or any combination of shares and cash, as determined by the plan administrator.  SARs are transferable only as provided for in the award agreement.  No SARs were granted or are outstanding as of December 31, 2008.

Restricted stock awards and stock unit awards granted under our Incentive Plan entitle the holder (i) in the case of restricted stock awards, to acquire shares of our Common Stock and (ii) in the case of stock unit awards, to be paid the fair market value of our Common Stock on the exercise date.  Stock unit awards may be settled in shares of Common Stock, cash or a combination thereof, as determined by the plan administrator.  Restricted stock awards and stock unit awards may be subject to vesting periods and other restrictions and conditions as the plan administrator may include in an award agreement.  Unvested restricted stock awards and stock units may not be transferred except as set forth in an award agreement.  As of December 31, 2008, no stock unit awards were granted or outstanding and restricted stock awards in an aggregate amount of 154,918 shares of restricted Common Stock were outstanding.

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

Uluru 401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees.  The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code.  The plan provides that each participant may contribute up to the statutory limit, which is $15,500 for each of calendar years 2008 and 2007.  Participants who are 50 years or older can also make "catch-up" contributions, which in calendar years 2008 and 2007 may be up to an additional $5,000 above the statutory limit.  Under the plan, each participant is fully vested in his or her deferred salary contributions, including any matching contributions by us, when contributed.  Participant contributions are held and invested by the participants in the plan's investment options. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule.  In 2008, we matched 100% of participant contributions up to the first four percent of eligible compensation.  We intend to match participant contributions at the same levels in 2009.  The Company incurs the administrative costs of our 401(k) plan.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of March 16, 2009, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of the Company’s Common Stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all directors and executive officers of the Company as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is c/o ULURU Inc., 4452 Beltway Drive, Addison, Texas 75001.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of Common Stock subject to options or warrants exercisable within 60 days of March 16, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 65,582,532 shares of Common Stock outstanding as of March 16, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

5% or Greater Stockholders:
Entities affiliated with O.S.S. Capital Management, LP (1)	11,687,415	17.8%
Entities affiliated with Brencourt Advisors LLC (2)	10,556,589	16.1%
William L. Collins (3)	359,062	0.5%
Kerry P. Gray (4)(5)	10,511,516	15.9%
JANA Partners LLC (6)	9,409,410	14.3%
Royce & Associates, LLC (7)	7,022,009	10.7%
Fidelity Management & Research Company(8)	3,769,949	5.7%

Directors and Named Executive Officers:
Renaat Van den Hooff, Chief Executive Officer, President (5)(9)	277,126	*
Terrance K. Wallberg, Chief Financial Officer, Treasurer (10)	395,531	*
William W. Crouse, Chairman, Director (11)	355,000	*
Jeffrey B. Davis, Director (12)	225,000	*
Kerry P. Gray, Director (4)(5)	10,511,516	15.9%
W. Anthony Vernon, Director (13)	100,000	*

Directors and Executive Officers as a Group (6 persons)	11,864,173	17.7%

* Less than 1% of the total outstanding Common Stock.

(1)
The address for O.S.S. Capital Management, LP, Oscar S. Schafer & Partners I, LP ("OSS I"), Oscar S. Schafer & Partners II, LP ("OSS II"), and O.S.S. Overseas LTD (“OSS Overseas”) is 598 Madison Avenue, 10th Floor, New York, NY 10022.  OSS I, OSS II, and OSS Overseas are holders of Common Stock.  All investment decisions of, and control of, OSS I and OSS II are held by its general partner, O.S.S. Advisors LLC.  Oscar S. Schafer and Andrew J. Goffe are the managing members of O.S.S. Advisors LLC.  All investment decisions of, and control of OSS Overseas are held by its investment manager, O.S.S. Capital Management LP.  Schafer Brothers LLC is the general partner of O.S.S. Capital Management LP.  Oscar S. Schafer and Andrew J. Goffe are the managing members of Schafer Brothers LLC.  Each of Messrs. Schafer and Goffe disclaims beneficial ownership of the shares held by OSS I, OSS II, OSS Overseas, and OSS Focus, except to the extent of their pecuniary interest therein.

(2)
The address for Brencourt Advisors LLC is 600 Lexington Avenue, New York, NY 10022.  Shares are owned directly by Brencourt Multi-Strategy Master LTD (3,960,697 shares), Brencourt Enhanced Multi-Strategy, L.P. (445,047 shares), Brencourt Multi-Strategy Enhanced Dedicated Fund, LP (365,901 shares), Brencourt Enhanced Multi-Strategy International, Ltd. (22,278 shares), Diadem IAM LTD (1,421,052), and Man Mac Shreckhorn 14B LTD (4,341,614 shares).  Brencourt Advisors LLC is the investment manager of each such entity.

(3)
The address for William L. Collins is c/o Brencourt Advisors LLC, 600 Lexington Avenue, New York, NY 10022.  Shares are owned directly by Mr. Collins.  Mr. Collins is the Chairman and CEO of Brencourt Advisors LLC and makes investment decisions on behalf of Brencourt Advisors, LLC.  Mr. Collins expressly disclaims beneficial interest in shares owned and controlled by Brencourt Advisors LLC.

(4)
Includes 1,500,000 shares held by Sally A. Gray, Trustee for benefit of Michael J. Gray and 1,500,000 shares held by Sally A. Gray, Trustee for benefit of Lindsay K. Gray. The beneficial ownership reported includes 500,000 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.

(5)
On March 9, 2009 Mr. Gray resigned as the Company’s President and Chief Executive Officer and Mr. Van den Hooff, the Company’s Executive Vice President – Operations, was appointed as his successor in these capacities.  Mr. Gray will continue to serve as a Director of the Company.

(6)
The address for JANA Partners LLC is 200 Park Avenue, Suite 3300, New York, NY 10166.  The beneficial ownership of our Common Stock by JANA Partners LLC is based upon a Schedule 13G filed with the SEC on February 17, 2009.

(7)
The address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.  The beneficial ownership of our Common Stock by Royce and Associates, LLC is based upon a Schedule 13G filed with the SEC on January 30, 2009.

(8)
The address for Fidelity Management & Research Company (“Fidelity”) is 82 Devonshire Street, Boston, MA 021099.  Fidelity is a wholly owned subsidiary of FMR LLC.  The ownership of one investment fund., Puritan Fund, amounted to 3,769,949 shares of Common Stock.  Edward C. Johnson 3rd, Chairman of FMR LLC, and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 3,769,949 shares owned by the Funds.  Neither FMR LLC nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees.

(9)	Includes 253,126 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.
(10)	Includes 145,836 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.
(11)	Includes 305,000 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.
(12)	Includes 225,000 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.
(13)	Includes 100,000 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 16, 2009.

Information regarding securities authorized for issuance under equity compensation plans is found above in Item 11 under “Equity Compensation Plan Information”.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In connection with Mr. Gray’s departure on March 9, 2009 as the Company’s President and Chief Executive Officer, the Company and Mr. Gray entered into the Separation Agreement whereby the Company will provide certain benefits to Mr. Gray, including: (i) $400,000 during the initial 12 months; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited stock options with respect to 300,000 shares of common stock previously held by him; and (iv) for a period of twenty-four (24) months the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin.  The Separation Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Separation Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions. The Separation Agreement also provides that Mr. Gray will continue as a director of the Company.

As of December 31, 2008 the Company was party to employment agreements with its named executive officers, which include Kerry P. Gray, President and Chief Executive Officer, Renaat Van den Hooff, Executive Vice President – Operations and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives to include Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Vice President – Material Science.  The employment agreement with Mr. Gray was terminated on March 9, 2009 pursuant to the terms of the Separation Agreement.  The employment agreement with Mr Van den Hooff has an initial term of two years and automatically renews for one year each year thereafter.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have an initial term of one year and automatically renew for one year each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of all invention and intellectual property rights to the Company.  Pursuant to the terms of the Separation Agreement, the non-competition and non-solicitation provisions of Mr. Gray’s employment agreement will survive until March 9, 2010 notwithstanding the termination of the other provisions of such employment agreement.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees billed by our principal independent auditors for each of our last two fiscal years.  For fiscal 2008, audit fees include an estimate of amounts not yet billed.

	Years Ended December 31,
Nature of Service	2008	2007
Audit fees (1)	$40,000	$64,231
Audit related fees (2)	$14,659	$16,267
Tax fees (3)	$-0-	$-0-
All other fees (4)	$-0-	$-0-

(1)
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.  The audit fees for 2008 were billed entirely by Lane Gorman Trubitt, L.L.P.  Audit fees for 2007 are comprised of $35,693 billed by Lane Gorman Trubitt, L.L.P. and $28,538 paid to our predecessor independent auditor, Braverman International, P.C.

(2)
Consists of fees billed for the review of our quarterly financial statements, review of our Forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings and engagements.

(3)
Consists of fees and professional services for tax compliance, tax advice, and tax planning.  The Company does not use its principal accountants to provide tax services.  McGuiness and Hodavance, CPAs billed $1,500 for tax return preparation for 2008 and 2007, respectively.

(4)
The services provided by our principal accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, internal controls, accounting issues and client conferences.  In 2008 we paid $1,295 to Braverman International, P.C., the Company’s predecessor independent auditor, for auditor consents.  In 2007 we paid $24,971 to Saville Dodgen & Company, P.A. for consulting on internal controls.

Pre-Approval Policy of Audit and Non-Audit Services

The Audit Committee charter requires the Audit Committee to approve all audit engagement fees and services and all permissible non-audit engagement fees and services with the independent auditor.  The Audit Committee may delegate the pre-approval of permissible non-audit services to a single member of the Audit Committee.  The Audit Committee provides a general pre-approval of certain audit and non-audit services on an annual basis.  The types of services that may be covered by a general pre-approval include other audit services, audit-related services, tax services and permissible non-audit services.  If a type of service is not covered by the Audit Committee’s general pre-approval, the Audit Committee, or one of its members, must review the service on a specific case-by-case basis and pre-approve it if such service is to be provided by the independent auditor.  Annual audit services engagement fees and services require specific pre-approval of the Audit Committee.  Any proposed services exceeding pre-approved costs also require specific pre-approval by the Audit Committee or one of its members.  For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.  The Audit Committee may delegate either type of pre-approval authority to one or more of its members.

Part IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	63
		Consolidated Balance Sheets as of December 31, 2008 and 2007	64
		Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	65
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007	66
		Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	67
		Notes to Consolidated Financial Statements	68

	2.	Financial Statement Schedules

		All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.

	3.	List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

		▪ should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
		▪ have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
		▪ may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
		▪
were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ULURU Inc.

Date: March 30, 2009	By	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer
Principal Executive Officer

Date: March 30, 2009	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/ William W. Crouse
William W. Crouse, Director

Date: March 30, 2009	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 30, 2009	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 30, 2009	/s/ W. Anthony Vernon
W. Anthony Vernon, Director

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets as of December 31, 2008 and 2007	64

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	65

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007	66

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	67

Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of ULURU Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Lane Gorman Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P.
Dallas, TX

March 30, 2009

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$7,567,588	$13,979,828
Accounts receivable	195,562	836,075
Inventory	1,080,266	319,413
Prepaid expenses and deferred charges	468,625	400,830
Total Current Assets	9,312,041	15,536,146

Property and Equipment, net	1,828,040	1,532,881

Other Assets
Patents, net	9,965,169	11,033,477
Deposits	20,819	20,499
Total Other Assets	9,985,988	11,053,976

TOTAL ASSETS	$21,126,069	$28,123,003

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,441,986	$790,412
Accrued liabilities	648,546	424,395
Deferred revenue – current portion	122,164	55,147
Royalty advance	30,417	120,035
Total Current Liabilities	2,243,113	1,389,989

Long Term Liabilities
Deferred revenue, net – less current portion	1,356,526	495,281

TOTAL LIABILITIES	3,599,639	1,885,270

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock – $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
65,509,481 and 62,416,881 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	65,510	62,417
Additional paid-in capital	44,057,757	42,989,518
Accumulated (deficit)	(26,596,837)	(16,814,202)
TOTAL STOCKHOLDERS’ EQUITY	17,526,430	26,237,733

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,126,069	$28,123,003

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
REVENUES
License fees	$230,308	$909,252
Royalty income	286,303	281,491
Product sales	184,050	---
Other	32,810	275,001
Total Revenues	733,471	1,465,744

COSTS AND EXPENSES
Cost of goods sold	140,822	---
Research and development	3,503,638	2,211,698
Selling, general and administrative	5,992,097	3,045,065
Amortization	1,082,571	1,078,351
Depreciation	114,048	72,942
Total Costs and Expenses	10,833,176	6,408,056

OPERATING (LOSS)	(10,099,705)	(4,942,312)

Other Income (Expense)
Interest and miscellaneous income	317,070	791,687
Interest expense	---	(2,006)

(Loss) Before Income Taxes	(9,782,635)	(4,152,631)

Income taxes	---	---

NET (LOSS)	$(9,782,635)	$(4,152,631)

Basic and diluted net (loss) per common share	$(0.15)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,775,653	61,798,882

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2008 and 2007
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2006	59,897,022	59,897	41,886,896	(12,661,571)	29,285,222

Issuance of common stock – 1,571,073 shares for cashless exercise of warrants (1,589,400 shares)	1,571,073	1,571	(1,571)	---	---

Issuance of common stock for exercises of warrants	943,933	944	501,996	---	502,940

Issuance of common stock for exercise of stock options	5,000	5	19,995	---	20,000

Repurchases of common stock	(147)	---	(476)	---	(476)

Share-based compensation of employees	---	---	211,854	---	211,854
Share-based compensation of non-employees	---	---	370,824	---	370,824

Net (loss) for the year	---	---	---	(4,152,631)	(4,152,631)
Balance as of December 31, 2007	62,416,881	62,417	42,989,518	(16,814,202)	26,237,733

Issuance of common stock – 3,042,600 shares for cashless exercise of warrants (3,066,667 shares)	3,042,600	3,043	(3,043)	---	---

Issuance of common stock for exercise of stock options	50,000	50	47,450	---	47,500

Share-based compensation of employees	---	---	844,340	---	844,340
Share-based compensation of non-employees	---	---	179,492	---	179,492

Net (loss) for the year	---	---	---	(9,782,635)	(9,782,635)
Balance as of December 31, 2008	65,509,481	$65,510	$44,057,757	$(26,596,837)	$17,526,430

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008		2007
OPERATING ACTIVITIES :
Net (loss)		$(9,782,635)		$(4,152,631)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization		1,082,571		1,078,351
Depreciation		138,292		72,942
Share-based compensation for stock and options issued to employees		844,340		211,854
Share-based compensation for options issued to non-employees		179,492		370,824

Change in operating assets and liabilities:
Accounts receivable		640,513		(163,541)
Inventory		(760,853)		(319,413)
Prepaid expenses and deferred charges		(67,795)		(134,895)
Deposits		(320)		250
Accounts payable		651,574		516,878
Accrued liabilities		224,151		(114,807)
Deferred revenue		928,262		550,428
Royalty advance		(89,618)		(99,233)
Total		3,770,609		1,969,638

Net Cash (Used in) Operating Activities		(6,012,026)		(2,182,993)

INVESTING ACTIVITIES :
Purchase of property and equipment		(447,714)		(927,650)
Net Cash (Used in) Investing Activities		(447,714)		(927,650)

FINANCING ACTIVITIES :
Payment of asset purchase obligation		---		(350,000)
Proceeds from warrant exercises		---		502,940
Proceeds from stock option exercises		47,500		20,000
Repurchases of common stock		---		(476)
Net Cash Provided by Financing Activities		47,500		172,464

Net Increase (Decrease) in Cash		(6,412,240)		(2,938,179)

Cash, beginning of period		13,979,828		16,918,007
Cash, end of period		$7,567,588		$13,979,828

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 3,042,600 shares of common stock pursuant to cashless exercise of warrants to purchase 3,066,667 shares of common stock	$	---

Issuance of 1,571,073 shares of common stock pursuant to cashless exercise of warrants to purchase 1,589,400 shares of common stock			$	---

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---		$2,006

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified pharmaceutical company focused on establishing a market leadership position in the development of wound management, plastic surgery and oral care products utilizing innovative drug delivery solutions to improve the clinical outcome of patients and provide a pharmacoeconomic benefit to healthcare providers.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company estimates the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2008 and December 31, 2007, no allowance for collectibility was needed and there were no accounts written off as uncollectible during the years ended December 31, 2008 and 2007.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the United States Food and Drug Administration (“FDA”) in connection with new drug applications submitted by the Company and annual prescription drug user fees. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 30th.

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

During the year ended December 31, 2008, we performed an evaluation of our intangible assets for purposes of determining possible impairment.  Upon completion of the evaluation, the undiscounted cash flows of our intangible assets exceeded the recorded remaining book value, therefore there were no impairment losses determined or recorded for the year ended December 31, 2008.

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

We recognize revenue from performance payments ratably, when such performance is substantially in our control and when we believe that completion of such performance is reasonably probable, over the period during which we estimate that we will complete such performance obligations.  In circumstances where the arrangement includes a refund provision, we defer revenue recognition until the refund condition is no longer applicable unless, in our judgment, the refund circumstances are within our operating control and are unlikely to occur.

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

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2008 and 2007.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  During 2008, we utilized Bank of America and Bank of America Investments Services, Inc. as our banking institutions.  At December 31, 2008 and December 31, 2007 our cash and cash equivalents totaled $7,567,588 and $13,979,828, respectively.  However, because our deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.

We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2008 and at December 31, 2007.  As of December 31, 2008, two customers exceeded the 5% threshold, one with 94% and the other with 5%.  Two customers exceeded the 5% threshold at December 31, 2007, one with 92% and the other with 7%.  We believe that the customer accounts are fully collectible as of December 31, 2008.

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

We determined that all embedded items associated with financial instruments during 2008 and 2007 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2008 and 2007, we did not have any derivative instruments.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption is not expected to have a material effect on our consolidated financial statements.

New Accounting Standards Not Yet Adopted

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities.  The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and the Company anticipates adoption in the first quarter of fiscal 2010.  The Company has not determined the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

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

Our revenues are currently derived primarily from one licensee for domestic activities, two licensees for international activities, and our own sales force for the domestic sales of Altrazeal™.

Revenues per geographic area for the year ended December 31 are summarized as follows:

Revenues	2008	%	2007	%
Domestic	$268,668	37%	$374,234	26%
International	464,803	63%	1,091,510	74%
Total	$733,471	100%	$1,465,744	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales are represented on the following table:

Customers	Product	2008	2007
ProStrakan, Ltd.	Zindaclin®	47%	71%
Discus Dental, Inc.	Aphthasol®	35%	7%
Meldex International	OraDisc™ B	11%	*
Wyeth Pharmaceuticals, Inc.	Sponsored research	*	12%
Total		93%	90%

* Sales from these customers were less than 10% of total sales for the period reported.

NOTE 5.                      INVENTORY

As of December 31, 2008, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™, and Altrazeal™ finished goods.  Inventory consisted of the following at December 31:

Inventory	2008	2007
Raw materials	$113,916	$137,311
Work-in-progress	344,921	182,102
Finished goods	621,429	---
Total	$1,080,266	$319,413

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31:

Property and equipment	2008	2007
Laboratory equipment	$427,888	$412,683
Manufacturing equipment	1,469,046	1,071,173
Computers, office equipment, and furniture	150,589	115,953
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,147,472	1,699,758
Less: accumulated depreciation and amortization	(319,432)	(166,877)
Property and equipment, net	$1,828,040	$1,532,881

Depreciation and amortization expense on property and equipment was $152,555, of which $24,244 was included in Cost of goods sold, and $85,901 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at December 31:

Patents	2008	2007
Zindaclin®	$3,729,000	$3,729,000
Amlexanox (Aphthasol®)	2,090,000	2,090,000
Amlexanox (OraDisc™ A)	6,873,080	6,873,080
OraDisc™	73,000	73,000
Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	(3,389,769)	(2,321,461)
Patents, net	$9,965,169	$11,033,477

Amortization expense on patents was $1,068,308 and $1,065,392 for the years ended December 31, 2008 and 2007, respectively.  The future aggregate amortization expense for patent assets, remaining as of December 31, 2008, is as follows:

Calendar Years	Future Amortization Expense
2009	1,065,390
2010	1,065,390
2011	1,015,436
2012	723,428
2013	721,452
2014 & Beyond	5,374,073
Total	$9,965,169

NOTE 8.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2008	2007
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	430,583	276,612
Accrued insurance payable	---	---
Contract research/clinical payable	110,180	40,000
Other	1,484	1,484
Total accrued liabilities	$648,546	$424,395

NOTE 9.                      ADVANCE ROYALTY

As part of the October 12, 2005 asset purchase from Access, we assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor for Aphthasol® paste.  Royalties earned from the sale of Aphthasol® by the distributor will first be offset against the advanced royalty.

Royalty Advance, April 2005	$500,000

Royalties earned – 2005	30,944
Royalties earned – 2006	249,788
Royalties earned – 2007	99,233
Royalty Advance, as of December 31, 2007	120,035

Royalties earned – 2008	89,618
Royalty Advance, as of December 31, 2008	$30,417

NOTE 10.                      STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2008, the Company had 65,509,481 shares of common stock issued and outstanding.  The Company issued 3,092,600 shares of common stock for the year ended December 31, 2008 pursuant to the exercise of warrants and stock options.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2008 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2006	8,395,000	$0.43

Warrants issued	---	---
Warrants exercised	(2,533,333)	0.23
Warrants cancelled	---	---
Balance as of December 31, 2007	5,861,667	$0.52

Warrants issued	---	---
Warrants exercised	(3,066,667)	0.01
Warrants cancelled	---	---
Balance as of December 31, 2008	2,795,000	$1.07

Of the warrant shares subject to exercise as of December 31, 2008, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	2,795,000

NOTE 11.                      EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2008	2007
Antidilutive warrants to purchase common stock	2,795,000	5,861,667
Antidilutive options to purchase common stock	3,706,000	2,225,000
Restricted vesting common stock	154,918	55,195
Total	6,655,918	8,141,862

NOTE 12.                      SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We follow the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the years ended December 31:

	2008	2007
Incentive Stock Options
Expected volatility (1)	68.2%	52.3%
Risk-fee interest rate % (2)	2.79%	4.27%
Expected term (in years)	5.0	5.0
Dividend yield (3)	0.0%	0.0%

Nonstatutory Stock Options
Expected volatility (1)	69.4%	49.9%
Risk-fee interest rate % (2)	3.23%	4.67%
Expected term (in years)	3.3	1.0
Dividend yield (3)	0.0%	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2008	2007
Incentive Stock Options
Quantity	1,550,000	675,000
Weighted average fair value per share	$1.19	$2.22
Fair value	$1,845,089	$1,497,195

Nonstatutory Stock Options
Quantity	355,000	205,000
Weighted average fair value per share	$0.70	$0.96
Fair value	$249,375	$196,576

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options, in accordance with SFAS 123(R), for the years ended December 31:

	2008	2007
Research and development	$144,757	$123,208
Selling, general and administrative	807,174	414,811
Total share-based compensation expense	$951,931	$538,019

At December 31, 2008, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $2,527,177.  The period over which the unearned share-based compensation is expected to be recognized is approximately four years.

The following table presents the activity for stock options for the two years ended December 31, 2008:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2006	1,350,000	$1.29
Granted	880,000	4.46
Forfeited/cancelled	---	---
Exercised	(5,000)	4.00
Outstanding as of December 31, 2007	2,225,000	2.54
Granted	1,905,000	2.06
Forfeited/cancelled	(374,000)	1.99
Exercised	(50,000)	0.95
Outstanding as of December 31, 2008	3,706,000	$2.37

The following table presents the stock option grants outstanding and exercisable as of December 31, 2008:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
945,000	$0.94	8.4	325,000	$0.95
630,000	1.57	8.6	350,000	1.65
1,296,000	2.45	6.0	---	---
835,000	4.46	8.6	391,152	4.42
3,706,000	$2.37	7.7	1,066,562	$2.45

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31, 2008 and 2007, which were allocated as follows:

	2008	2007
Research and development	$17,022	$12,673
Selling, general and administrative	54,879	31,986
Total share-based compensation expense	$71,901	$44,659

At December 31, 2008, the balance of unearned restricted share-based compensation to be expensed in future periods is approximately $281,208.

The following table presents the activity for non-vested restricted stock awards for the two years ended December 31, 2008:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2006	---	$	---
Granted	56,035		4.00
Forfeited/cancelled	(840)		4.00
Exercised	---		---
Outstanding as of December 31, 2007	55,195		$4.00
Granted	101,677		2.01
Forfeited/cancelled	(1,954)		3.83
Exercised	---		---
Outstanding as of December 31, 2008	154,918		$2.70

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of December 31, 2008, we had granted options to purchase 4,135,000 shares of Common Stock, of which 3,706,000 were outstanding at a weighted average exercise price of $2.37 per share and 154,918 shares of restricted stock.  As of December 31, 2008, there were 2,139,082 shares that remain available for future grant under our Incentive Plan.

NOTE 13.                      EMPLOYMENT BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  The Company’s contributions to the 401(k) Plan vest immediately.  The Company contributed $78,365 and $47,932 to the 401(k) Plan during the years ended December 31, 2008 and 2007, respectively.

NOTE 14.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2008, of approximately $10,187,027 were reduced to zero, after considering the valuation allowance of $10,187,027, since there is no assurance of future taxable income.  As of December 31, 2008 we have consolidated net operating loss carryforwards and research credit carryforwards for income tax purposes of approximately $26,934,828 and $320,749, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
Total	$26,934,828		$320,749

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	2008		2007
Deferred tax assets:
Net operating loss carryforwards		$9,733,962		$6,338,461
Intangible assets		192,308		130,016
Other		320,749		186,964
Total gross deferred tax assets		10,247,019		6,655,441

Deferred tax liabilities:
Property and equipment		59,992		30,258
Total gross deferred tax liabilities		59,992		30,258

Net total of deferred assets and liabilities		10,187,027		6,625,182
Valuation allowance		(10,187,027)		(6,625,182)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $3,561,845 and $1,333,409 in 2008 and 2007, respectively.

The following a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2008		2007
Expected income tax (benefit) at federal statutory tax rate -35%		$(3,423,922)	$	(1,406,041)
Permanent differences		308,603		205,063
Research tax credits		(139,753)		---
Amortization of deferred start up costs		---		(6,511)
Valuation allowance		3,255,072		1,207,489
Income tax expense	$	---	$	---

Because of the significant share issuances in 2003 and 2006, the net operating loss carryforwards may be limited in their annual use when applied against taxable earnings in future periods pursuant to Section 382 of the Internal Revenue Code.

NOTE 15.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,228 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of December 31, 2008:

Calendar Years	Future Lease Expense
2009	$110,736
2010	110,736
2011	110,736
2012	110,736
2013	27,684
Total	$470,628

Rent expense for our operating lease amounted to $107,093 and $112,529 for the years ended December 31, 2008 and 2007, respectively.

Employment Agreements

As of December 31, 2008 the Company is party to employment agreements with its officers, which include Kerry P. Gray, President and Chief Executive Officer, Renaat Van den Hooff, Executive Vice President – Operations and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Vice President – Material Science.  The employment agreements with Mssrs. Gray and Van den Hooff are for three and two years, respectively, and include an automatic renewal of one year.  The employment agreements with Mssrs. Wallberg, Moro, and St. John are for one year and include an automatic renewal of one year.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of all invention and intellectual property rights to the Company.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on, our achievement of certain annual net sales, cumulative net sales, and/or reached certain defined technology milestones including licensing agreements and advancing products to clinical development.

As of December 31, 2008, the future milestone obligations that we are subject to paying Access, if achieved, total $4,750,000; relating to milestones based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

On March 7, 2008, the Company terminated the license agreement with ProStrakan for Amlexanox related products in the United Kingdom and Ireland.  As part of the termination, the Company agreed to pay ProStrakan a royalty of 30% on any future payments received by the Company from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.  On November 17, 2008, the Company conveyed the Amlexanox related product rights to the United Kingdom and Ireland territories to MEDA AB.

NOTE 16.                      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2008 and 2007. The Company has derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$255,818	$95,699	$125,437	$256,517
Costs and expenses	2,195,522	2,508,283	2,937,036	3,192,335
Operating (loss)	(1,939,704)	(2,412,584)	(2,811,599)	(2,935,818)
Other income (expense)	125,045	78,888	65,868	47,269
Net (loss)	$(1,814,659)	$(2,333,696)	$(2,745,731)	$(2,888,549)

Basic and diluted net (loss) per common share	$(0.03)	$(0.04)	$(0.04)	$(0.04)

2007
Revenues	$383,511	$118,788	$129,906	$833,539
Costs and expenses	1,442,893	1,533,146	1,566,846	1,865,171
Operating (loss)	(1,059,382)	(1,414,358)	(1,436,940)	(1,031,632)
Other income (expense)	212,231	205,825	197,104	174,521
Net (loss)	$(847,151)	$(1,208,533)	$(1,239,836)	$(857,111)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

NOTE 17.                      SUBSEQUENT EVENTS

On January 5, 2009, the Company received a notice of termination from Bio Med Sciences, Inc. (“BioMed”), of that certain Agreement and Plan Merger, dated as of July 9, 2008, among the Company, BioMed, Cardinia Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and the members of a certain Holders Representative Committee referenced therein.

On March 9, 2009, Kerry P. Gray resigned as President and Chief Executive Officer of the Company.  Renaat Van den Hooff, the Company’s Executive Vice President Operations, was appointed to serve as President and Chief Executive Officer.  In connection with Mr. Gray’s departure, the Company and Mr. Gray entered into a Separation Agreement (the “Agreement”), dated March 9, 2009.  Pursuant to the Agreement, the Company will provide certain benefits to Mr. Gray, including: (i) $400,000 during the initial 12 months; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited stock options with respect to 300,000 shares of common stock previously held by him; and (iv) for a period of twenty-four (24) months the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions. The Agreement also provides that Mr. Gray will continue as a director of the Company.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007 (8)
3.2		Amended and Restated Bylaws dated December 5, 2008 (11)
10.1		Warrant issued by the Registrant to Prenox, LLC, dated October 12, 2005. (1)
10.2		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.3		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.6		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.7		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.8		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Kerry P. Gray. (3)
10.11	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.12	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.13		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 20, 2006. (4)
10.14		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.15	*	Uluru Inc. 2006 Equity Incentive Plan (2)
10.16		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.17		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.18		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.19		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.20	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.21		License and Supply Agreement dated February 6, 2007 by and between DexoBiopharm LTD and ULURU Inc. (7)
10.22	*	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff. (9)
10.23		Agreement and Plan or Merger dated July 9, 2008 by and among ULURU Inc., Cardinia Acquisition Corp., BioMed Sciences, Inc., and the Holders Representative Committee referenced therein. (10)
10.24	**	License and Supply Agreement dated November 17, 2008 by and between Meda AB and ULURU Inc.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007
(7)		Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2007
(8)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007
(9)		Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007
(10)		Incorporated by reference to the Company’s Form 10-Q filed on August 8, 2008
(11)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.