Form 10-K/A
period 2008-12-31
ULURU INC.
filed 2009-04-08
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) of ULURU Inc. (the “Company”) is being filed to include Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently left out of the Annual Report filed with Securities and Exchange Commission on March 30, 2009.  Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

Part IV

Item 15.                      Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 1 to Annual Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ULURU Inc.

Date: April 8, 2009	By	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer
Principal Executive Officer

Date: April 8, 2009	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

23.1	Consent of the Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002