Form 10-Q
period 2009-03-31
ULURU INC.
filed 2009-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of outstanding shares of our common stock on May 15, 2008 was 65,582,532.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$5,139,376	$7,567,588
Accounts receivable	232,285	195,562
Inventory	1,073,789	1,080,266
Prepaid expenses and deferred charges	351,485	468,625
Total Current Assets	6,796,935	9,312,041

Property and Equipment, net	1,791,380	1,828,040

Other Assets
Patents, net	9,702,468	9,965,169
Deposits	20,819	20,819
Total Other Assets	9,723,287	9,985,988

TOTAL ASSETS	$18,311,602	$21,126,069

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,118,033	$1,441,986
Accrued liabilities	546,591	648,546
Deferred revenue – current portion	99,974	122,164
Royalty advance	9,254	30,417
Total Current Liabilities	1,773,852	2,243,113

Long Term Liabilities
Deferred revenue, net – less current portion	1,331,875	1,356,526

TOTAL LIABILITIES	3,105,727	3,599,639

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
65,582,532 and 65,509,481 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	65,583	65,510
Additional paid-in capital	44,858,798	44,057,757
Accumulated (deficit)	(29,718,506)	(26,596,837)
TOTAL STOCKHOLDERS’ EQUITY	15,205,875	17,526,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,311,602	$21,126,069

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
License fees	$24,651	$13,771
Royalty income	79,245	75,574
Product sales	32,643	166,473
Other	32,190	---
Total Revenues	168,729	255,818

COSTS AND EXPENSES
Cost of goods sold	6,077	137,614
Research and development	775,418	875,216
Selling, general and administrative	2,224,619	893,235
Amortization	266,267	269,185
Depreciation	32,571	20,272
Total Costs and Expenses	3,304,952	2,195,522

OPERATING (LOSS)	(3,136,223)	(1,939,704)

Other Income (Expense)
Interest and miscellaneous income	14,554	125,045
Interest expense	---	---

(LOSS) BEFORE INCOME TAXES	(3,121,669)	(1,814,659)

Income taxes	---	---

NET (LOSS)	$(3,121,669)	$(1,814,659)

Basic and diluted net (loss) per common share	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,525,288	62,429,586

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009		2008
OPERATING ACTIVITIES :
Net (loss)		$(3,121,669)		$(1,814,659)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization		266,267		269,185
Depreciation		47,271		20,272
Share-based compensation for stock and options issued to employees		756,657		167,147
Share-based compensation for options issued to non-employees		44,457		40,215

Change in operating assets and liabilities:
Accounts receivable		(36,723)		(39,088)
Inventory		6,477		90,501
Prepaid expenses and deferred charges		117,141		125,685
Accounts payable		(323,953)		172,538
Accrued liabilities		(101,955)		(78,647)
Deferred revenue		(46,841)		586,229
Royalty advance		(21,163)		(20,526)
Total		707,634		1,333,511

Net Cash (Used in) Operating Activities		(2,414,035)		(481,148)

INVESTING ACTIVITIES :
Purchase of property and equipment		(14,177)		(374,952)
Net Cash (Used in) Investing Activities		(14,177)		(374,952)

FINANCING ACTIVITIES :
Proceeds from stock option exercises		---		47,500
Net Cash Provided by Financing Activities		---		47,500

Net (Decrease) Increase in Cash		(2,428,212)		(808,600)

Cash, beginning of period		7,567,588		13,979,828
Cash, end of period		$5,139,376		$13,171,228

Supplemental Schedule of Noncash Investing and Financing Activities :

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---	$	---

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented NanoflexTM and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of American (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008 have been made.

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

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.

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

NOTE 4.                      SEGMENT INFORMATION

We operate in one business segment: the research, development and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from one licensee for domestic activities, two licensees for international activities, and our own sales force for the domestic sale of Altrazeal™.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2009	%	2008	%
Domestic	$53,807	32%	$187,000	73%
International	114,922	68%	68,818	27%
Total	$168,729	100%	$255,818	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2009	2008
Discus Dental, Inc.	Aphthasol®	13%	73%
ProStrakan, Ltd.	Zindaclin®	34%	22%
Hoffmann-LaRoche	OraDisc™	19%	*
Meldex International	OraDisc™ B	14%	*
Total		80%	95%

* Sales from these customers were less than 10% of total sales for the period reported.

NOTE 5.                      INVENTORY

As of March 31, 2009, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™, and Altrazeal™ finished goods.  Inventory consisted of the following at March 31, 2009 and December 31, 2008:

Inventory	March 31, 2009	December 31, 2008
Raw materials	$112,002	$113,916
Work-in-progress	360,603	344,921
Finished goods	601,184	621,429
Total	$1,073,789	$1,080,266

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at March 31, 2009 and December 31, 2008:

Property and equipment	March 31, 2009	December 31, 2008
Laboratory equipment	$427,888	$427,888
Manufacturing equipment	1,483,223	1,469,046
Computers, office equipment, and furniture	150,589	150,589
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,161,649	2,147,472
Less: accumulated depreciation and amortization	(370,269)	(319,432)
Property and equipment, net	$1,791,380	$1,828,040

Depreciation and amortization expense on property and equipment was $36,137 and $23,838 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at March 31, 2009 and December 31, 2008:

Patents	March 31, 2009	December 31, 2008
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(3,652,470)	(3,389,769)
Patents, net	$9,702,468	$9,965,169

Amortization expense on patents was $262,701 and $265,619 for the three months ended March 31, 2009 and 2008, respectively.  The future aggregate amortization expense for patent assets, remaining as of March 31, 2009, is as follows:

Calendar Years	Future Amortization Expense
2009 (Nine months)	$802,689
2010	1,065,390
2011	1,015,436
2012	723,428
2013	721,452
2014 & Beyond	5,374,073
Total	$9,702,468

NOTE 8.                      STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2009, the Company had 65,582,532 shares of common stock issued and outstanding.  The Company issued 73,051 shares of common stock during the three months ended March 31, 2009 pursuant to the vesting of restricted stock awards.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2009 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2008	2,795,000	$1.07
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2009	2,795,000	$1.07

Of the warrant shares subject to exercise as of March 31, 2009, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	2,795,000

NOTE 9.                      EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Antidilutive warrants to purchase common stock	2,795,000	2,795,000
Antidilutive options to purchase common stock	3,321,000	3,706,000
Restricted vesting common stock	952,429	154,918
Total	7,068,429	6,655,918

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

	2009	2008
Incentive Stock Options
Expected volatility (1)	---	67.1%
Risk-free interest rate % (2)	---	2.70%
Expected term (in years)	---	5.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	3.8%

Nonstatutory Stock Options
Expected volatility (1)	73.7%	67.1%
Risk-free interest rate % (2)	1.79%	2.71%
Expected term (in years)	3.0	4.4
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	2009	2008
Incentive Stock Options
Quantity	---	1,255,000
Weighted average fair value per share	---	$1.30
Fair value	---	$1,631,404

Nonstatutory Stock Options
Quantity	75,000	85,000
Weighted average fair value per share	$0.14	$1.25
Fair value	$10,672	$106,649

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	2009	2008
Research and development	$35,690	$32,129
Selling, general and administrative	594,141	160,606
Total share-based compensation expense	$629,831	$192,735

At March 31, 2009, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $1,559,493.  The period over which the unearned share-based compensation is expected to be recognized is approximately four years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2008	3,706,000	$2.37
Granted	75,000	0.29
Forfeited/cancelled	(460,000)	2.29
Exercised	---	---
Outstanding as of March 31, 2009	3,321,000	$2.33

The following table presents the stock option grants outstanding and exercisable as of March 31, 2009:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
955,000	$0.89	8.2	365,624	$0.95
615,000	1.57	8.3	350,000	1.65
931,000	2.43	6.2	252,145	2.43
820,000	4.47	8.4	424,062	4.44
3,321,000	$2.33	7.7	1,391,831	$2.46

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	2009	2008
Research and development	$6,111	$3,658
General and administrative	165,172	10,969
Total share-based compensation expense	$171,283	$14,627

At March 31, 2009, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $265,835.

The activity of our non-vested restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	154,918	$2.70
Shares granted	871,530	0.19
Shares forfeited/cancelled	(968)	2.31
Shares exercised/issued	(73,051)	3.37
Outstanding as of March 31, 2009	952,429	$0.35

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of March 31, 2009, we had granted options to purchase 4,210,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,321,000 were outstanding at a weighted average exercise price of $2.33 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 952,429 were outstanding.  As of March 31, 2009, there were 1,598,520 shares that remained available for future grant under our Incentive Plan.

NOTE 11.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 12.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,228 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of March 31, 2009:

Calendar Years	Future Lease Expense
2009 (Nine months)	$83,055
2010	110,740
2011	114,755
2012	116,094
2013	29,024
Total	$453,668

Rent expense for our operating lease amounted to $27,415 and $27,924 for the three months ended March 31, 2009 and 2008, respectively.

Employment Agreements

As of March 31, 2009 the Company is party to employment agreements with its officers, which include Renaat Van den Hooff, President and Chief Executive Officer and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreement with Mr. Van den Hooff has an initial term of two years and includes an automatic one-year term renewal for each year thereafter.  The employment agreements with Mssrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

On March 9, 2009 the Company entered into a separation agreement (the “Agreement”) with Kerry P. Gray, the Company’s former Chief Executive Officer, whereby the Company will provide certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following the date of the Agreement; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following the date of the Agreement the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions. The Agreement also provides that Mr. Gray will continue as a director of the Company.

Note Purchase Agreement

On March 31, 2009, the Company entered into a Note Purchase Agreement with York Pharma, plc, a public limited company incorporated under the laws of England and Wales (“York”).  The Note Purchase Agreement provides for a secured revolving credit facility of up to $1,000,000 (the “Facility”).  The Facility is repayable, along with accrued interest, upon the earlier of (i) six (6) months from the date of the first drawdown under the Agreement and (ii) thirty (30) days after the termination of discussions with York regarding a potential strategic transaction.  After the initial drawdown of $500,000 which was made on April 2, 2009, any subsequent draw-downs under the Facility will be at the sole and absolute discretion of the Company.  All loans made to York by the Company pursuant to the Note Purchase Agreement are secured by substantially all of the assets of York, including York’s intellectual property.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2009, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

On March 7, 2008, the Company terminated the license agreement with ProStrakan Ltd. for Amlexanox-related products in the United Kingdom and Ireland.  As part of the termination, the Company agreed to pay ProStrakan Ltd. a royalty of 30% on any future payments received by the Company from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.  On November 17, 2008, the Company conveyed the Amlexanox-related product rights to the United Kingdom and Ireland territories to MEDA AB.

NOTE 12.                      SUBSEQUENT EVENTS

On April 6, 2009, the Company signed a non-binding offer to acquire all of the issued share capital of York Pharma, plc (“York”), a public limited company incorporated under the laws of England and Wales.  York is a skin care company with operations or distribution networks throughout Europe with an established revenue base.  A condition to the Company’s offer is that the outstanding debt of York (currently being U.S. $6 million of unsecured Convertible Loan Notes due in 2014, together with accrued interest thereon) shall be converted into ordinary shares of York prior to the closing of any offer by ULURU.  Under the indicative terms set out in the non-binding offer letter, the Company would issue approximately 19.9 million shares of its common stock to York shareholders and York shareholders (as enlarged by the conversion of the outstanding debt) would own approximately 23% of the combined company (subject to dilution if the Company were to issue additional shares of common stock prior to a closing).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K, referred to as our 2008 Form 10-K, which has been previously filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations through September 2009.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2008 Form 10-K under “Risks Associated with our Business”.

Business Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented NanoflexTM and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Recent Developments

On April 6, 2009, the Company signed a non-binding offer to acquire all of the issued share capital of York Pharma, plc, a public limited company incorporated under the laws of England and Wales.  York is a skin care company with operations or distribution networks throughout Europe with an established revenue base.  A condition to the Company’s offer is that the outstanding debt of York (currently being U.S. $6 million of unsecured Convertible Loan Notes due in 2014, together with accrued interest thereon) shall be converted into ordinary shares of York prior to the closing of any offer by ULURU.  Under the indicative terms set out in the non-binding offer letter, the Company would issue approximately 19.9 million shares of its common stock to York shareholders and York shareholders (as enlarged by the conversion of the outstanding debt) would own approximately 23% of the combined company (subject to dilution if the Company were to issue additional shares of common stock prior to a closing).

On March 31, 2009, the Company entered into a Note Purchase Agreement with York Pharma, plc, a public limited company incorporated under the laws of England and Wales.  The Note Purchase Agreement provides for a secured revolving credit facility of up to $1,000,000.  The Facility is repayable, along with accrued interest, upon the earlier of (i) six (6) months from the date of the first drawdown under the Agreement and (ii) thirty (30) days after the termination of discussions with York regarding a potential strategic transaction.  After the initial drawdown of $500,000 which was made on April 2, 2009, any subsequent draw-downs under the Facility will be at the sole and absolute discretion of the Company.  All loans made to York by the Company pursuant to the Note Purchase Agreement are secured by substantially all of the assets of York, including York’s intellectual property.

Effective March 9, 2009, Kerry P. Gray resigned as the President and Chief Executive Officer of the Company.  Renaat Van den Hooff, the Company’s Executive Vice President Operations, has been appointed to serve as President and Chief Executive Officer.  Mr. Gray will remain with the Company as a member of the Board of Directors and consultant, as described below.  In connection with Mr. Gray’s departure, the Company and Mr. Gray entered into a Separation Agreement (the “Agreement”).  Pursuant to the Agreement, the Company will provide certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following Mr. Gray’s resignation; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following Mr. Gray’s resignation the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The Agreement also provides that Mr. Gray will serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray will not be paid for the performance of such consulting services.  The Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.  The Agreement also provides that Mr. Gray will continue as a director of the Company.

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

Comparison of the three months ended March 31, 2009 and 2008

Total Revenues

Revenues were $168,729 for the three months ended March 31, 2009, as compared to revenues of $255,818 for the three months ended March 31, 2008, and were comprised of licensing fees of approximately $25,000 for two OraDisc™ licensing agreements, $21,000 for domestic royalties from the sale of Aphthasol® by our distributor, $58,000 of foreign royalties from the sale of Zindaclin®, $32,000 of sponsored research projects, and product sales of approximately $33,000 for Altrazeal™.

The first quarter 2009 revenues represent an overall decrease of approximately $87,000 versus the comparative first quarter 2008 revenues, due primarily to a decrease of $167,000 in Aphthasol® product sales as we did not sell any finished product to our domestic distributor during the first quarter of 2009.  This decrease was partially offset by increases in OraDisc™ related licensing fees of $11,000, sponsored research of $32,000, and Altrazeal™ product sales of $33,000.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2009 was $6,077 and was comprised entirely of costs associated with Altrazeal™.  The cost of goods sold for the three months ended March 31, 2008 of $137,614 consisted entirely of costs associated with the manufacture of Aphthasol® for our domestic distributor.

Research and Development

Research and development expenses totaled $775,418 for the three months ended March 31, 2009, including $41,801 in share-based compensation, compared to $875,216 for the three months ended March 31, 2008, which included $35,787 in share-based compensation.  The decrease of $99,798 in research and development expenses was due primarily to decreases in direct research costs of $169,000 and clinical testing expenses for our wound care technologies of $10,000.  These decreases were partially offset by an increase in regulatory expense of $88,000 associated with consultants engaged for our regulatory filings for Altrazeal™ related products.

The direct research and development expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
Technology	2009	2008
Wound care & nanoparticle	$31,383	$238,316
OraDisc™	153,725	99,349
Aphthasol® & other technologies	1,924	18,294
Total	$187,032	$355,959

General and Administrative

General and administrative expenses totaled $2,224,619 for the three months ended March 31, 2009, including $759,313 in share-based compensation, compared to $893,235 for the three months ended March 31, 2008, which included $171,575 in share-based compensation.  The increase of $1,331,384 in general and administrative expenses was due primarily to costs associated with our sales and marketing efforts of approximately $603,000, distribution services of approximately $120,000, and a net increase of approximately $458,000 in compensation costs.  The net increase in compensation cost includes approximately $598,000 of share-based compensation expense after giving effect to certain vesting accelerations of stock options and restricted stock which were partially offset by certain stock option forfeitures and by savings of $77,000 relating to benefit forfeitures pursuant to the Separation Agreement with our former chief executive officer.  Other factors affecting the cost increase were additional expenses of $82,000 for legal services associated with our patent filings and $70,000 for legal expense associated with SEC filings, employment matters, and trademark filings.

Amortization

Amortization expense totaled $266,267 for the three months ended March 31, 2009 as compared to $269,185 for the three months ended March 31, 2008.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended March 31, 2009.

Depreciation

Depreciation expense totaled $32,571 for the three months ended March 31, 2009 as compared to $20,272 for the three months ended March 31, 2008.  The increase of approximately $12,000 is attributable to our purchase of additional equipment during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $14,554 for the three months ended March 31, 2009 as compared to $125,045 for the three months ended March 31, 2008.  The decrease of approximately $110,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2009.

Interest Expense

There was no interest expense for the three months ended March 31, 2009 and March 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2009 our cash and cash equivalents were $5,139,376 which is a decrease of $2,428,212 as compared to our cash and cash equivalents at December 31, 2008 of $7,567,588.  Our working capital (current assets less current liabilities) was $5,023,082 at March 31, 2009 as compared to our working capital at December 31, 2008 of $7,068,927.

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2009	2008
Operating activities	$(2,414,035)	$(481,148)
Investing activities	(14,177)	(374,952)
Financing activities	---	47,500
Net (Decrease) Increase in cash and cash equivalents	$(2,428,212)	$(808,600)

Operating Activities

For the three months ended March 31, 2009, net cash used in operating activities was $2,414,035.  The principal components of net cash used for the three months ended March 31, 2009 were our net loss of approximately $3,121,000, an increase in accounts receivable of $37,000 due to the ramp-up of Altrazeal™ sales, a decrease of $21,000 in our royalty advance for Aphthasol® due to sales by our distributor, a decrease of $324,000 in accounts payable due to timing, a decrease of $47,000 in deferred revenue due to amortization, and a decrease of $102,000 in accrued liabilities primarily due to a $77,000 adjustment associated with the separation agreement with our former chief executive officer.  Our net loss for the three months ended March 31, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,115,000, which included approximately $598,000 of share-based compensation expense after giving effect to certain vesting accelerations of stock options and restricted stock which were partially offset by certain stock option forfeitures pursuant to the Separation Agreement with our former chief executive officer.

The aforementioned net cash used for the three months ended March 31, 2009 was partially offset by a decrease in prepaid expenses of $117,000 due to expense amortization and a decrease in inventory of $6,000.

For the three months ended March 31, 2008, net cash used in operating activities was $481,148.  The principal components of net cash used for the three months ended March 31, 2008 were our net loss of approximately $1,815,000, an increase in accounts receivable due to timing of Aphthasol sales to our domestic distributor, a decrease in our royalty advance for Aphthasol® due to sales by our distributor, and a decrease in accrued liabilities.  Our net loss for the three months ended March 31, 2008 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $497,000.  The aforementioned net cash uses during the first quarter of 2008 were partially offset by an increase in deferred revenues associated with a $600,000 milestone payment due from our distributor for OraDisc™ B, an increase in accounts payable due to timing, and decreases in prepaid expenses and inventory.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 was $14,177 for the purchase of manufacturing equipment for Altrazeal™.  For the first quarter of 2008, we purchased $374,952 for manufacturing equipment for our Altrazeal™ and OraDisc™ products.

Financing Activities

For the three months ended March 31, 2009, there were no financing activities.  Net cash provided by financing activities during the first quarter of 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

Liquidity

As discussed above, we had cash and cash equivalents totaling $5,139,376 as of March 31, 2009.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  We also expect to use up to $1 million of cash related to our funding of the line of credit advanced to York Pharma plc.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth during 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements at least through September 2009. We do not expect any material changes in our capital expenditure spending during 2009. However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Note Purchase Agreement

On March 31, 2009, the Company entered into a Note Purchase Agreement with York Pharma, plc, a public limited company incorporated under the laws of England and Wales.  The Note Purchase Agreement provides for a secured revolving credit facility of up to $1,000,000.  The Facility is repayable, along with accrued interest, upon the earlier of (i) six (6) months from the date of the first drawdown under the Agreement and (ii) thirty (30) days after the termination of discussions with York regarding a potential strategic transaction.  After the initial drawdown of $500,000 which was made on April 2, 2009, any subsequent draw-downs under the Facility will be at the sole and absolute discretion of the Company.  All loans made to York by the Company pursuant to the Note Purchase Agreement are secured by substantially all of the assets of York, including York’s intellectual property.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2009, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and a separation agreement with our former chief executive officer which was effective on March 9, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease	$453,668	$110,740	$226,834	$116,094	$	---
Separation agreement	945,833	358,333	300,000	287,500		---
Total contractual cash obligations	$1,399,501	$469,073	$526,834	$403,594	$	---

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical account policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2008.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient until September 2009, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K, particularly under “Risk Associated with our Business”, as well as in Part II, Item 1A under “Risk Factors” in this Quarterly Report on Form 10-Q, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2009 and December 31, 2008 our cash and cash equivalents totaled $5,139,376 and $7,567,588, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2009 and at December 31, 2008.  As of March 31, 2009, three customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2008.  We believe that these customer accounts are fully collectible as of March 31, 2009.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company was served in April 2009 with a compliant in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for the Company.  The Company denies all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  The Company has also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and is seeking monetary damages.

ITEM 1A – RISK FACTORS

There has been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K, filed on March 30, 2009, except as follows:

We may not complete the proposed acquisition of York Pharma plc.

The proposed acquisition of York Pharma plc by ULURU is documented only by a non-binding letter of intent, pursuant to which neither the Company nor York is bound to consummate the transaction.  We cannot assure that the currently proposed acquisition of York will occur.

Although we expect that the proposed acquisition of York Pharma plc will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of the proposed acquisition of York will depend, in part, on our ability to integrate the business of York with the business of ULURU.  The combination of two independent companies is a complex, costly and time-consuming process.  This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by ULURU and York.  The difficulties of combining the operations of the companies include, among others:

▪	Unanticipated issues in integrating information, communications and other systems;
▪	Retaining key employees;
▪	Consolidating corporate and administrative infrastructures;
▪	The diversion of management’s attention from ongoing business concerns; and
▪	Coordinating geographically separate organizations.

Funds extended to York in connection with the Facility may not be repaid.

There is no certainty that York will be able to repay the $500,000 that we loaned to York on April 2, 2009 in connection with the line of credit Facility established under the Note Purchase Agreement that we have entered into with York.  Moreover, it is uncertain that York will be able to repay any further amounts that we may loan to York under the Facility (such as the remaining $500,000 still available under the Facility).  Notwithstanding our security interest in York’s assets, we may experience difficulties in trying to require repayment by York of such amounts.

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit Number	Description

10.25**	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray.

10.26**	Note Purchase Agreement dated March 31, 2009 by and between ULURU Inc. and York Pharma, plc.

31.1	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1*	Certification of Chief Executive Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer of ULURU Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

** Filed herewith.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: May 15, 2009	By:	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)