Form 10-Q
period 2009-06-30
ULURU INC.
filed 2009-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2009

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

The number of outstanding shares of our common stock on August 14, 2009 was 66,099,419.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended JUNE 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,710,005	$7,567,588
Accounts receivable	318,166	195,562
Notes receivable	1,018,219	---
Inventory	1,068,920	1,080,266
Prepaid expenses and deferred charges	161,904	468,625
Total Current Assets	4,277,214	9,312,041

Property and Equipment, net	1,731,536	1,828,040

Other Assets
Patents, net	9,436,851	9,965,169
Deposits	20,819	20,819
Total Other Assets	9,457,670	9,985,988

TOTAL ASSETS	$15,466,420	$21,126,069

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$678,074	$1,441,986
Accrued liabilities	542,880	648,546
Deferred revenue – current portion	99,974	122,164
Royalty advance	---	30,417
Total Current Liabilities	1,320,928	2,243,113

Long Term Liabilities
Deferred revenue, net – less current portion	1,306,950	1,356,526

TOTAL LIABILITIES	2,627,878	3,599,639

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
65,954,873 and 65,509,481 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	65,955	65,510
Additional paid-in capital	45,351,112	44,057,757
Accumulated (deficit)	(32,578,525)	(26,596,837)
TOTAL STOCKHOLDERS’ EQUITY	12,838,542	17,526,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,466,420	$21,126,069

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
License fees	$24,925	$25,522	$49,576	$39,293
Royalty income	63,858	84,772	143,103	160,346
Product sales	47,311	405	79,954	166,878
Other	---	(15,000)	32,190	(15,000)
Total Revenues	136,094	95,699	304,823	351,517

COSTS AND EXPENSES
Cost of goods sold	8,921	119	14,998	137,734
Research and development	854,460	887,544	1,629,879	1,742,760
Selling, general and administrative	1,835,487	1,341,235	4,060,106	2,234,470
Amortization	269,183	269,183	535,449	538,367
Depreciation	47,007	30,202	79,578	50,474
Total Costs and Expenses	3,015,058	2,508,283	6,320,010	4,703,805

OPERATING (LOSS)	(2,878,964)	(2,412,584)	(6,015,187)	(4,352,288)

Other Income (Expense)
Interest and miscellaneous income	21,066	78,888	35,620	203,933
Loss on sale of equipment	(2,121)	---	(2,121)	---

(LOSS) BEFORE INCOME TAXES	(2,860,019)	(2,333,696)	(5,981,688)	(4,148,355)

Income taxes	---	---	---	---
NET (LOSS)	$(2,860,019)	$(2,333,696)	$(5,981,688)	$(4,148,355)

Basic and diluted net (loss) per common share	$(0.04)	$(0.04)	$(0.09)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,602,990	62,466,881	65,564,354	62,445,519

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009		2008
OPERATING ACTIVITIES :
Net (loss)		$(5,981,688)		$(4,148,355)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization		535,449		538,367
Depreciation		94,278		53,666
Share-based compensation for stock and options issued to employees		1,218,726		387,671
Share-based compensation for options issued to non-employees		75,074		80,286
Loss on sale of equipment		2,121		---

Change in operating assets and liabilities:
Accounts receivable		(122,604)		501,233
Inventory		11,346		14,864
Prepaid expenses and deferred charges		306,721		187,545
Deposits		---		1,060
Accounts payable		(763,912)		(103,525)
Accrued liabilities		(105,666)		107,775
Deferred revenue		(71,766)		640,707
Royalty advance		(30,417)		(42,134)
Total		1,149,350		2,367,515

Net Cash (Used in) Operating Activities		(4,832,338)		(1,780,840)

INVESTING ACTIVITIES :
Purchase of property and equipment		(14,176)		(419,799)
Increase in notes receivable		(1,018,219)		---
Proceeds from sale of equipment		7,150		---
Purchase of licensing rights		---		(142,650)
Net Cash (Used in) Investing Activities		(1,025,245)		(562,449)

FINANCING ACTIVITIES :
Proceeds from warrant exercises		---		---
Proceeds from stock option exercises		---		47,500
Net Cash Provided by Financing Activities		---		47,500

Net (Decrease) in Cash		(5,857,583)		(2,295,789)

Cash, beginning of period		7,567,588		13,979,828
Cash, end of period		$1,710,005		$11,684,039

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008 have been made.

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for us in the third quarter of fiscal 2009. This will have an impact on our disclosures in the condensed consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 in the second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial statements.

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

Our revenues are currently derived primarily from one licensee for domestic activities, two licensees for international activities, and our own domestic sales of Altrazeal™.

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2009	%	2008	%	2009	%	2008	%
Domestic	$69,031	51%	$7,013	7%	$122,837	40%	$194,013	55%
International	67,063	49%	88,686	93%	181,986	60%	157,504	45%
Total	$136,094	100%	$95,699	100%	$304,823	100%	$351,517	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2009	2008	2009	2008
Discus Dental, Inc.	Aphthasol®	16%	23%	14%	59%
Meldex International	OraDisc™ B	17%	26%	16%	11%
ProStrakan, Ltd.	Zindaclin®	31%	66%	33%	34%
Hoffmann-LaRoche	OraDisc™	---	---	11%	---
Novartis Consumer Health	Sponsored research	---	(16%)	---	( 4%)
Total		64%	99%	74%	100%

The results for the three and six months ended June 30, 2008, include a $15,000 fee adjustment for a sponsored research program with Novartis Consumer Health, thereby causing negative percentages in the table.

NOTE 5.                      NOTES RECEIVABLE

On March 31, 2009, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with York Pharma, plc, a public limited company incorporated under the laws of England and Wales (“York”).  The Note Purchase Agreement provided for a secured revolving credit facility of up to $1,000,000 (the “Facility”).  The Facility was repayable, along with accrued interest, upon the earlier of (i) six (6) months from the date of the first drawdown under the Note Purchase Agreement and (ii) thirty (30) days after the termination of discussions with York regarding a potential strategic transaction.  All loans made to York by the Company pursuant to the Note Purchase Agreement were secured by substantially all of the assets of York, including York’s intellectual property.  The initial drawdown of $500,000 was made on April 2, 2009 and a subsequent drawdown of $500,000 was made on May 19, 2009.  As of June 30, 2009, the balance due of $1,018,219 was comprised of a principal balance of $1,000,000 and accrued and unpaid interest of $18,219.

See Note 14 below for a description of events occurring in July 2009 that resulted in the Company receiving cash payments in amounts equal to all outstanding principal and accrued interest due under the Facility.

NOTE 6.                      INVENTORY

As of June 30, 2009, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™, and Altrazeal™ finished goods.  Inventory consisted of the following at June 30, 2009 and December 31, 2008:

Inventory	June 30, 2009	December 31, 2008
Raw materials	$112,002	$113,916
Work-in-progress	372,604	344,921
Finished goods	584,314	621,429
Total	$1,068,920	$1,080,266

NOTE 7.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at June 30, 2009 and December 31, 2008:

Property and equipment	June 30, 2009	December 31, 2008
Laboratory equipment	$424,888	$427,888
Manufacturing equipment	1,483,223	1,469,046
Computers, office equipment, and furniture	140,360	150,589
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,147,472
Less: accumulated depreciation and amortization	(416,884)	(319,432)
Property and equipment, net	$1,731,536	$1,828,040

Depreciation and amortization expense on property and equipment was $50,572 and $33,768 for the three months ended June 30, 2009 and 2008, respectively and was $86,709 and $57,605 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 8.                      PATENTS

Patents, net, consisted of the following at June 30, 2009 and December 31, 2008:

Patents	June 30, 2009	December 31, 2008
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(3,918,087)	(3,389,769)
Patents, net	$9,436,851	$9,965,169

Amortization expense on patents was $265,617 and $265,617 for the three months ended June 30, 2009 and 2008, respectively and was $528,318 and $531,236 for the six months ended June 30, 2009 and 2008, respectively.  The future aggregate amortization expense for patent assets, remaining as of June 30, 2009, is as follows:

Year Ending December 31,	Future Amortization Expense
2009 (Six months)	$537,072
2010	1,065,390
2011	1,015,436
2012	723,428
2013	721,452
2014 & Beyond	5,374,073
Total	$9,436,851

NOTE 9.                      STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2009 the Company had 65,954,873 shares of common stock issued and outstanding.  The Company issued 372,341 shares of common stock during the three months ended June 30, 2009 pursuant to the vesting of restricted stock awards held by various employees.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2009 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2008	2,795,000	$1.07
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of June 30, 2009	2,795,000	$1.07

Of the warrant shares subject to exercise as of June 30, 2009, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	2,795,000

NOTE 10.                      EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Antidilutive warrants to purchase common stock	2,795,000	2,795,000
Antidilutive options to purchase common stock	3,306,000	3,706,000
Restricted vesting common stock	550,428	154,918
Total	6,651,428	6,655,918

NOTE 11.                      SHARE BASED COMPENSATION

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

	2009	2008
Incentive Stock Options
Expected volatility (1)	---	69.8%
Risk-free interest rate % (2)	---	3.43%
Expected term (in years)	---	5.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	4.4%

Nonstatutory Stock Options
Expected volatility (1)	---	69.8%
Risk-free interest rate % (2)	---	3.33%
Expected term (in years)	---	3.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Incentive Stock Options
Quantity	---	120,000	---	1,375,000
Weighted average fair value per share	---	$0.76	---	$1.25
Fair value	---	$90,605	---	$1,722,009

Nonstatutory Stock Options
Quantity	---	270,000	75,000	355,000
Weighted average fair value per share	---	$0.53	$0.14	$0.70
Fair value	---	$142,726	$10,672	$249,375

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$159,051	$35,872	$194,741	$68,001
Selling, general and administrative	224,394	206,489	818,535	367,095
Total share-based compensation expense	$383,445	$242,361	$1,013,276	$435,096

At June 30, 2009, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $1,190,177.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2008	3,706,000	$2.37
Granted	75,000	0.29
Forfeited/cancelled	(475,000)	2.25
Exercised	---	---
Outstanding as of June 30, 2009	3,306,000	$2.34

The following table presents the stock option grants outstanding and exercisable as of June 30, 2009:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
940,000	$0.89	8.0	483,750	$0.95
615,000	1.57	8.1	537,291	1.56
931,000	2.43	5.9	310,335	2.43
820,000	4.47	8.1	464,062	4.44
3,306,000	$2.34	7.5	1,795,438	$2.29

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of two to five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$54,205	$4,297	$60,316	$7,955
Selling, general and administrative	55,036	13,937	220,208	24,906
Total share-based compensation expense	$109,241	$18,234	$280,524	$32,861

At June 30, 2009, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $176,767.

The activity of our non-vested restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	154,918	$2.70
Shares granted	871,530	0.19
Shares forfeited/cancelled	(30,628)	0.26
Shares exercised/issued	(445,392)	0.74
Outstanding as of June 30, 2009	550,428	$0.45

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2008, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of June 30, 2009, we had granted options to purchase 4,210,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,306,000 were outstanding at a weighted average exercise price of $2.34 per share and we had granted awards for 1,029,242 share of restricted stock since the inception of the Incentive Plan, of which 550,428 were outstanding.  As of June 30, 2009, there were 1,643,180 shares that remained available for future grant under our Incentive Plan.

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

As of June 30, 2009, the future minimum lease payments are as follows:

Year Ending December 31,	Amount
2009 (Six months)	$55,370
2010	110,740
2011	114,755
2012	116,094
2013	29,024
Total minimum lease payments	$425,983

Rent expense for our operating lease amounted to $26,311 and $27,924 for the three months ended June 30, 2009 and 2008, respectively and was $53,726 and $55,848 for the six months ended June 30, 2009 and 2008, respectively.

Indemnification

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

In accordance with our restated articles of incorporation and our amended and restated bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving at our request in their respective capacities. There have been no claims to date and we have a director and officer insurance policy that enables us to recover a portion of any amounts paid for future potential claims. We have also entered into contractual indemnification agreements with each of our officers and directors.

Employment Agreements

As of June 30, 2009 the Company is party to employment agreements with its officers, which include Renaat Van den Hooff, President and Chief Executive Officer and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreement with Mr. Van den Hooff has an initial term of two years and includes an automatic one-year term renewal for each year thereafter.  The employment agreements with Mssrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

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

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2009, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 14.                      SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  We have evaluated subsequent events through August 14, 2009, the date when we issued our condensed consolidated financial statements for the quarter ended June 30, 2009, and determined the following subsequent events to be disclosed.

On July 22, 2009, the Company entered into a Forbearance Agreement with York Pharma, plc whereby the Company agreed, in exchange for a payment of $250,000 on the promissory note evidencing the loan made by the Company to York under the Note Purchase Agreement (the “Note”), to forbear for a period of no more than seven days from exercising its rights and remedies under the Note Purchase Agreement and certain related loan documents (collectively, the “York Loan Documents”).  The payment received from York was applied first to unpaid interest and then the remainder to reduce the aggregate principal amount owed to the Company.  Accordingly, the aggregate principal amount payable to the Company was reduced to $774,246.  The Forbearance Agreement provided that the remaining principal would accrue interest at an increased rate of 14% per annum.

On July 24, 2009, the Company assigned all of its interest in and to its rights, benefits and obligations under the Note Purchase Agreement to an unrelated third party in exchange for a cash payment of $774,246 plus accrued interest of $298.  As a result of such assignment, the Company no longer has any interest in the York Loan Documents.

On July 27, 2009, the Company provided notice that, following the repayment of all amounts owed to the Company by York, the Company no longer intends to acquire York.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K, referred to as our 2008 Form 10-K, which has been previously filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations through December 2009.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2008 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

On July 22, 2009, the Company entered into a Forbearance Agreement with York Pharma, plc whereby the Company agreed, in exchange for a payment on the Note of $250,000, to forbear for a period of no more than seven days from exercising its rights and remedies under the York Loan Documents.  The payment received from York was applied first to unpaid interest and then the remainder to reduce the aggregate principal amount owed to the Company.  Accordingly, the aggregate principal amount payable to the Company was reduced to $774,246.  The Forbearance Agreement provided that the remaining principal would accrue interest at an increased rate of 14% per annum.

On July 24, 2009, the Company assigned all of its interest in and to its rights, benefits and obligations under the Note Purchase Agreement to an unrelated third party in exchange for a cash payment of $774,246 plus accrued interest of $298.  As a result of such assignment, the Company no longer has any interest in the York Loan Documents.

On July 27, 2009, the Company provided notice that, following the repayment of all amounts owed to the Company by York, the Company no longer intends to acquire York.

On June 30, 2009 the Company restructured its operations in efforts to conserve the necessary cash to further the Company’s revised business plan.  Moving forward, a core management group will be supplemented by a small selection of external consultants to support the Company’s business activities. Selling efforts will continue through a network of independent sales representatives.

In order to effectively market Altrazeal™ to the numerous practitioners and sites of care, the Company believes that it will need to have access to significantly greater sales and marketing resources. Consequently, the Company is seeking a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal™.  The Company has engaged an investment bank to assist with a number of strategic initiatives, including potential strategic partnerships and fund raising.

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

Comparison of the three months ended June 30, 2009 and 2008

Total Revenues

Revenues were $136,094 for the three months ended June 30, 2009, as compared to revenues of $95,699 for the three months ended June 30, 2008, and were comprised of licensing fees of approximately $25,000 for two OraDisc™ licensing agreements, $22,000 for domestic royalties from the sale of Aphthasol® by our distributor, $42,000 of foreign royalties from the sale of Zindaclin®, and $47,000 of Altrazeal® product sales.

The second quarter 2009 revenues represent an overall increase of approximately $40,000 versus the comparative second quarter 2008 revenues, primarily due to an increase of $47,000 in Altrazeal revenues and $15,000 in sponsored research as the prior year included a non-recurring revenue adjustment.  This increase was partially offset by a decrease of $10,000 in Zindaclin® royalties.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2009 was $8,921 and consisted of product costs for our Altrazeal® wound dressing.  Cost of goods sold for the three months ended June 30, 2008 were only $119, as Altrazeal™ was initially launched in June 2008.

Research and Development

Research and development expenses totaled $854,460 for the three months ended June 30, 2009, including $213,256 in share-based compensation, compared to $887,544 for the three months ended June 30, 2008, including $40,169 in share-based compensation.  The decrease of approximately $33,000 in research and development expenses was due primarily to decreases in direct research costs of $265,000.  This decrease was partially offset by increases in regulatory consulting of $96,000, clinical testing expenses associated with our wound care technologies of $21,000, and additional compensation costs of approximately $125,000, primarily for the vesting of certain restricted stock awards associated with the Company’s workforce reduction in June 2009.

The direct research and development expenses for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
Technology	2009	2008
Wound care & nanoparticle	$18,402	$194,133
OraDisc™	5,401	90,314
Aphthasol® & other technologies	4,169	8,288
Total	$27,972	$292,735

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,835,487 for the three months ended June 30, 2009, including $279,430 in share-based compensation, compared to $1,341,235 for the three months ended June 30, 2008, including $220,426 in share-based compensation.  The increase of approximately $494,000 in selling, general and administrative expenses was due primarily to additional legal expenses of $169,000 relating to financing activities and the proposed York Pharma acquisition and additional costs for sales and marketing activities of $527,000, of which $303,000 related to compensation costs and $224,000 related to marketing and selling expenses.

These increases were partially offset by a decrease of $55,000 in compensation costs, lower legal fees associated with our patents of $40,000, lower investor relations expenses of $35,000, lower shareholder expenses of $15,000 due to having the Company’s annual shareholder meeting at a later date than in prior years, decreased corporate travel expenses of $19,000, and lower director compensation costs of $15,000.

Amortization

Amortization expense totaled $269,183 for the three months ended June 30, 2009, which is the same amount of amortization expense for the three months ended June 30, 2008.  The expense for each period consisted primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended June 30, 2009.

Depreciation

Depreciation expense totaled $47,007 for the three months ended June 30, 2009 as compared to $30,202 for the three months ended June 30, 2008.  The increase of approximately $17,000 is attributable to our purchase of additional equipment during 2008 and 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $21,066 for the three months ended June 30, 2009 as compared to $78,888 for the three months ended June 30, 2008.  The decrease of approximately $58,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2009.

Comparison of the six months ended June 30, 2009 and 2008

Total Revenues

Revenues were $304,823 for the six months ended June 30, 2009, as compared to revenues of $351,517 for the six months ended June 30, 2008, and were comprised of licensing fees of $49,576 from two OraDisc™ licensing agreements, domestic royalties of $42,883 from the sale of Aphthasol® by our distributor, foreign royalties of $100,220 from the sale of Zindaclin®, OraDisc™ related sponsored research program fees of $32,190, and Altrazeal® product sales of $79,954.

The six months ended June 30, 2009 revenues represent an overall decrease of approximately $47,000 versus the comparative six months ended June 30, 2008 revenues, primarily due to a decrease of $166,000 in Aphthasol® product sales, which was non-recurring revenue from a prior year, and a decrease of $18,000 in Zindaclin® royalties.  These decreases were partially offset by an increase of $80,000 in Altrazeal™ product sales, increased licensing fees of $10,000 for OraDisc technologies, and increased Ora Disc™ related sponsored research program fees of $47,000.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2009 was $14,998 and consisted entirely of costs associated with the manufacture of Altrazeal®, whereas the cost of goods sold for the six months ended June 30, 2008 was comprised of $137,615 in costs associated with the manufacture of Aphthasol®  and $119 for costs associated with the manufacture of Altrazeal®.

Research and Development

Research and development expenses totaled $1,629,879 for the six months ended June 30, 2009, including $255,057 in share-based compensation, compared to $1,742,760 for the six months ended June 30, 2008, including $75,956 in share-based compensation.  The decrease of approximately $113,000 in research and development expenses was due primarily to decreases in direct research costs of $433,000 relating to our wound care technologies.  This decrease was partially offset by increased clinical testing expenses for our wound care technologies of $11,000, regulatory consulting and expenses of $184,000, and additional compensation costs of approximately $125,000, primarily relating to the vesting of certain restricted stock awards associated with the Company’s workforce reduction in June 2009.

The direct research and development expenses for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
Technology	2009	2008
Wound care & nanoparticle	$49,785	$432,449
OraDisc™	159,126	189,663
Aphthasol® & other technologies	6,093	26,582
Total	$215,004	$648,694

Selling, General and Administrative

Selling, general and administrative expenses totaled $4,060,106 for the six months ended June 30, 2009, including $1,038,743 in share-based compensation, compared to $2,234,470 for the six months ended June 30, 2008, including $392,001 in share-based compensation.  The increase of approximately $1,825,000 in selling, general and administrative expenses was due primarily to additional costs of approximately $1,104,000 for the ramp-up of our sales and marketing efforts,  distribution services of $148,000 and a net increase of administrative compensation costs of $403,000.  The net increase in administrative compensation costs includes approximately $515,000 of share based compensation increases relating to the Company’s workforce reduction in June 2009 and the Separation Agreement with our former chief executive officer.

We also incurred increases in legal services associated with our patent filings of $42,000 and legal fees of $240,000 associated with filings made with the Securities and Exchange Commission, financing activities, and the proposed York Pharma acquisition.  Each of these factors were partially offset by a decrease of $36,000 in corporate travel expenses, lower consulting fees of $36,000, a decrease in investor relations expenses of $14,000, lower shareholder expenses of $14,000 due to having the Company’s annual shareholder meeting at a later date than in prior years, and decreased director compensation fees of $12,000.

Amortization

Amortization expense totaled $535,449 for the six months ended June 30, 2009 as compared to $538,367 for the six months ended June 30, 2008.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the six months ended June 30, 2009.

Depreciation

Depreciation expense totaled $79,578 for the six months ended June 30, 2009 as compared to $50,474 for the six months ended June 30, 2008.  The increase of approximately $29,000 is attributable to our purchase of additional equipment, primarily manufacturing items, during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $35,620 for the six months ended June 30, 2009 as compared to $203,933 for the six months ended June 30, 2008.  The decrease of approximately $168,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2009 our cash and cash equivalents were $1,710,005 which is a decrease of $5,857,583 as compared to our cash and cash equivalents at December 31, 2008 of $7,567,588.  Our working capital (current assets less current liabilities) was $2,956,286 at June 30, 2009 as compared to our working capital at December 31, 2008 of $7,068,927.

Consolidated Cash Flow Data

	Six Months Ended June 30,
Net Cash Provided by (Used in)	2009	2008
Operating activities	$(4,832,338)	$(1,780,840)
Investing activities	(1,025,245)	(562,449)
Financing activities	---	47,500
Net (Decrease) in cash and cash equivalents	$(5,857,583)	$(2,295,789)

Operating Activities

For the six months ended June 30, 2009, net cash used in operating activities was $4,832,338.  The principal component of net cash used for the six months ended June 30, 2009 stems from our net loss of approximately $5,982,000.  This net loss for the six months ended June 30, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,924,000.

Additional uses of our net cash included a decrease of $764,000 in accounts payable due to timing of vendor payments, increased accounts receivable of $122,000, a decrease of $106,000 in accrued liabilities, the amortization of deferred revenues of $72,000, and a decrease of $30,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $307,000 in prepaid expenses due to expense amortization, and a decrease of $11,000 in inventory due to Altrazeal™ product sales.

For the six months ended June 30, 2008, net cash used in operating activities was $1,780,840.  The principal components of net cash used for the six months ended June 30, 2009 were our net loss of approximately $4,148,000.  This net loss for the six months ended June 30, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,060,000.

Additional uses of our net cash was a decrease of approximately $103,000 in accounts payable due to timing of vendor payments and a decrease of $42,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $501,000 in accounts receivable due to customer collections, a decrease of $187,000 in prepaid expenses due to expense amortization, an increase in accrued liabilities of $108,000 due to timing, and an increase in deferred revenues of $641,000 from the receipt of licensing agreements associated with our OraDisc™ technologies.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was $1,025,245 and consisted of a decrease of approximately $1,018,000 in notes receivable associated with the York Pharma loan and a decrease of $14,000 associated with the purchase of Altrazeal™ manufacturing equipment, which were partially offset by $7,000 of proceeds from the sale of laboratory equipment.

For the comparable six months of 2008, Net cash used in investing activities was $562,449 and consisted primarily of manufacturing equipment purchases of $420,000 for our Altrazeal™ and OraDisc™ products along with $142,000 for the buy-back of OraDisc™ licensing rights previously held by Zambon S.p.A.

Financing Activities

There were no financing activities during the six months ended June 30, 2009.

Net cash provided by financing activities during the six months ended June 30, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

Liquidity

On June 30, 2009 the Company restructured its operations in efforts to conserve the necessary cash to further the Company’s revised business plan.  Moving forward, a core management group will be supplemented by a small selection of external consultants to support the Company’s business activities. Selling efforts will continue through a network of independent sales representatives.

In order to effectively market Altrazeal™ to the numerous practitioners and sites of care, the Company believes that it will need to have access to significantly greater sales and marketing resources. Consequently, the Company is seeking a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal™.  The Company has engaged an investment bank to assist with a number of strategic initiatives, including potential strategic partnerships and fund raising.

As of July 31, 2009, we had cash and cash equivalents totaling $1,904,575.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth during 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our current level of operations, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements at least through December 2009. We do not expect any material changes in our capital expenditure spending during the remainder of 2009. However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Note Purchase Agreement

On July 22, 2009, the Company entered into a Forbearance Agreement with York Pharma, plc whereby the Company agreed, in exchange for a payment on the Note of $250,000, to forbear for a period of no more than seven days from exercising its rights and remedies under the Note Purchase Agreement and certain related loan documents.  The payment received from York was applied first to unpaid interest and then the remainder to reduce the aggregate principal amount owed to the Company.  Accordingly, the aggregate principal amount payable to the Company was reduced to $774,246.  The Forbearance Agreement provided that the remaining principal would accrue interest at an increased rate of 14% per annum.  On July 24, 2009, the Company assigned all of its interest in and to its rights, benefits and obligations under the Note Purchase Agreement to an unrelated third party in exchange for a cash payment of $774,246 plus accrued interest of $298.  As a result of such assignment, the Company no longer has any interest in the York Loan Documents.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2009, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and a separation agreement with our former chief executive officer which was effective on March 9, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease	$425,983	$110,740	$228,173	$87,070	$	---
Separation agreement	783,333	233,333	300,000	250,000		---
Total contractual cash obligations	$1,209,316	$344,073	$528,173	$337,070	$	---

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off balance sheet arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient until December 2009, and other statements, including, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K, particularly under “Risk Associated with our Business”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At June 30, 2009 and December 31, 2008 our cash and cash equivalents totaled $1,710,005 and $7,567,588, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2009 and at December 31, 2008.  As of June 30, 2009, two customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2008.  We believe that these customer accounts are fully collectible as of June 30, 2009.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K, filed on March 30, 2009, except as follows:

Our cash and cash equivalents may not  be sufficient to fund our operations beyond December 2009.

Assuming our current costs of operations remain relatively unchanged over the next several months, our present cash and cash equivalents may not be sufficient to fund our operations beyond December 2009.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations and dissolve the Company.

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

ULURU Inc.

Date: August 14, 2009	By:	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)