Form 10-Q
period 2009-09-30
ULURU INC.
filed 2009-11-16
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2009

OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from: ___ to ___.

Commission File Number: 000-49670

ULURU Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	41-2118656
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

4452 Beltway Drive
Addison, Texas	75001
(Address of Principal Executive Offices)	(Zip Code)

(214) 905-5145
Registrant's Telephone Number, including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

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

As of November 10, 2009, there were 66,099,419 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,399,113	$7,567,588
Accounts receivable	112,618	195,562
Inventory	1,047,225	1,080,266
Prepaid expenses and deferred charges	225,070	468,625
Total Current Assets	2,784,026	9,312,041

Property and Equipment, net	1,681,547	1,828,040

Other Assets
Patents, net	9,168,315	9,965,169
Deposits	20,819	20,819
Total Other Assets	9,189,134	9,985,988

TOTAL ASSETS	$13,654,707	$21,126,069

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$429,846	$1,441,986
Accrued liabilities	395,774	648,546
Deferred revenue – current portion	101,288	122,164
Royalty advance	---	30,417
Total Current Liabilities	926,908	2,243,113

Long Term Liabilities
Deferred revenue, net – less current portion	1,280,437	1,356,526

TOTAL LIABILITIES	2,207,345	3,599,639

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
66,099,419 and 65,509,481 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	66,099	65,510
Additional paid-in capital	45,508,518	44,057,757
Accumulated (deficit)	(34,127,255)	(26,596,837)
TOTAL STOCKHOLDERS’ EQUITY	11,447,362	17,526,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,654,707	$21,126,069

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
License fees	$22,979	$26,556	$72,555	$65,849
Royalty income	61,727	80,822	204,830	241,168
Product sales	39,528	2,565	119,482	169,443
Other	6,000	15,494	38,190	494
Total Revenues	130,234	125,437	435,057	476,954

COSTS AND EXPENSES
Cost of goods sold	7,785	484	22,783	138,218
Research and development	376,191	901,344	2,006,070	2,644,104
Selling, general and administrative	981,212	1,731,877	5,041,318	3,966,347
Amortization	272,102	272,102	807,551	810,469
Depreciation	46,424	31,229	126,002	81,703
Total Costs and Expenses	1,683,714	2,937,036	8,003,724	7,640,841

OPERATING (LOSS)	(1,553,480)	(2,811,599)	(7,568,667)	(7,163,887)

Other Income (Expense)
Interest and miscellaneous income	6,676	65,868	42,296	269,801
Interest expense	(1,926)	---	(1,926)	---
Loss on sale of equipment	---	---	(2,121)	---

(LOSS) BEFORE INCOME TAXES	(1,548,730)	(2,745,731)	(7,530,418)	(6,894,086)

Income taxes	---	---	---	---
NET (LOSS)	$(1,548,730)	$(2,745,731)	$(7,530,418)	$(6,894,086)

Basic and diluted net (loss) per common share	$(0.02)	$(0.04)	$(0.11)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	66,038,079	64,669,503	65,723,998	63,193,491

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009		2008
OPERATING ACTIVITIES :
Net (loss)		$(7,530,418)		$(6,894,086)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Amortization		807,551		810,469
Depreciation		140,702		91,753
Share-based compensation for stock and options issued to employees		1,366,682		613,598
Share-based compensation for options issued to non-employees		84,668		135,513
Loss on sale of equipment		2,121		---

Change in operating assets and liabilities:
Accounts receivable		82,944		613,128
Inventory		33,041		(299,643)
Prepaid expenses and deferred charges		243,555		(91,378)
Deposits		---		2,430
Accounts payable		(1,012,140)		350,613
Accrued liabilities		(252,772)		225,252
Deferred revenue		(96,965)		603,657
Royalty advance		(30,417)		(67,565)
Total		1,368,970		2,987,827

Net Cash (Used in) Operating Activities		(6,161,448)		(3,906,259)

INVESTING ACTIVITIES :
Purchase of property and equipment		(14,177)		(445,798)
Investment in notes receivable		(1,018,219)		---
Proceeds from collection of notes receivable		1,018,219		---
Proceeds from sale of equipment		7,150		---
Purchase of licensing rights		---		(142,650)
Net Cash (Used in) Investing Activities		(7,027)		(588,448)

FINANCING ACTIVITIES :
Proceeds from warrant exercises		---		---
Proceeds from stock option exercises		---		47,500
Net Cash Provided by Financing Activities		---		47,500

Net (Decrease) in Cash		(6,168,475)		(4,447,207)

Cash, beginning of period		7,567,588		13,979,828
Cash, end of period		$1,399,113		$9,532,621

Supplemental Schedule of Noncash Investing and Financing Activities :

For the nine months ended September 30, 2008, the issuance of 3,042,600 shares of common stock pursuant to cashless exercise of warrants to purchase 3,066,667 shares of common stock			$	---

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$	---	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 have been made.

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” “ASC”, or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification are non-authoritative.  Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 Subsequent Events (“ASC 855”) in the ASC.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this statement in the second quarter of fiscal 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”), which was primarily codified into Topic 805 Business Combinations (“ASC 805”) in the ASC.  ASC 805 retains the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  ASC 805 also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting ASC 805 will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which was primarily codified into Topic 810 Consolidations (“ASC 810”) in the ASC.  ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption did not have a material effect on our consolidated financial statements.

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

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2009	%	2008	%	2009	%	2008	%
Domestic	$68,246	52%	$32,995	26%	$191,084	44%	$227,007	48%
International	61,988	48%	92,442	74%	243,973	56%	249,947	52%
Total	$130,234	100%	$125,437	100%	$435,057	100%	$476,954	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2009	2008	2009	2008
Discus Dental, Inc.	Aphthasol®	17%	20%	15%	49%
Meldex International	OraDisc™ B	18%	22%	16%	14%
ProStrakan, Ltd.	Zindaclin®	28%	44%	32%	36%
Total		63%	86%	63%	99%

NOTE 5.                      INVENTORY

As of September 30, 2009, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™, and Altrazeal™ finished goods.  Inventory consisted of the following at September 30, 2009 and December 31, 2008:

Inventory	September 30, 2009	December 31, 2008
Raw materials	$112,002	$113,916
Work-in-progress	372,603	344,921
Finished goods	562,620	621,429
Total	$1,047,225	$1,080,266

NOTE 6.                      PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at September 30, 2009 and December 31, 2008:

Property and equipment	September 30, 2009	December 31, 2008
Laboratory equipment	$424,888	$427,888
Manufacturing equipment	1,483,223	1,469,046
Computers, office equipment, and furniture	140,360	150,589
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,147,472
Less: accumulated depreciation and amortization	(466,873)	(319,432)
Property and equipment, net	$1,681,547	$1,828,040

Depreciation and amortization expense on property and equipment was $49,990 and $34,794 for the three months ended September 30, 2009 and 2008, respectively and was $136,699 and $92,400 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 7.                      PATENTS

Patents, net, consisted of the following at September 30, 2009 and December 31, 2008:

Patents	September 30, 2009	December 31, 2008
Patents	$13,354,938	$13,354,938
Less: accumulated amortization	(4,186,623)	(3,389,769)
Patents, net	$9,168,315	$9,965,169

Amortization expense on patents was $268,536 and $268,536 for the three months ended September 30, 2009 and 2008, respectively and was $796,854 and $799,772 for the nine months ended September 30, 2009 and 2008, respectively.  The future aggregate amortization expense for patent assets, remaining as of September 30, 2009, is as follows:

Year Ending December 31,	Future Amortization Expense
2009 (Three months)	$268,536
2010	1,065,390
2011	1,015,436
2012	723,428
2013	721,452
2014 & Beyond	5,374,073
Total	$9,168,315

NOTE 8.                      STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2009 the Company had 66,099,419 shares of common stock issued and outstanding.  The Company issued 144,546 shares of common stock during the three months ended September 30, 2009 pursuant to the vesting of restricted stock awards held by various employees.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2009 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2008	2,795,000	$1.07
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of September 30, 2009	2,795,000	$1.07

Of the warrant shares subject to exercise as of September 30, 2009, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
Total	2,795,000

NOTE 9.                      EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with FASB ASC Topic 260 Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Antidilutive warrants to purchase common stock	2,795,000	2,795,000
Antidilutive options to purchase common stock	3,306,000	3,706,000
Restricted vesting common stock	405,882	154,918
Total	6,506,882	6,655,918

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

We account for share-based compensation under FASB ASC Topic 718 Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors in the financial statements and is measured based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the nine months ended September 30:

	2009	2008
Incentive Stock Options
Expected volatility (1)	---	67.7%
Risk-free interest rate % (2)	---	2.77%
Expected term (in years)	---	5.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	5.1%

Nonstatutory Stock Options
Expected volatility (1)	73.7%	69.4%
Risk-free interest rate % (2)	1.79%	3.23%
Expected term (in years)	3.0	3.3
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Incentive Stock Options
Quantity	---	75,000	---	1,450,000
Weighted average fair value per share	---	$0.89	---	$1.23
Fair value	---	$66,702	---	$1,788,711

Nonstatutory Stock Options
Quantity	---	---	75,000	355,000
Weighted average fair value per share	---	---	$0.14	$0.70
Fair value	---	---	$10,672	$249,375

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$23,325	$38,821	$218,066	$106,822
Selling, general and administrative	112,789	223,699	931,324	590,794
Total share-based compensation expense	$136,114	$262,520	$1,149,390	$697,616

At September 30, 2009, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $1,054,063.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The activity for stock options is summarized as follows:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2008	3,706,000	$2.37
Granted	75,000	0.29
Forfeited/cancelled	(475,000)	2.25
Exercised	---	---
Outstanding as of September 30, 2009	3,306,000	$2.34

The following table presents the stock option grants outstanding and exercisable as of September 30, 2009:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
940,000	$0.89	7.7	536,456	$0.95
615,000	1.57	7.8	551,146	1.56
931,000	2.43	5.7	368,520	2.43
820,000	4.47	7.9	504,062	4.45
3,306,000	$2.34	7.2	1,960,184	$2.30

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

The following table summarizes share-based compensation related to restricted stock awards for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$7,778	$4,544	$68,094	$12,499
Selling, general and administrative	13,659	14,090	233,866	38,996
Total share-based compensation expense	$21,437	$18,634	$301,960	$51,495

At September 30, 2009, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $155,330.

The activity of our non-vested restricted stock awards is summarized as follows:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	154,918	$2.70
Shares granted	871,530	0.19
Shares forfeited/cancelled	(30,628)	0.26
Shares exercised/issued	(589,938)	0.62
Outstanding as of September 30, 2009	405,882	$0.51

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2008, our stockholders approved an amendment to the Incentive Plan to increase from 2 million shares to 6 million shares the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock option and other equity awards.  As of September 30, 2009, we had granted options to purchase 4,210,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,306,000 were outstanding at a weighted average exercise price of $2.34 per share and we had granted awards for 1,029,242 share of restricted stock since the inception of the Incentive Plan, of which 405,882 were outstanding.  As of September 30, 2009, there were 1,643,180 shares that remained available for future grant under our Incentive Plan.

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

As of September 30, 2009, the future minimum lease payments are as follows:

Year Ending December 31,	Amount
2009 (Three months)	$27,685
2010	110,740
2011	114,755
2012	116,094
2013	29,024
Total minimum lease payments	$398,298

Rent expense for our operating lease amounted to $27,415 and $23,831 for the three months ended September 30, 2009 and 2008, respectively and was $81,140 and $79,678 for the nine months ended September 30, 2009 and 2008, respectively.

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

Employment Agreements

As of September 30, 2009 the Company is party to employment agreements with its officers, which include Renaat Van den Hooff, President and Chief Executive Officer and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreement with Mr. Van den Hooff has an initial term of two years and includes an automatic one-year term renewal for each year thereafter.  The employment agreements with Mssrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

On March 9, 2009 the Company entered into a separation agreement (the “Agreement”) with Kerry P. Gray, the Company’s former Chief Executive Officer, whereby the Company will provide certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following the date of the Agreement; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following the date of the Agreement the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The Agreement also provides that Mr. Gray would serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray was not paid for the performance of such consulting services.  The Agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2009, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 13.                      SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events through November 16, 2009, the date when we issued our condensed consolidated financial statements for the quarter ended September 30, 2009 and determined the following subsequent event to be disclosed.

On November 9, 2009, the Company entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as exclusive placement agent on a reasonable best efforts basis for a proposed offering of our securities.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, we agreed to issue to those investors the following securities (the “Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”);

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

The closing of the Offering took place on November 16, 2009.  The Placement Agent received a placement fee equal to 7% of the aggregate gross proceeds of the Offering as well as warrants to purchase up to an aggregate of 535,723 shares of our common stock at an exercise price equal to $0.238 per share.

The aggregate net proceeds from the Offering, after deducting the Placement Agents’ fees and estimated offering expenses payable by us (and excluding any proceeds from exercise of the Warrants), were approximately $1.35 million.

We made the offering and sale of the above shares and warrants pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on November 13, 2009.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K, referred to as our 2008 Form 10-K, which has been previously filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations through March 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2008 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

On November 9, 2009, the Company entered into an engagement letter (the “Engagement Letter”) with Rodman & Renshaw, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as exclusive placement agent on a reasonable best efforts basis for a proposed offering of our securities.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, we agreed to issue to those investors the following securities (the “Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”);

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

The closing of the Offering took place on November 16, 2009.  The Placement Agent received a placement fee equal to 7% of the aggregate gross proceeds of the Offering as well as warrants to purchase up to an aggregate of 535,723 shares of our common stock at an exercise price equal to $0.238 per share.

The aggregate net proceeds from the Offering, after deducting the Placement Agents’ fees and estimated offering expenses payable by us (and excluding any proceeds from exercise of the Warrants), were approximately $1.35 million.

We made the offering and sale of the above shares and warrants pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on November 13, 2009.

On September 16, 2009, the Company announced the results from the first completed randomized clinical trial for Altrazeal.  The recently completed clinical study compared healing, pain and comfort of skin graft donor sites treated with either AltrazealTM or with a leading commercial sodium carboxymethylcellulose-silver (“CMC-Ag”) dressing.

Major results from the study indicated that there was a significant difference in patient’s pain scores, all favoring Altrazeal with lower pain scores at each time point (p<0.0001).  When asked about the comfort of the wound dressing at the edges, these subjects found Altrazeal to be more comfortable (p<0.001) and less painful when the dressing came in contact with clothes or bedding (p<0.001).  The study endpoints validated the hypothesis for time to healing for both dressings in this particular type of acute surgical wound.

The study was a single-center, prospective randomized trial in which each patient served as his/her own control. Each patient had at least two split-thickness donor sites of which one was dressed with AltrazealTM and the other one with the CMC-Ag dressing.

On July 23, 2009, the Company received a notice of effectiveness for the Company’s registration statement on Form S-3, using a “shelf” registration process, from the Securities and Exchange Commission. Under this shelf registration process, we may from time to time sell common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25,000,000.  As discussed above, the Offering was made pursuant to this registration statement declared effective on July 23, 2009 and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on November 13, 2009.

In July 2009 the Company implemented a revised business plan in order to reduce operating expenses, optimize operations, and conserve cash while seeking strategic relationships for its products and fund raising to provide needed liquidity.

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

Comparison of the three months ended September 30, 2009 and 2008

Total Revenues

Revenues were $130,234 for the three months ended September 30, 2009, as compared to revenues of $125,437 for the three months ended September 30, 2008, and were comprised of licensing fees of approximately $23,000 for two OraDisc™ licensing agreements, $23,000 for domestic royalties from the sale of Aphthasol® by our distributor, $39,000 of foreign royalties from the sale of Zindaclin®, $6,000 for sponsored research associated with OraDisc™ technologies, and $40,000 of Altrazeal® product sales.

The third quarter 2009 revenues represent an overall increase of approximately $5,000 versus the comparative third quarter 2008 revenues, primarily due to an increase of $37,000 in Altrazeal revenues.  This increase was partially offset by decreases of $18,000 in Zindaclin® royalties and licensing fees, $9,000 in sponsored research, and $2,000 in Aphthasol® royalties.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 was $7,785 and consisted of product costs for our Altrazeal® wound dressing.  Cost of goods sold for the three months ended September 30, 2008 were only $484, as Altrazeal™ was initially launched in June 2008.

Research and Development

Research and development expenses totaled $376,191 for the three months ended September 30, 2009, including $31,103 in share-based compensation, compared to $901,344 for the three months ended September 30, 2008, including $43,365 in share-based compensation.  The decrease of approximately $525,000 in research and development expenses was due primarily to a decrease in direct research costs of $248,000, a decrease in regulatory consulting costs of $44,000 along with savings of $258,000 due to the Company’s compensation reduction plan that was initiated in July 2009.  These decreases were partially offset by an increase in clinical testing expenses associated with our wound care technologies of $27,000.

The direct research and development expenses for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,
Technology	2009	2008
Wound care & nanoparticle	$4,636	$140,393
OraDisc™	4,200	138,945
Aphthasol® & other technologies	28,617	6,132
Total	$37,453	$285,470

Selling, General and Administrative

Selling, general and administrative expenses totaled $981,212 for the three months ended
September 30, 2009, including $126,448 in share-based compensation, compared to $1,731,877 for the three months ended September 30, 2008, including $237,789 in share-based compensation.  The decrease of approximately $751,000 in selling, general and administrative expenses was due primarily to reduced costs for marketing and selling expenses of $509,000, savings of $158,000 due to the Company’s compensation reduction plan, decreased corporate travel expenses of $37,000, decreased investor relations costs of $14,000, lower patent-related legal fees of $9,000, decreased administrative operating expenses of $12,000, and savings of $48,000 in Director fees.

These decreases were partially offset by an increase of $27,000 in legal and consulting fees, along with an increase of $6,000 in insurance costs.

Amortization

Amortization expense totaled $272,102 for the three months ended September 30, 2009, which is the same amount of amortization expense for the three months ended September 30, 2008.  The expense for each period consisted primarily of amortization associated with our patents.  There were no additional purchases of patents during the three months ended September 30, 2009.

Depreciation

Depreciation expense totaled $46,424 for the three months ended September 30, 2009 as compared to $31,229 for the three months ended September 30, 2008.  The increase of approximately $15,000 is attributable to our purchase of additional equipment, primarily manufacturing items, during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $6,676 for the three months ended September 30, 2009 as compared to $65,868 for the three months ended September 30, 2008.  The decrease of approximately $59,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2009.

Comparison of the nine months ended September 30, 2009 and 2008

Total Revenues

Revenues were $435,057 for the nine months ended September 30, 2009, as compared to revenues of $476,954 for the nine months ended September 30, 2008, and were comprised of licensing fees of $74,775 from two OraDisc™ licensing agreements, domestic royalties of $65,601 from the sale of Aphthasol® by our distributor, foreign royalties of $137,009 from the sale of Zindaclin®, OraDisc™ related sponsored research program fees of $38,190, and Altrazeal® product sales of $119,482.

The nine months ended September 30, 2009 revenues represent an overall decrease of approximately $42,000 versus the comparative nine months ended September 30, 2008 revenues, primarily due to a decrease of $166,000 in Aphthasol® product sales, which was non-recurring revenue from the prior year, and a decrease of $34,000 in Zindaclin® royalties.  These decreases were partially offset by an increase of $116,000 in Altrazeal™ product sales, increased licensing fees of $6,000 for OraDisc technologies, and increased Ora Disc™ related sponsored research program fees of $37,000.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 was $22,783 and consisted entirely of costs associated with the manufacture of Altrazeal®, whereas the cost of goods sold for the nine months ended September 30, 2008 was comprised of $137,615 in costs associated with the manufacture of Aphthasol® and $603 for costs associated with the manufacture of Altrazeal®.

Research and Development

Research and development expenses totaled $2,006,070 for the nine months ended September 30, 2009, including $286,160 in share-based compensation, compared to $2,644,104 for the nine months ended September 30, 2008, including $119,321 in share-based compensation.  The decrease of approximately $638,000 in research and development expenses was due primarily to decreases in direct research costs of $682,000 relating to our wound care and OraDisc™ technologies and savings of $133,000 due to the Company’s compensation reduction plan.  These decreases were partially offset by increased clinical testing expenses for our wound care technologies of $38,000 and increased regulatory consulting and expenses of $141,000.

The direct research and development expenses for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
Technology	2009	2008
Wound care & nanoparticle	$54,421	$572,843
OraDisc™	163,326	328,608
Aphthasol® & other technologies	34,710	32,713
Total	$252,457	$934,164

Selling, General and Administrative

Selling, general and administrative expenses totaled $5,041,318 for the nine months ended September 30, 2009, including $1,165,190 in share-based compensation, compared to $3,966,347 for the nine months ended September 30, 2008, including $629,790 in share-based compensation.

The increase of approximately $1,075,000 in selling, general and administrative expenses was due primarily to additional costs of approximately $602,000 for the ramp-up of our sales and marketing efforts, distribution services of $140,000 and a net increase of administrative compensation costs of $244,000.  The net increase in administrative compensation costs includes approximately $454,000 of share based compensation increases relating to the Company’s compensation reduction plan in September 2009 and costs of $47,000 associated with the Separation Agreement with our former chief executive officer; which are offset by a decrease of $263,000 in accruals for incentives.

We also incurred increases in legal services associated with our patent filings of $33,000, increases of $8,000 in accounting fees, and legal fees of $309,000 associated with filings made with the Securities and Exchange Commission, financing activities, and the proposed York Pharma acquisition.

Each of these factors were partially offset by a decrease of $73,000 in corporate travel expenses, lower consulting fees of $23,000, a decrease in investor relations expenses of $19,000, lower shareholder expenses of $24,000 due to having the Company’s annual shareholder meeting at a later date than in prior years, decreased director compensation of $60,000, and lower due diligence costs of $64,000 associated with financing activities.

Amortization

Amortization expense totaled $807,551 for the nine months ended September 30, 2009 as compared to $810,469 for the nine months ended September 30, 2008.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the nine months ended September 30, 2009.

Depreciation

Depreciation expense totaled $126,002 for the nine months ended September 30, 2009 as compared to $81,703 for the nine months ended September 30, 2008.  The increase of approximately $44,000 is attributable to our purchase of additional equipment, primarily manufacturing items, during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $42,296 for the nine months ended September 30, 2009 as compared to $269,801 for the nine months ended September 30, 2008.  The decrease of approximately $228,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide partial funding for operations.  As of September 30, 2009 our cash and cash equivalents were $1,399,113 which is a decrease of $6,168,475 as compared to our cash and cash equivalents at December 31, 2008 of $7,567,588.  Our working capital (current assets less current liabilities) was $1,857,118 at September 30, 2009 as compared to our working capital at December 31, 2008 of $7,068,928.

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2009	2008
Operating activities	$(6,161,448)	$(3,906,259)
Investing activities	(7,027)	(588,448)
Financing activities	---	47,500
Net (Decrease) in cash and cash equivalents	$(6,168,475)	$(4,447,207)

Operating Activities

For the nine months ended September 30, 2009, net cash used in operating activities was $6,161,448.  The principal component of net cash used for the nine months ended September 30, 2009 stems from our net loss of approximately $7,530,000.  This net loss for the nine months ended September 30, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $2,400,000.

Additional uses of our net cash included a decrease of $1,012,000 in accounts payable due to timing of vendor payments, a decrease of $253,000 in accrued liabilities for employee benefits and incentives, the amortization of deferred revenues of $97,000, and a decrease of $30,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $244,000 in prepaid expenses due to expense amortization, a decrease of $83,000 in accounts receivable, and a decrease of $33,000 in inventory due to Altrazeal™ product sales.

For the comparable nine months of 2008, net cash used in operating activities was $3,906,259.  The principal component of net cash used for the nine months ended September 30, 2008 stems from our net loss of approximately $6,894,000 which included $1,651,000 of non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.

Additional uses of our net cash included an increase of approximately $300,000 in inventory due to the work-in-progress manufacturing costs for Altrazeal™, an increase of $91,000 for renewal fees with the Food & Drug Administration, and a decrease of $67,000 in our royalty advance for Aphthasol® due to domestic sales by our distributor.  These uses of net cash were partially offset by a decrease of $613,000 in accounts receivable due to customer collections, an increase of $350,000 in accounts payable due to costs for product manufacturing, an increase in accrued liabilities of $225,000 due to timing, and an increase in deferred revenues of $604,000 from the receipt of licensing agreements associated with our OraDisc™ technologies.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was $7,027.  The investing activities include approximately $1,018,000 in notes receivable associated with the loan to York Pharma in April 2009, the subsequent collection of the York loan in July 2009, and a decrease of $14,000 associated with the purchase of Altrazeal™ manufacturing equipment.  The uses of net cash were partially offset by $7,000 of proceeds from the sale of laboratory equipment.

For the comparable nine months of 2008, net cash used in investing activities was $588,448 and consisted primarily of manufacturing equipment purchases for our Altrazeal™ and OraDisc™ products along with $142,650 for the buy-back of OraDisc™ licensing rights previously held by Zambon S.p.A.

Financing Activities

There were no financing activities during the nine months ended September 30, 2009.

Net cash provided by financing activities during the nine months ended September 30, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

Liquidity

In July 2009, the Company restructured its operations in efforts reduce operating expenses, optimize operations and to conserve the necessary cash to further the Company’s revised business plan.  Currently, a core management group is being supplemented by a small selection of external consultants to support the Company’s primary business activities. Selling efforts for Altrazeal™ are continuing through a network of independent sales representatives throughout the country.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, we agreed to issue to those investors the following securities (the “Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”);

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

The closing of the Offering took place on November 16, 2009.  Rodman and Renshaw, LLC, acting as our placement agent, received a placement fee equal to 7% of the aggregate gross proceeds of the Offering as well as warrants to purchase up to an aggregate of 535,723 shares of our common stock at an exercise price equal to $0.238 per share.

The aggregate net proceeds from the Offering, after deducting the Placement Agents’ fees and estimated offering expenses payable by us (and excluding any proceeds from exercise of the Warrants), were approximately $1.35 million.

The Company continues to seek a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal™ as well as continuing, with the assistance of an investment bank, to explore future fund raising using the Company’s effective registration statement on Form S-3 or through the sale of assets.

As of November 1, 2009, we had cash and cash equivalents of approximately $1,177,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth during 2009 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on the proceeds from the closing of our Offering, our existing liquidity, the expected level of operating expenses, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements at least through March 2011.  We do not expect any material changes in our capital expenditure spending during the remainder of 2009.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2009, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and a separation agreement with our former chief executive officer which was effective on March 9, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease	$398,298	$110,740	$229,511	$58,047	$	---
Separation agreement	662,500	150,000	300,000	212,500		---
Total contractual cash obligations	$1,060,798	$260,740	$529,511	$270,547	$	---

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off balance sheet arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient until March 2011, and other statements, including, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Annual Report on Form 10-K, particularly under “Risk Associated with our Business”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At September 30, 2009 and December 31, 2008 our cash and cash equivalents totaled $1,399,113 and $7,567,588, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2009 and at December 31, 2008.  As of September 30, 2009, five customers exceeded the 5% threshold.  Two customers exceeded the 5% threshold at December 31, 2008.  We believe that these customer accounts are fully collectible as of September 30, 2009.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K, filed on March 30, 2009.

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

ULURU Inc.

Date: November 16, 2009	By:	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)