Form 10-K
period 2009-12-31
ULURU INC.
filed 2010-03-24
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 000-49670

ULURU Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-2118656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4452 Beltway Drive
Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

(214) 905-5145
(Registrant’s telephone number, including area code)

-----------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange Amex LLC
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant t Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $8,899,146 based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange Amex LLC (formerly known as the American Stock Exchange) on such date.

As of March 24, 2010, there were 81,946,657 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations through the third quarter of 2011, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this 2009 Annual Report on Form 10-K, particularly under “Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

NanoflexTM Powder

Our NanoflexTM Powder is composed of hydrogel particle flakes that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate, forming a flexible and nonresorbable film.  The film can be used to cover and protect a wound surface and can also be applied to provide specific drug delivery profiles to a wound or skin surface.

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

NanoflexTM Gel

Our NanoflexTM technology is composed of hydrated nanoparticles that are concentrated into a viscoelastic gel.  The gel fills the shape of a container or envelope and the physical properties such as firmness or elasticity can be varied by changing the particle composition and concentrations.  If the gel is exposed to physiological fluid such as in a body cavity, the particles will aggregate immediately and irreversibly forming a flexible, nonresorbable aggregate.  This technology is currently being developed as an advanced wound filler material suitable for filling tunneling wounds, such as pressure sores.

NanoflexTM Injectable Liquid

Our family of dermal fillers and facial sculpting products has three major components that form the injectable materials:

▪	Hyaluronic acid
▪	NanoflexTM particles
▪	Water

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue.  In dermal and sub-dermal tissue, hyaluronic acid binds with water and provides volume and elasticity.  As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to twelve month period requiring repeat injections.  Our dermal filler and sub-dermal filler can be composed of between 1 and 3% hyaluronic acid with several choices of molecular weight.  Materials for facial sculpting containing a lower amount of hyaluronic acid result in a higher degree of permanence.

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

This injectable system has been studied extensively for safety and for applications as a dermal filler to provide a family of soft tissue filler materials with different degrees of permanency.

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

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

AltrazealTM

AltrazealTM Transforming Powder Dressing, based on our NanoflexTM technology, has the potential to change the way health care providers approach their treatment of wounds. Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, acute and chronic wounds. The powder fills and seals the wound to provide an optimal moist healing environment. The exudate is controlled through the high moisture vapor transpiration rate (MVTR) that creates a low pressure environment which holds the dressing in place. Other characteristics promoting healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, AltrazealTM typically does not require a secondary dressing and reduces the need for frequent dressing changes, which offers a significant pharmaco-economic benefit.

In 2008 AltrazealTM was successfully scaled up through our network of strategic contract manufacturers. We established a commercial organization including Sales and Marketing management and 10 Product Specialists.  The regulatory status of AltrazealTM is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.  The product launch was in June 2008.

Since the roll-out of Altrazeal™ in June 2008, there have been many outstanding clinical results; positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 35 poster presentations, and one peer reviewed article being published in an international indexed journal.  AltrazealTM has contributed to improved healing and patient quality of life, in particular, a statistically significant reduction in pain.  In a randomized clinical study conducted in 2009, Altrazeal™ provided a significant improvement in pain and comfort over a market-leading wound dressing.

The time to achieve the commercial success of Altrazeal™ has taken longer than we anticipated. The consequences of the long selling cycle of Altrazeal™ led us to significantly restructure our organization in July 2009.  In order to effectively market AltrazealTM we believe that greater sales and marketing resources are needed.  As such, we have been seeking a strategic partner which will allow us to maximize the revenue potential of AltrazealTM.  In the interim, we are executing a parallel sales strategy that involves the hiring throughout the country of experienced wound care Independent Sales Representatives (“ISR’s”) that are compensated on a commission-only basis.

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

ProStrakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001under the trade name of Aptheal®. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden in conjunction with Meda AB.  Meda AB intends to apply for regulatory approvals in countries where registration has not been received including France, Italy and Belgium.

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

In November 2008, we executed an expanded European Agreement with Meda AB, Sweden for OraDisc™ A and Aphthasol (5% amlexanox) paste for distribution into most major European markets. Meda AB paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.

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

In March 2007, we executed a Licensing and Supply Agreement for OraDisc™ B with Meldex International, for the territories of Europe and the Middle East. We received an upfront licensing fee and will receive additional payments based on regulatory approval and commercial milestones.

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

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our broad intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patents for products under development and for new discoveries. Patent applications are filed for our inventions and prospective products with the U.S. Patent and Trademark Office and, when appropriate, with authorities in countries that are part of the Paris Convention’s Patent Cooperation Treaty (“PCT”) (most major countries in Western Europe and the Far East) and with other authorities in major markets not covered by the PCT.

One U.S. and two European patents have been issued and one European patent application is pending for the use of zinc as a pharmaceutical vehicle for enhancing the penetration and retention of drug in the skin. The patents and patent application cover the method of inducing a reservoir effect in skin and mucous membranes to enhance penetration and retention of topically applied therapeutic and cosmetic agents. The patents and patent application also relate to topical treatment methods including such reservoir effect enhancers and to pharmaceutical compositions containing them.

We have one U.S. patent and have filed one U.S. and two PCT patent applications for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product.  Our patent applications cover the delivery of drugs through or into any mucosal surface and onto the surface of gums and teeth. The patent and patent applications cover our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the composite film.

With regards to our NanoflexTM technology, one U.S. patent has issued and three additional U.S. and four PCT patent applications have been filed. The patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, breast implants, artificial discs and tissue scaffold.  In December 2006 we acquired from Access Pharmaceuticals Inc. all patent rights and all intellectual properties associated with the NanoflexTM technology.  We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding aesthetic dermal or facial fillers.

We also have a patent for amlexanox and the worldwide rights, excluding Japan, for the use of amlexanox for oral and dermatological applications.

We have a strategy of developing an ongoing line of patent continuation applications for both the Nanoflex™ and OraDisc™ technologies. By this approach, we are extending the intellectual property protection of our basic technologies to cover additional related inventions, some of which are anticipated to carry the priority dates of the original applications.

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

The steps required before a pharmaceutical product or medical device product may be produced and marketed in the U.S. can include preclinical tests, the filing of an Investigational New Drug application (“IND”) or an Investigational Device Exemption (“IDE”) with the FDA, which must become effective pursuant to FDA regulations before human clinical trials may commence.  Numerous phases of clinical testing and the FDA approval of a New Drug Application (“NDA”), a Product Marketing Authorization (“PMA”), or a 510(k) application (“510(k)”) is also typically required prior to commercial sale.

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

Employees

As of December 31, 2009, we had 7 full-time employees, including 1 in sales and marketing, 2 in research and development (each with advanced scientific degrees), 2 in general and administration and 1 in manufacturing, quality, and service.  In addition, we use four contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory administration.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

Name	Age	Position
Renaat Van den Hooff	51	Chief Executive Officer, President
Terrance K. Wallberg	55	Vice President, Chief Financial Officer, Secretary, Treasurer
Daniel G. Moro	63	Vice President Polymer Drug Delivery
John V. St. John, Ph.D.	38	Vice President Research and Development
Christopher J. Stergion	44	Director of Sales and Marketing

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

Terrance K. Wallberg, a Certified Public Accountant, possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies. Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management and previous to that was CFO for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company. During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community. Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer. Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

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

Dr. John V. St. John was previously a Senior Scientist at Access Pharmaceuticals, Inc. from March 2000 until October 2005. He served as team leader during the early identification of Access Pharmaceuticals’ oncology drug, AP5346. Dr. St. John served as team leader for the hydrogel team from January 2002 to October 2005 during the development of the Hydrogel Nanoparticle Aggregate Technology and is the co-inventor of this technology.  He holds one patent. Dr. St. John has served as an adjunct faculty member in the Department of Biomedical Engineering at the University of Texas Southwestern Medical School while at Access Pharmaceuticals. Previously, Dr. St. John served as a Dreyfus Fellow and Assistant Professor in the Department of Chemistry of Southern Methodist University from August 1998 to March 2000. He has earned a graduate certificate in Marketing from the SMU Cox School of Business. Dr. St. John served as the elected Chair of the Dallas Fort Worth American Chemical Society Section for 2005 and is a current member in the American Professional Woundcare Association, American Chemical Society, the Materials Research Society, and the Controlled Release Society.

Christopher J. Stergion has a sales and marketing leadership background including over 16 years of experience in the Chronic Wound Care industry.  Prior to joining ULURU Inc., Mr. Stergion served in various progressing levels of responsibility at Johnson & Johnson.  From 2007 to 2008, Mr. Stergion was Product Director for Johnson & Johnson Wound Management’s Regranex Gel and Promogran Matrix brands.  From 2005 to 2006, Mr. Stergion was the Sales Operations Director for Ethicon, Inc. managing sales compensation, sales analytics and sales reporting.  From 2000 to 2004, Mr. Stergion led several sales teams as a Division Manager in Johnson & Johnson Wound Management’s Advance Wound Care business.  Mr. Stergion led the sales Training Department for Johnson & Johnson Medical’s Advanced Wound Care business from 1998 to 1999.  Mr. Stergion began his Johnson & Johnson career in sales as a Wound Management Representative and Account Manager from 1993 to 1997.  Prior to joining the Johnson & Johnson family of companies, Mr. Stergion was a Sales Manager and Sales Representative at Orthopedic Technology, Inc. from 1989 to 1992.  Mr. Stergion is a graduate of the University of California, Santa Barbara.

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

Our cash and cash equivalents may not be sufficient to fund our operations beyond the third quarter of 2011.

Assuming our current costs of operations remain relatively unchanged over the next several months, our present cash and cash equivalents may not be sufficient to fund our operations beyond the third quarter of 2011.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations and dissolve the Company.  Although the Company believes it has been prudent in this assessment of the rate at which its cash and cash equivalents may be expended, no assurance can be given that such assessment will prove accurate and readers are therefore cautioned not to place undue reliance thereon.

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

We are marketing and selling Altrazeal™ through a network of independent sales representatives (“ISR’s”) in the United States but have only limited experience thus far with marketing, sales or distribution of wound care products. We have engaged ISR’s for the commercialization of Altrazeal™ in the United States. If we are unable to establish the capabilities to sell, market and distribute Altrazeal™, either through our existing ISR capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal™. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our ISR capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire ISR’s or qualified sales and marketing personnel we need in the United States to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Altrazeal™. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of Altrazeal™. We cannot guarantee that we will be successful in commercializing Altrazeal™.

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
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Turkey, Russia, and the Commonwealth of Independent States

EpiTan Pharmaceuticals	▪	Australia and New Zealand;
Kunwha Pharmaceutical	▪	South Korea;
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra;
Orient Europharma, Co., Ltd.	▪	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore;
Pharmascience Inc.	▪	Canada;

OraDisc™ B
Meldex International PLC	▪	Europe, CEE and CIS countries, and the Middle East

Zindaclin® and Residerm®
ProStrakan Ltd.	▪	worldwide manufacturing, marketing and regulatory approval rights;
Crawford	▪	sublicensed United Kingdom, Ireland, continental Europe, and CEE countries marketing rights;
Cantabria	▪	sublicensed Italy and Spain marketing rights;
EpiTan, Ltd.	▪	sublicensed Australia and New Zealand marketing rights;
Hyundai	▪	sublicensed Korea marketing rights;
Taro	▪	sublicensed Israel marketing rights;
Biosintetica	▪	sublicensed Brazil marketing rights;
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

Additional federal, state, foreign and local laws and regulations affecting our operations may be adopted in the future, including laws related to climate change.  We may incur substantial costs to comply with these laws or regulations.  Additionally, we may incur substantial fines or penalties if we violate any of these laws or regulations.

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

Accounting Standards Codification (“ASC”) Topic 350-30, Intangibles Other than Goodwill requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. In addition, under ASC Topic 350-30, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our products and product candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our product candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

▪	Altrazeal™ is a product approved for sale in the U.S.;

▪	Other Altrazeal™ products are currently in clinical and development phases;

▪	Nanoparticle aggregate product candidates are in the preclinical and clinical phase;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2011;

▪	Our other OraDisc™ products are currently in the development phase; and

▪	Zindaclin® is a product approved for sale in the United Kingdom, Ireland, and extensively throughout European Union countries.

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

▪	Zindaclin® and Residerm® between 2010 and 2020
▪	5% amlexanox paste in 2011
▪	OraDisc™ in 2021
▪	Hydrogel Nanoparticle Aggregate in 2022

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      DESCRIPTION OF PROPERTY

As of December 31, 2009, we did not own any real property.  We entered into a lease on April 1, 2006 for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The minimum monthly lease obligation of $9,228, which is inclusive of monthly operating expenses, continues for forty months as of December 31, 2009.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.                      LEGAL PROCEEDINGS

The Company was served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for the Company.  The Company denies all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  The Company has also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and is seeking monetary damages.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 17, 2009.  At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of ULURU Inc. until the next annual meeting or until his successor is elected, (ii) approved an increase in the number of shares authorized for issuance under the Company’s 2006 Equity Incentive Plan, as amended, and (iii) ratified the selection of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2009.

We had 66,099,419 shares of common stock outstanding and entitled to vote as of November 2, 2009, the record date for the Annual Meeting.  At the Annual Meeting, 41,311,565 shares of common stock were present in person or represented by proxy, constituting a majority of all of the outstanding shares of our common stock, for the three proposals indicated above.  The following sets forth detailed information regarding the results of the voting at the Annual Meeting:

Proposal 1.	Election of Directors.

Director	Votes in Favor	Votes Withheld
William W. Crouse	40,008,565	1,303,000
Jeffrey B. Davis	40,056,241	1,255,324
Kerry P. Gray	39,145,667	2,165,898

Proposal 2.	Approve an increase in the number of shares available for issuance under the Company’s 2006 Equity Incentive Plan from 6,000,000 to 9,000,000.

Votes in Favor:	18,996,399
Votes Against:	1,464,029
Abstentions:	47,483
Not Voted:	20,803,654

Proposal 3.	Ratification of the appointment of Lane Gorman Trubitt, L.L.P. as our independent auditors for the fiscal year ending December 31, 2009.

Votes in Favor:	39,910,028
Votes Against:	404,941
Abstentions:	996,596

Part II

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the NYSE Amex exchange (formerly the American Stock Exchange) under the symbol “ULU” on July 26, 2007. From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the NYSE Amex exchange (formerly the American Stock Exchange) from January 1, 2008 through December 31, 2009.

Year Ended December 31, 2009	High	Low
First Quarter	$0.40	$0.13
Second Quarter	$0.29	$0.15
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.24	$0.12

Year Ended December 31, 2008
First Quarter	$2.88	$2.19
Second Quarter	$2.25	$0.81
Third Quarter	$1.95	$0.95
Fourth Quarter	$1.10	$0.26

Holders of Common Stock

As of March 24, 2010, there were approximately 115 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  On March 24, 2010, the closing price of our common stock was $0.19 and there were 81,946,657 shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted our 2006 Equity Incentive Plan (“Incentive Plan”) on March 27, 2006 authorizing 2,000,000 shares under the Incentive Plan.  At the annual meeting of the stockholders held on May 8, 2007 and on December 17, 2009, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 4 million shares and 3 million shares, respectively.

As of December 31, 2009, we had granted options to purchase 4,210,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,306,000 were outstanding at a weighted average exercise price of $2.34 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 405,882 were outstanding.  As of December 31, 2009, there were 4,643,180 shares that remained available for future grants under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	3,306,000	$2.34	4,643,180

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	3,306,000	$2.34	4,643,180

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

Utilizing our technologies, four of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our patented NanoflexTM and OraDiscTM drug delivery technologies.  Altrazeal™, the first product developed from our NanoflexTM technology, was launched in the United States in June 2008.

Recent Developments

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share (the “February Offering”).  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $900,000, after deducting placement fees and offering expenses payable by us.

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $70,000 (equal to 7% of the aggregate gross proceeds of the February Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the February Offering) of our common stock at an exercise price of $0.25 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

We completed the offering and sale of the above shares in the February Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2010.

On December 3, 2009, the Company received notice from McKesson Medical-Surgical, Inc., one of the major pharmaceutical distributors in the United States, that it was approved as a distributor for the Company and had placed its first significant order for AltrazealTM.  McKesson Medical-Surgical delivers a comprehensive offering of medical-surgical supplies, medical equipment and health care technology-related services to the alternate site market, including physician offices, surgery centers, long-term care facilities, and home care throughout the United States.

On November 9, 2009, the Company entered into an engagement letter with Rodman & Renshaw, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as exclusive placement agent on a reasonable best efforts basis for a proposed offering of our securities.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors the following securities (the “November Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”);

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

On November 16, 2009, we closed the November Offering and received aggregate net proceeds of approximately $1.26 million, after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $105,002 (equal to 7% of the aggregate gross proceeds of the November Offering) as well as compensation warrants to purchase up to an aggregate of 535,723 shares (equal to 5% of the aggregate number of shares sold in the November Offering) of our common stock at an exercise price of $0.238 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

We made the offering and sale of the above shares and warrants in the November Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on November 13, 2009.

Under this shelf registration process, we may from time to time sell common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25,000,000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide partial funding for operations.  As of December 31, 2009 our cash and cash equivalents were $1,934,177 which is a decrease of $5,633,411 as compared to our cash and cash equivalents at December 31, 2008 of $7,567,588.  Our working capital (current assets less current liabilities) was $2,615,079 at December 31, 2009 as compared to our working capital at December 31, 2008 of $7,068,928.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2009	2008
Operating activities	$(6,888,084)	$(6,012,026)
Investing activities	(7,027)	(447,714)
Financing activities	1,261,700	47,500
Net (Decrease) in cash and cash equivalents	$(5,633,411)	$(6,412,240)

Operating Activities

For the year ended December 31, 2009, net cash used in operating activities was $6,888,084.  The principal component of net cash used for the year ended December 31, 2009 stems from our net loss of approximately $9,226,000.  This net loss for the year ended December 31, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, depreciation, and the intangible asset impairment loss.  These non-cash charges totaled approximately $3,599,000.

Additional uses of our net cash included a decrease of $824,000 in accounts payable due to timing of vendor payments, a decrease of $433,000 in accrued liabilities for employee benefits and incentives, the amortization of deferred revenues of $109,000, an increase of $23,000 in accounts receivable, and a decrease of $30,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $85,000 in prepaid expenses due to expense amortization, and a decrease of $71,000 in inventory due to Altrazeal™ product sales.

For the year ended December 31, 2008, net cash used in operating activities was $6,012,026.  The principal component of net cash used for the year ended December 31, 2008 was our net loss of approximately $9,783,000, which included $2,245,000 of non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  Additional uses of our net cash related to an increase of approximately $761,000 in inventory of Altrazeal™ related products, an increase of $68,000 for renewal fees with the Food & Drug Administration, and a decrease of $90,000 in our royalty advance for Aphthasol® as a result of earned royalties from domestic sales by our Aphthasol® licensee.  These uses of net cash were partially offset by a decrease of $641,000 in accounts receivable due to customer collections, an increase of $652,000 in accounts payable due to costs for product manufacturing, an increase in accrued liabilities of $224,000 due to timing, and an increase in deferred revenues of $928,000 from the receipt of licensing payments associated with our OraDisc™ technologies.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $7,027.  The investing activities include approximately $1,018,000 in notes receivable associated with the loan to York Pharma in April 2009, the subsequent collection of the York loan in July 2009, and $14,000 associated with the purchase of Altrazeal™ manufacturing equipment.  The uses of net cash were partially offset by $7,000 of proceeds from the sale of laboratory equipment.

Net cash used in investing activities during the year ended December 31, 2008 was $447,714 and consisted primarily of manufacturing equipment purchases for our Altrazeal™ and OraDisc™ products.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2009 was $1,261,700 from the November Offering.

Net cash provided by financing activities during the year ended December 31, 2008 was $47,500 from the exercise of stock options to purchase 50,000 shares of our common stock.

Liquidity

In July 2009, the Company restructured its operations in efforts to reduce operating expenses, optimize operations and to conserve the necessary cash to further the Company’s revised business plan.  Currently, a core management group is being supplemented by a small selection of external consultants to support the Company’s primary business activities. Selling efforts for Altrazeal™ are continuing through a network of independent sales representatives throughout the country.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors the following securities:

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”);

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

On November 16, 2009, we closed the November Offering and received aggregate net proceeds of approximately $1.26 million, after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $105,002 (equal to 7% of the aggregate gross proceeds of the November Offering) as well as compensation warrants to purchase up to an aggregate of 535,723 shares (equal to 5% of the aggregate number of shares sold in the November Offering) of our common stock at an exercise price of $0.238 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share.  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $900,000, after deducting placement fees and offering expenses payable by us.

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $70,000 (equal to 7% of the aggregate gross proceeds of the February Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the February Offering) of our common stock at an exercise price of $0.25 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

The Company continues to seek a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal™ as well as continuing, with the assistance of an investment bank, to explore future fund raising using the Company’s effective registration statement on Form S-3 or through the sale of assets.

Under the Form S-3 shelf registration process, we may from time to time sell common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25,000,000.

As of March 1, 2010, we had cash and cash equivalents of approximately $2,337,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth during 2010 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on the proceeds from the closing of the February Offering, our existing liquidity, the expected level of operating expenses, projected sales of our existing products and estimated sales from our product candidates, if approved, combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements at least through the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during 2010.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2009, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and a separation agreement with our former chief executive officer which was effective on March 9, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease	$370,613	$110,740	$230,849	$29,024	$	---
Separation agreement	625,000	150,000	300,000	175,000		---
Total contractual cash obligations	$995,613	$260,740	$530,849	$204,024	$	---

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements.

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

Comparison of the year ended December 31, 2009 and 2008

Total Revenues

Our revenues totaled $667,949 for the year ended December 31, 2009, as compared to revenues of $733,471 for the year ended December 31, 2008, and were comprised of licensing fees of approximately $193,000 which included $87,000 for two OraDisc™ licensing agreements and $106,000 for a Zindaclin® milestone, domestic royalties of approximately $89,000 from the sale of Aphthasol® by our distributor, foreign royalties of approximately $167,000 from the sale of Zindaclin®, sponsored research programs of approximately $38,000, and product sales of approximately $181,000 for Altrazeal™.

The year ended December 31, 2009 revenues represent an overall decrease of approximately $66,000 versus the comparative 2008 revenues.  Factors contributing to the decrease were lower Aphthasol® product sales of $166,000 as our distributor did not purchase any Aphthasol® in 2009, lower Zindaclin® licensing fees of $40,000, and lower Zindaclin® royalty fees of $30,000.  These adverse factors were partially offset by an increase in Altrazeal™ product sales of $163,000, an increase in sponsored research of $5,000 and an increase in OraDisc™ licensing fees of $2,000.

Costs and Expenses

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2009 was $35,073, which was related solely to Altrazeal™ usage.  For the year ended December 31, 2008 our cost of goods sold was $140,822, which included $3,322 for Altrazeal™ and $137,500 for Aphthasol®.

Research and Development

Research and development expenses totaled $2,250,153 for the year ended December 31, 2009, which included $320,239 of share-based compensation, compared to $3,503,638 for the year ended December 31, 2008, which included $161,779 of share-based compensation.  The decrease of approximately $1,254,000 in research and development expenses was due primarily to the Company’s business plan restructuring in July 2009 which contributed to decreases in direct research costs of $908,000 and in scientific personnel costs of $350,000.  We also experienced a decrease of $31,000 in clinical testing expenses as our Altrazeal™ clinical studies were completed.  These expense decreases were partially offset by an increase in regulatory consulting and expenses of $39,000.  The direct research and development expenses for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
Technology	2009	2008
Wound care & Nanoflex™	$63,413	$713,278
OraDisc™	187,591	456,812
Aphthasol® & other technologies	52,416	41,781
Total	$303,420	$1,211,871

Selling, General and Administrative

Selling, general and administrative expenses totaled $5,665,559 for the year ended December 31, 2009, which included $1,295,107 of share-based compensation, compared to $5,992,097 for the year ended December 31, 2008, which included $862,053 in share-based compensation.  The decrease of approximately $327,000 in selling, general and administrative expenses was influenced by the Company’s business plan restructuring in July 2009 which contributed to reductions in several areas, the majority occurring in sales and marketing ($283,000) as we transitioned to an independent sales representative model.  Other areas of decrease included lower travel expenses of $90,000, lower director compensation of $97,000, reduced consulting expenses of $66,000, lower due-diligence costs of $48,000 associated with financing activities, lower costs associated with shareholder and investor relations of $36,000, and lower occupancy and operating costs of $28,000.

These expense decreases were partially offset by an increase in legal fees of $203,000 associated with filings made with the Securities and Exchange Commission, financing activities (including the November Offering), and the proposed York Pharma acquisition.  We also incurred increases in legal services associated with our patent filings of $26,000, higher costs of $6,000 for our external accountants, increased insurance costs of $5,000, and increased administrative compensation of $81,000.  The increase in administrative compensation includes approximately $394,000 of share-based compensation expense after giving effect to vesting accelerations of stock options and restricted stock awards associated with the Company’s business plan restructuring in July 2009 and the separation agreement with our former chief executive officer.  Other factors affecting the administrative compensation increase include $90,000 of costs associated with the aforementioned separation agreement, savings of $130,000 associated with benefit forfeitures pursuant to the separation agreement and savings of $273,000 in accruals for incentives.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled $1,065,390 for the year ended December 31, 2009 as compared to $1,082,571 for the year ended December 31, 2008.  The expense for each period consists primarily of amortization associated with our patents.  There were no additional purchases of patents during the year ended December 31, 2009.

Depreciation

Depreciation expense totaled $186,690 for the year ended December 31, 2009 as compared to $114,048 for the year ended December 31, 2008.  The increase of approximately $73,000 is primarily attributable to our manufacturing equipment for Altrazeal™ and OraDisc™.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $42,571 for the year ended December 31, 2009, as compared to $317,070 for the year ended December 31, 2008.  The decrease of approximately $274,000 is attributable to a decrease in interest income due to lower cash balances as well as lower interest yields during 2009.

Interest Expense

Interest expense totaled $14,619 for the year ended December 31, 2009 and consisted of financing costs for our insurance policies.  There was no interest expense for the year ended December 31, 2008.

Impairment of Intangible Assets

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2009.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value except for the valuation of the patent associated with our Zindaclin® technology.  We recognized an impairment charge of $716,633 for the year ended December 31, 2009.  There was no impairment loss for the year ended December 31, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and which require complex management judgment.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the ASC Topic 605, Revenue Recognition (“ASC Topic 605”), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved.

We also generate revenue from license agreements and research collaborations and recognize this revenue when earned. In accordance with ASC Topic 605-25, Revenue Recognition - Multiple Element Arrangements, for deliverables which contain multiple deliverables, we separate the deliverables into separate accounting units if they meet the following criteria: i) the delivered items have a stand-alone value to the customer; ii) the fair value of any undelivered items can be reliably determined; and iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC Topic 605.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2009 and 2008, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Share based Compensation – Employee Share based Awards

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant.  Under the fair value recognition provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”), and ASC Topic 505, Equity (“ASC Topic 505”), share based compensation cost is based on the value of the portion of share based awards that is ultimately expected to vest during the period.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for share based awards.  The Black-Scholes model requires the use of assumptions which determine the fair value of the share based awards.  Determining the fair value of share based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. In accordance with ASC Topic 718 and ASC Topic 505, we are required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.  Judgment is required in estimating the amount of share based awards that are expected to be forfeited.

If factors change and we employ different assumptions in the application of ASC Topic 718 and ASC Topic 505 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718 and ASC Topic 505.  There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future.  Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of employee share-based awards is determined in accordance with ASC Topic 718 and ASC Topic 505 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Share based Compensation – Non-Employee Share based Awards

We occasionally grant stock option awards to our consultants and directors.  Such grants are accounted for pursuant to ASC Topic 505 and, accordingly, we recognize compensation expense equal to the fair value of such awards and amortize such expense over the performance period.  We estimate the fair value of each award using the Black-Scholes model.  The unvested equity instruments are revalued on each subsequent reporting date until performance is complete, with an adjustment recognized for any changes in their fair value.  We amortize expense related to non-employee stock options in accordance with ASC Topic 718.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2009, we utilized Bank of America and Bank of America Investments Services, Inc. as our banking institutions.  At December 31, 2009 and December 31, 2008 our cash and cash equivalents totaled $1,934,177 and $7,567,588, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2009 and at December 31, 2008.  As of December 31, 2009, three customers exceeded the 5% threshold, each customer with 67%, 11%, and 10%, respectively.  Two customers exceeded the 5% threshold at December 31, 2008, one with 94% and the other with 5%.  We believe that the customer accounts are fully collectible as of December 31, 2009.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009 our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                     OTHER INFORMATION

None.

Part III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2010 Annual Meeting of Stockholders to be held on May 21, 2010 (our “2010 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert serving on the Audit Committee, will be set forth in the Audit Committee segment of our 2010 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees”.

Corporate Governance

Information concerning certain corporate governance matters will appear in our 2010 Proxy Statement under “Corporate Governance Matters”, “Meetings of the Board and Certain Committees”, “Compensation Committee Discussion on Executive Compensation”, and “Report of the Audit Committee”.  These portions will be contained in our 2010 Proxy Statement and are incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth in the “Section 16(a) Beneficial Ownership Reporting Compliance” segment of our 2010 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information concerning executive compensation for the Company required under this Item will be contained in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item will be contained in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item will be contained in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item will be contained in our 2010 Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	47
		Consolidated Balance Sheets as of December 31, 2009 and 2008	48
		Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	49
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	50
		Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 24, 2010	By	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer
Principal Executive Officer

Date: March 24, 2010	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2010	/s/ William W. Crouse
William W. Crouse, Director

Date: March 24, 2010	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 24, 2010	/s/ Kerry P. Gray
Kerry P. Gray, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P.
Dallas, TX

March 24, 2010

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,934,177	$7,567,588
Accounts receivable	218,256	195,562
Inventory	1,008,998	1,080,266
Prepaid expenses and deferred charges	383,419	468,625
Total Current Assets	3,544,850	9,312,041

Property, Equipment and Leasehold Improvements, net	1,631,557	1,828,040

Other Assets
Intangible assets, net	8,183,146	9,965,169
Deposits	20,819	20,819
Total Other Assets	8,203,965	9,985,988

TOTAL ASSETS	$13,380,372	$21,126,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$617,443	$1,441,986
Accrued liabilities	215,431	648,546
Deferred revenue – current portion	96,897	122,164
Royalty advance	---	30,417
Total Current Liabilities	929,771	2,243,113

Long Term Liabilities
Deferred revenue, net – less current portion	1,272,843	1,356,526

TOTAL LIABILITIES	2,202,614	3,599,639

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock – $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
76,813,886 and 65,509,481 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	76,814	65,510
Additional paid-in capital	46,923,499	44,057,757
Accumulated (deficit)	(35,822,555)	(26,596,837)
TOTAL STOCKHOLDERS’ EQUITY	11,177,758	17,526,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,380,372	$21,126,069

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
REVENUES
License fees	$193,290	$230,308
Royalty income	255,738	286,303
Product sales	180,731	184,050
Other	38,190	32,810
Total Revenues	667,949	733,471

COSTS AND EXPENSES
Cost of goods sold	35,073	140,822
Research and development	2,250,153	3,503,638
Selling, general and administrative	5,665,559	5,992,097
Amortization of intangible assets	1,065,390	1,082,571
Depreciation	186,690	114,048
Total Costs and Expenses	9,202,865	10,833,176

OPERATING (LOSS)	(8,534,916)	(10,099,705)

Other Income (Expense)
Interest and miscellaneous income	42,571	317,070
Interest expense	(14,619)	---
Impairment of intangible assets	(716,633)	---
Loss on sale of equipment	(2,121)	---

(Loss) Before Income Taxes	(9,225,718)	(9,782,635)

Income taxes	---	---

NET (LOSS)	$(9,225,718)	$(9,782,635)

Basic and diluted net (loss) per common share	$(0.14)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	67,168,941	63,775,653

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2009 and 2008
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2007	62,416,881	62,417	42,989,518	(16,814,202)	26,237,733

Issuance of common stock – 3,042,600 shares for cashless exercise of warrants (3,066,667 shares)	3,042,600	3,043	(3,043)	---	---

Issuance of common stock for exercise of stock options	50,000	50	47,450	---	47,500

Share-based compensation of employees	---	---	844,340	---	844,340
Share-based compensation of non-employees	---	---	179,492	---	179,492

Net (loss) for the year	---	---	---	(9,782,635)	(9,782,635)
Balance as of December 31, 2008	65,509,481	$65,510	$44,057,757	$(26,596,837)	$17,526,430

Issuance of common stock and warrants in a private placement, net of fund raising costs ($279,919)	10,714,467	10,714	1,250,986	---	1,261,700

Issuance of common stock – vesting of restricted stock	589,938	590	(590)	---	---

Share-based compensation of employees	---	---	1,521,084	---	1,521,084
Share-based compensation of non-employees	---	---	94,262	---	94,262

Net (loss) for the year	---	---	---	(9,225,718)	(9,225,718)
Balance as of December 31, 2009	76,813,886	$76,814	$46,923,499	$(35,822,555)	$11,177,758

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES :
Net (loss)	$(9,225,718)		$(9,782,635)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets	1,065,390		1,082,571
Depreciation	201,390		138,292
Share-based compensation for stock and options issued to employees	1,521,084		844,340
Share-based compensation for options issued to non-employees	94,262		179,492
Impairment of intangible assets	716,633		---
Loss on sale of equipment	2,120		---

Change in operating assets and liabilities:
Accounts receivable	(22,694)		640,513
Inventory	71,268		(760,853)
Prepaid expenses and deferred charges	85,206		(67,795)
Deposits	---		(320)
Accounts payable	(824,543)		651,574
Accrued liabilities	(433,115)		224,151
Deferred revenue	(108,950)		928,262
Royalty advance	(30,417)		(89,618)
Total	2,337,634		3,770,609

Net Cash (Used in) Operating Activities	(6,888,084)		(6,012,026)

INVESTING ACTIVITIES :
Purchase of property and equipment	(14,177)		(447,714)
Investment in notes receivable	(1,018,219)		---
Proceeds from notes receivable	1,018,219		---
Proceeds from sale of equipment	7,150		---
Net Cash (Used in) Investing Activities	(7,027)		(447,714)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	1,261,700		---
Proceeds from stock option exercises	---		47,500
Net Cash Provided by Financing Activities	1,261,700		47,500

Net (Decrease) in Cash	(5,633,411)		(6,412,240)

Cash, beginning of period	7,567,588		13,979,828
Cash, end of period	$1,934,177		$7,567,588

Supplemental Schedule of Noncash Investing and Financing Activities :

Issuance of 3,042,600 shares of common stock pursuant to cashless exercise of warrants to purchase 3,066,667 shares of common stock		$	---

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$3,138	$	---

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company estimates the collectibility of our trade accounts receivable. In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2009 and  2008, no allowance for collectibility was needed and there were no accounts written off as uncollectible during the years ended December 31, 2009 and 2008.

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

Impairment of Assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350-30, Intangibles Other than Goodwill, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable, or at least annually to determine the current value of the intangible asset. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of undiscounted cash flows.  Considerable management judgment is necessary to estimate the undiscounted cash flows.  Accordingly, actual results could vary significantly from management’s estimates.

Accrual for Clinical Study Costs

We record accruals for estimated clinical study costs.  Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites.  These costs are recorded as a component of R&D expenses.  We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual costs incurred may or may not match the estimated costs for a given accounting period.

Income Taxes

We use the liability method of accounting for income taxes pursuant to ASC Topic 740, Income Taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at year-end.

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

Product Sales

We recognize revenue and related costs from the sale of our products at the time the products are shipped to the customer.  Provisions for returns, rebates, and discounts are established in the same period the related product sales are recorded.

We review the supply levels of our products sold to major wholesalers in the U.S., primarily by reviewing reports supplied by our major wholesalers and available volume information for our products, or alternative approaches.  Causes of unusual wholesaler buying patterns include actual or anticipated product supply issues, weather patterns, anticipated changes in the transportation network, redundant holiday stocking, and changes in wholesaler business operations.  When we believe wholesaler purchasing patterns have caused an unusual increase or decrease in the sales of a major product compared with underlying demand, we disclose this in our product sales discussion if we believe the amount is material to the product sales trend; however, we are not always able to accurately quantify the amount of stocking or destocking.  Wholesaler stocking and destocking activity historically has not caused any material changes in the rate of actual product returns.

We establish sales return accruals for anticipated product returns. We record the return amounts as a deduction to arrive at our net product sales.  Consistent with Revenue Recognition accounting guidance, we estimate a reserve when the sales occur for future product returns related to those sales. This estimate is primarily based on historical return rates as well as specifically identified anticipated returns due to known business conditions and product expiry dates. Actual product returns have been nil over the past two years.

We establish sales rebate and discount accruals in the same period as the related sales.  The rebate and discount amounts are recorded as a deduction to arrive at our net product sales.  We base these accruals primarily upon our historical rebate and discount payments made to our customer segment groups and the provisions of current rebate and discount contracts.

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

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2009 and 2008.

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

Basic and Diluted Net Loss Per Share

In accordance with ASC Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC).  During 2009, we utilized Bank of America and Bank of America Investments Services, Inc. as our banking institutions.  At December 31, 2009 and December 31, 2008 our cash and cash equivalents totaled $1,934,177 and $7,567,588, respectively.

We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2009 and at December 31, 2008.  As of December 31, 2009, three customers exceeded the 5% threshold, each customer with 67%, 11%, and 10%, respectively.  Two customers exceeded the 5% threshold at December 31, 2008, one with 94% and the other with 5%.  We believe that the customer accounts are fully collectible as of December 31, 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, we partially adopted ASC Topic 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.   As permitted, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities until January 1, 2009.  The adoption of ASC 820 did not have a material impact on the Company’s results of operations, cash flows or financial position.  To increase consistency and comparability in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 —	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 —
observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 —	assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting ASC Topic 820.  There were no financial assets or liabilities measured at fair value, with the exception of cash, accounts receivable, accounts payable, and accrued liabilities as of December 31, 2009 and 2008.  The fair values of these financial instruments approximate their carrying amounts.

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

We determined that all embedded items associated with financial instruments during 2009 and 2008 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2009 and 2008, we did not have any derivative instruments.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 Subsequent Events (“ASC Topic 855”) in the ASC.  ASC Topic 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC Topic 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. ASC Topic 855 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this statement in the second quarter of fiscal 2009 and the adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”), which was primarily codified into Topic 805 Business Combinations (“ASC Topic 805”) in the ASC.  ASC Topic 805 retains the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  ASC Topic 805 also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC Topic 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting ASC Topic 805 will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which was primarily codified into Topic 810 Consolidations (“ASC Topic 810”) in the ASC.  ASC Topic 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  ASC Topic 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  ASC Topic 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption did not have a material effect on our consolidated financial statements.

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

Our revenues are currently derived primarily from one licensee for domestic activities, three licensees for international activities, and our sales force for the domestic sales of Altrazeal™.

Revenues per geographic area for the year ended December 31 are summarized as follows:

Revenues	2009	%	2008	%
Domestic	$275,323	41%	$268,668	37%
International	392,626	59%	464,803	63%
Total	$667,949	100%	$733,471	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the year ended December 31 are represented on the following table:

Customers	Product	2009	2008
ProStrakan, Ltd.	Zindaclin®	41%	47%
Discus Dental, Inc.	Aphthasol®	13%	35%
Meldex International	OraDisc™ B	12%	11%
Total		66%	93%

NOTE 5.                      INVENTORY

As of December 31, 2009, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™ and Aphthasol®, and Altrazeal™ finished goods.  Inventory consisted of the following at December 31:

Inventory	2009	2008
Raw materials	$112,002	$113,916
Work-in-progress	375,228	344,921
Finished goods	521,768	621,429
Total	$1,008,998	$1,080,266

NOTE 6.                      PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2009	2008
Laboratory equipment	$424,888	$427,888
Manufacturing equipment	1,483,223	1,469,046
Computers, office equipment, and furniture	140,360	150,589
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,147,472
Less: accumulated depreciation and amortization	(516,863)	(319,432)
Property, equipment and leasehold improvements, net	$1,631,557	$1,828,040

Depreciation expense on property, equipment, and leasehold improvements was $201,390, of which $14,700 was included in cost of goods sold, and $152,555, of which $24,244 was included in cost of goods sold, for the years ended December 31, 2009 and 2008, respectively.

NOTE 7.                      INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2009	2008
Patent - Zindaclin®	$3,729,000	$3,729,000
Patent - Amlexanox (Aphthasol®)	2,090,000	2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	13,354,938	13,354,938
Less: accumulated amortization	(4,455,159)	(3,389,769)
Less: impairment charge	(716,633)	---
Intangible assets, net	$8,183,146	$9,965,169

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2009.  Based upon recent market conditions, and a lack of comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which the Company considers level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value except for the valuation of the patent associated with our Zindaclin® technology.  We recognized an impairment charge of $716,633 for the year ended December 31, 2009.

Amortization expense for intangible assets was $1,065,390 and $1,068,308 for the years ended December 31, 2009 and 2008, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2009, is as follows:

Calendar Years	Future Amortization Expense
2010	999,750
2011	949,796
2012	657,608
2013	655,812
2014	655,812
2015 & Beyond	4,264,368
Total	$8,183,146

NOTE 8.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2009	2008
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	56,837	430,583
Accrued insurance payable	52,295	---
Contract research/clinical payable	---	110,180
Other	---	1,484
Total accrued liabilities	$215,431	$648,546

NOTE 9.                      ROYALTY ADVANCE

As part of the October 12, 2005 asset purchase from Access, we assumed the liability associated with an advanced royalty payment of $500,000 to Access by Discus Dental, our United States distributor for Aphthasol® paste.  Royalties earned from the sale of Aphthasol® by the distributor will first be offset against the advanced royalty. The royalty advance was fully extinguished in May 2009, and the Company now receives royalty payments from Discus Dental.  The royalties earned for the year ended December 31, 2009 were $88,592.

Royalty Advance, April 2005		$500,000

Royalties earned – 2005		30,944
Royalties earned – 2006		249,788
Royalties earned – 2007		99,233
Royalties earned – 2008		89,618
Royalty Advance, as of December 31, 2008		30,417

Royalties earned – 2009 (January – May)		30,417
Royalty Advance, as of December 31, 2009	$	---

NOTE 10.                      EQUITY TRANSACTIONS

On November 9, 2009, we entered into an engagement letter with Rodman & Renshaw, LLC, to act as our exclusive placement agent on a reasonable best efforts basis for an offering of our securities.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors the following securities (the “November Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 5,357,233 shares of our common stock (the “Warrants”)

The Warrants have an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

On November 16, 2009, we closed the November Offering and received aggregate net proceeds of approximately $1.26 million, after deducting placement agent fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $105,002 (equal to 7% of the aggregate gross proceeds of the November Offering) as well as compensation warrants to purchase up to an aggregate of 535,723 shares (equal to 5% of the aggregate number of shares sold in the November Offering) of our common stock at an exercise price of $0.238 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

We completed the offering and sale of the above shares and warrants in the November Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on November 13, 2009.

NOTE 11.                      STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2009, the Company had 76,813,886 shares of common stock issued and outstanding.  The Company issued 11,304,405 shares of common stock for the year ended December 31, 2009 comprised of 589,938 shares of common stock for the vesting of certain restricted stock awards and 10,714,467 shares of common stock for the equity raise completed on November 16, 2009.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2009 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2007	5,861,667	$0.52

Warrants issued	---	---
Warrants exercised	(3,066,667)	0.01
Warrants cancelled	---	---
Balance as of December 31, 2008	2,795,000	$1.07

Warrants issued	5,892,956	0.19
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2009	8,687,956	$0.48

Of the warrant shares subject to exercise as of December 31, 2009, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	535,723
May 15, 2015	5,357,233
Total	8,687,956

NOTE 12.                      EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with ASC Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2009	2008
Antidilutive warrants to purchase common stock	8,687,956	2,795,000
Antidilutive options to purchase common stock	3,306,000	3,706,000
Restricted vesting common stock	405,882	154,918
Total	12,399,838	6,655,918

NOTE 13.                      SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We account for share-based compensation under ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors in the financial statements and is measured based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the years ended December 31:

	2009	2008
Incentive Stock Options
Expected volatility (1)	---	68.2%
Risk-fee interest rate % (2)	---	2.79%
Expected term (in years)	---	5.0
Dividend yield (3)	---	0.0%

Nonstatutory Stock Options
Expected volatility (1)	73.7%	69.4%
Risk-fee interest rate % (2)	1.79%	3.23%
Expected term (in years)	3.0	3.3
Dividend yield (3)	0.0%	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2009	2008
Incentive Stock Options
Quantity	---	1,550,000
Weighted average fair value per share	---	$1.19
Fair value	---	$1,845,089

Nonstatutory Stock Options
Quantity	75,000	355,000
Weighted average fair value per share	$0.14	$0.70
Fair value	$10,672	$249,375

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2009	2008
Research and development	$244,367	$144,757
Selling, general and administrative	1,047,581	807,174
Total share-based compensation expense	$1,291,948	$951,931

At December 31, 2009, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $929,658.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table presents the activity for stock options for the two years ended December 31, 2009:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2007	2,225,000	$2,54
Granted	1,905,000	2.06
Forfeited/cancelled	(374,000)	1.99
Exercised	(50,000)	0.95
Outstanding as of December 31, 2008	3,706,000	2.37
Granted	75,000	0.29
Forfeited/cancelled	(475,000)	2.25
Exercised	---	---
Outstanding as of December 31, 2009	3,306,000	$2.34

The following table presents the stock option grants outstanding and exercisable as of December 31, 2009:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
940,000	$0.89	7.5	645,833	$0.95
615,000	1.57	7.6	615,000	1.57
931,000	2.43	4.9	738,710	2.46
820,000	4.47	7.6	557,500	4.45
3,306,000	$2.34	6.8	2,557,043	$2.30

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

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2009	2008
Research and development	$75,872	$17,022
Selling, general and administrative	247,526	54,879
Total share-based compensation expense	$323,398	$71,901

At December 31, 2009, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $133,893. The period over which the unearned restricted share-based compensation related to restricted stock awards is expected to be recognized is approximately three years.

The following table presents the activity for non-vested restricted stock awards for the two years ended December 31, 2009:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2007	55,195	$4.00
Granted	101,677	2.01
Forfeited/cancelled	(1,954)	3.83
Exercised/issued	---	---
Outstanding as of December 31, 2008	154,918	$2,70
Granted	871,530	0.19
Forfeited/cancelled	(30,628)	0.26
Exercised/issued	(589,938)	0.62
Outstanding as of December 31, 2009	405,882	$0.51

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meeting of the stockholders held on May 8, 2007 and on December 17, 2009, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 4 million shares and 3 million shares, respectively.

As of December 31, 2009, we had granted options to purchase 4,210,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,306,000 were outstanding at a weighted average exercise price of $2.34 per share and we had granted awards for 1,029,242 share of restricted stock since the inception of the Incentive Plan, of which 405,882 were outstanding.  As of December 31, 2009, there were 4,643,180 shares that remained available for future grant under our Incentive Plan.

NOTE 14.                      EMPLOYMENT BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  The Company’s contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  The Company contributed $79,739 and $78,365 to the 401(k) Plan during the years ended December 31, 2009 and 2008, respectively.

NOTE 15.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2009, of $12,985,271 were reduced to zero, after considering the valuation allowance of $12,985,271, since there is no assurance of future taxable income.  As of December 31, 2009 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $33,824,589 and $402,689, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
Total	$33,824,589		$402,689

The Tax Reform Act of 1986 contains provisions, which limit the amount of NOL and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.  Since the effective date of the Tax Reform Act of 1986, the Company has completed significant share issuances in 2003 and 2006 which may significantly limit the Company’s ability to utilize its NOL and tax credit carryforwards against taxable earnings in future periods.  Ownership changes in future periods may place additional limits on the Company’s ability to utilize NOLs and tax credit carryforwards.

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009		2008
Deferred tax assets:
Net operating loss carryforwards		$12,173,632		$9,733,962
Intangible assets		504,401		192,308
Other		402,689		320,749
Total gross deferred tax assets		13,080,722		10,247,019

Deferred tax liabilities:
Property and equipment		95,451		59,992
Total gross deferred tax liabilities		95,451		59,992

Net total of deferred assets and liabilities		12,985,271		10,187,027
Valuation allowance		(12,985,271)		(10,187,027)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $2,798,244 and $3,561,845 in 2009 and 2008, respectively.

The following a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2009		2008
Expected income tax (benefit) at federal statutory tax rate -35%	$	(2,952,367)		$(3,423,922)
Permanent differences		540,951		308,603
Research tax credits		(81,940)		(139,753)
Amortization of deferred start up costs		---		---
Valuation allowance		2,493,356		3,255,072
Income tax expense	$	---	$	---

Effective January 1, 2007 the Company adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  ASC Topic 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC Topic 740.

The Company files income tax returns in the U.S. federal and state of Texas jurisdictions.  The Company is no longer subject to tax examinations for years before 2006.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  The Company’s policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2009 and 2008.

NOTE 16.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,228 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of December 31, 2009:

Calendar Years	Future Lease Expense
2010	$110,740
2011	114,755
2012	116,094
2013	29,024
Total	$370,613

Rent expense for our operating lease amounted to $108,556 and $107,093 for the years ended December 31, 2009 and 2008, respectively.

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

Employment Agreements

As of December 31, 2009 the Company is party to employment agreements with its officers, which include Renaat Van den Hooff, President and Chief Executive Officer and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreement with Mr. Van den Hooff has an initial term of two years and includes an automatic one-year term renewal for each year thereafter.  The employment agreements with Mssrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of December 31, 2009 the Company is party to a separation agreement with Kerry P. Gray, the Company’s former Chief Executive Officer, whereby the Company provides certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following the date of the separation agreement; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following the date of the separation agreement the Company will maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The separation agreement also provides that Mr. Gray would serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray was not paid for the performance of such consulting services.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2009, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 17.                      LEGAL PROCEEDINGS

The Company was served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for the Company.  The Company denies all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  The Company has also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and is seeking monetary damages.

NOTE 18.                      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2009 and 2008. The Company has derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$168,729	$136,094	$130,234	$232,892
Costs and expenses	3,304,952	3,015,058	1,683,714	1,199,141
Operating (loss)	(3,136,223)	(2,878,964)	(1,553,480)	(966,249)
Other income (expense)	14,554	18,945	4,750	(729,051)
Net (loss)	$(3,121,669)	$(2,860,019)	$(1,548,730)	$(1,695,300)

Basic and diluted net (loss) per common share	$(0.05)	$(0.04)	$(0.02)	$(0.02)

2008
Revenues	$255,818	$95,699	$125,437	$256,517
Costs and expenses	2,195,522	2,508,283	2,937,036	3,192,335
Operating (loss)	(1,939,704)	(2,412,584)	(2,811,599)	(2,935,818)
Other income (expense)	125,045	78,888	65,868	47,269
Net (loss)	$(1,814,659)	$(2,333,696)	$(2,745,731)	$(2,888,549)

Basic and diluted net (loss) per common share	$(0.03)	$(0.04)	$(0.04)	$(0.04)

NOTE 19.                      SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share (the “February Offering”).  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $900,000, after deducting placement fees and offering expenses payable by us.

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $70,000 (equal to 7% of the aggregate gross proceeds of the February Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the February Offering) of our common stock at an exercise price of $0.25 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

We completed the offering and sale of the above shares in the February Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on February 4, 2010.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007 (8)
3.2		Amended and Restated Bylaws dated December 5, 2008 (10)
10.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.2		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.6		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.7		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.8		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.11		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 30, 2006. (4)
10.12		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.13	*	Uluru Inc. 2006 Equity Incentive Plan (2)
10.14		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.15		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.16		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.17		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.18	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.19		License and Supply Agreement dated February 6, 2007 by and between DexoBiopharm LTD and ULURU Inc. (7)
10.20	*	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff. (9)
10.21		License and Supply Agreement dated November 17, 2008 by and between Meda AB and ULURU Inc. (11)
10.22	*	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray. (12)
10.23		Note Purchase Agreement dated March 31, 2009 by and between ULURU Inc. and York Pharma, plc. (12)
10.24		Indemnification Agreements dated July 10, 2009 by and between ULURU Inc. and its current directors. (13)
10.25		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Renaat Van den Hooff. (14)
10.26		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (14)
10.27		Forbearance Agreement dated July 22, 2009 by and between ULURU Inc. and York Pharma, plc. (15)
10.28		Engagement letter dated November 9, 2009 by and between ULURU Inc. and Rodman & Renshaw, LLC (16)
10.29		Securities and Purchase Agreement dated November 11, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (16)
10.30		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (16)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006.
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007.
(7)		Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2007.
(8)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(9)		Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(10)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(11)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(12)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009.
(13)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(14)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(15)		Incorporated by reference to the Company’s Form 8-K filed on July 27, 2009.
(16)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.