Form 10-Q
period 2010-03-31
ULURU INC.
filed 2010-05-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2010

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

As of May 14, 2010, there were 81,946,657 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,202,801	$1,934,177
Accounts receivable	195,338	218,256
Inventory	950,147	1,008,998
Prepaid expenses and deferred charges	316,987	383,419
Total Current Assets	3,665,273	3,544,850

Property, Equipment and Leasehold Improvements, net	1,581,567	1,631,557

Other Assets
Intangible assets, net	7,936,630	8,183,146
Deposits	18,069	20,819
Total Other Assets	7,954,699	8,203,965

TOTAL ASSETS	$13,201,539	$13,380,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$784,864	$617,443
Accrued liabilities	182,910	215,431
Deferred revenue – current portion	98,183	96,897
Total Current Liabilities	1,065,957	929,771

Long Term Liabilities
Deferred revenue, net – less current portion	1,248,311	1,272,843

TOTAL LIABILITIES	2,314,268	2,202,614

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
81,946,657 and 76,813,886 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	81,947	76,814
Additional paid-in capital	47,930,378	46,923,499
Accumulated (deficit)	(37,125,054)	(35,822,555)
TOTAL STOCKHOLDERS’ EQUITY	10,887,271	11,177,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,201,539	$13,380,372

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
License fees	$22,383	$24,651
Royalty income	53,061	79,245
Product sales	159,786	32,643
Other	---	32,190
Total Revenues	235,230	168,729

COSTS AND EXPENSES
Cost of goods sold	130,683	6,077
Research and development	285,784	775,418
Selling, general and administrative	816,888	2,224,619
Amortization of intangible assets	246,516	266,267
Depreciation	49,990	32,571
Total Costs and Expenses	1,529,861	3,304,952

OPERATING (LOSS)	(1,294,631)	(3,136,223)

Other Income (Expense)
Interest and miscellaneous income	121	14,554
Interest expense	(7,988)	---

(LOSS) BEFORE INCOME TAXES	(1,302,498)	(3,121,669)

Income taxes	---	---

NET (LOSS)	$(1,302,498)	$(3,121,669)

Basic and diluted net (loss) per common share	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	79,955,904	65,525,288

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES :
Net (loss)	$(1,302,498)		$(3,121,669)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization of intangible assets	246,516		266,267
Depreciation	49,990		47,271
Share-based compensation for stock and options issued to employees	146,081		756,657
Share-based compensation for options issued to non-employees	7,951		44,457

Change in operating assets and liabilities:
Accounts receivable	22,918		(36,723)
Inventory	58,851		6,477
Prepaid expenses and deferred charges	66,431		117,140
Deposits	2,750		---
Accounts payable	167,421		(323,953)
Accrued liabilities	(32,521)		(101,955)
Deferred revenue	(23,246)		(46,841)
Royalty advance	---		(21,163)
Total	713,142		707,634

Net Cash (Used in) Operating Activities	(589,356)		(2,414,035)

INVESTING ACTIVITIES :
Purchase of property and equipment	---		(14,177)
Net Cash (Used in) Investing Activities	---		(14,177)

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net	857,980		---
Net Cash Provided by Financing Activities	857,980		---

Net Increase (Decrease) in Cash	268,624		(2,428,212)

Cash, beginning of period	1,934,177		7,567,588
Cash, end of period	$2,202,801		$5,139,376

Supplemental Schedule of Noncash Investing and Financing Activities :

OTHER SUPPLEMENTAL INFORMATION
Cash paid for interest	$488	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 have been made.

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

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010.

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards Not Yet Adopted

In March 2010, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-9, Milestone Method of Revenue Recognition (“EITF 08-9”).  EITF 08-9 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met.  The scope of this Issue is limited to transactions involving research or development.  EITF 08-9 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted.  The impact of this EITF is not expected to be material to the consolidated financial statements of the Company.

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

Our revenues are currently derived primarily from one licensee for domestic activities, four licensees for international activities, and our sales force for the domestic sale of Altrazeal™.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2010	%	2009	%
Domestic	$167,031	71%	$53,807	32%
International	68,199	29%	114,922	68%
Total	$235,230	100%	$168,729	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2010	2009
Discus Dental, Inc.	Aphthasol®	62%	13%
ProStrakan, Ltd.	Zindaclin®	19%	34%
Hoffmann-LaRoche	OraDisc™	*	19%
Meldex International	OraDisc™ B	*	14%
Total		81%	80%

* Sales from these customers were less than 10% of total sales for the period reported.

NOTE 5.                      INVENTORY

As of March 31, 2010, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal™, and Altrazeal™ finished goods.  Inventory consisted of the following at March 31, 2010 and December 31, 2009:

Inventory	March 31, 2010	December 31, 2009
Raw materials	$77,761	$112,002
Work-in-progress	372,390	375,228
Finished goods	499,996	521,768
Total	$950,147	$1,008,998

NOTE 6.                      PROPERTY, EQUIPMENT and LEASHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2010 and December 31, 2009:

Property, equipment and leasehold improvements	March 31, 2010	December 31, 2009
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(566,853)	(516,863)
Property, equipment and leasehold improvements, net	$1,581,567	$1,631,557

Depreciation expense on property, equipment and leasehold improvements was $49,990 and $32,571 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7.                      INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2010 and December 31, 2009:

Intangible assets	March 31, 2010	December 31, 2009
Patent - Zindaclin®	$3,012,367	$3,729,000
Patent - Amlexanox (Aphthasol®)	2,090,000	2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	12,638,305	13,354,938
Less: accumulated amortization	(4,701,675)	(4,455,159)
Less: impairment charge	---	(716,633)
Intangible assets, net	$7,936,630	$8,183,146

Amortization expense for intangible assets was $246,516 and $266,267 for the three months ended March 31, 2010 and 2009, respectively.  The future aggregate amortization expense for intangible assets, remaining as of March 31, 2010, is as follows:

Calendar Years	Future Amortization Expense
2010 (Nine months)	$753,234
2011	949,796
2012	657,608
2013	655,812
2014	655,812
2015 & Beyond	4,264,368
Total	$7,936,630

NOTE 8.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2010 and December 31, 2009:

Accrued Liabilities	March 31, 2010	December 31, 2009
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	70,399	56,837
Accrued insurance payable	---	52,295
Product rebates/returns	149	---
Other	6,063	---
Total accrued liabilities	$182,910	$215,431

NOTE 9.                      EQUITY TRANSACTIONS

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share (the “February Offering”).  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $860,000, after deducting placement fees and offering expenses payable by us.

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $70,000 (equal to 7% of the aggregate gross proceeds of the February Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the February Offering) of our common stock at an exercise price of $0.25 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Industry Regulatory Authority, Inc..

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

NOTE 10.                      STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2010, the Company had 81,946,657 shares of common stock issued and outstanding.  The Company issued 5,132,771 shares of common stock during the three months ended March 31, 2010 which consisted of 132,771 shares of common stock for the vesting of certain restricted stock awards and 5,000,000 shares of common stock in the February Offering described in Note 9 above.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2010 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2009	8,687,956	$0.48
Warrants issued	250,000	0.25
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2010	8,937,956	$0.47

Of the warrant shares subject to exercise as of March 31, 2010, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	785,723
May 15, 2015	5,357,233
Total	8,937,956

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Antidilutive warrants to purchase common stock	8,937,956	8,687,956
Antidilutive options to purchase common stock	3,226,000	3,306,000
Restricted vesting common stock	273,111	405,882
Total	12,437,067	12,399,838

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

We account for share-based compensation under ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three months ended March 31:

	2010	2009
Incentive Stock Options
Expected volatility (1)	85.0%	---
Risk-free interest rate % (2)	2.43%	---
Expected term (in years)	6.0	---
Dividend yield (3)	0.0%	---
Forfeiture rate	0.0%	---

Nonstatutory Stock Options
Expected volatility (1)	---	73.7%
Risk-free interest rate % (2)	---	1.79%
Expected term (in years)	---	3.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	0.0%

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	2010	2009
Incentive Stock Options
Quantity	20,000	---
Weighted average fair value per share	$0.14	---
Fair value	$2,749	---

Nonstatutory Stock Options
Quantity	---	75,000
Weighted average fair value per share	---	$0.14
Fair value	---	$10,672

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	2010	2009
Research and development	$23,475	$35,690
Selling, general and administrative	109,583	594,141
Total share-based compensation expense	$133,058	$629,831

At March 31, 2010, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $799,349.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2010 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2009	3,306,000	$2.34
Granted	20,000	0.19
Forfeited/cancelled	(100,000)	2.84
Exercised	---	---
Outstanding as of March 31, 2010	3,226,000	$2.31

The following table presents the stock option grants outstanding and exercisable as of March 31, 2010:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
960,000	$0.88	7.3	766,457	$0.88
565,000	1.58	7.3	565,000	1.58
931,000	2.43	4.7	760,897	2.46
770,000	4.48	7.4	545,000	4.47
3,226,000	$2.31	6.6	2,637,354	$2.23

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

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	2010	2009
Research and development	$7,609	$6,111
General and administrative	13,365	165,172
Total share-based compensation expense	$20,974	$171,283

At March 31, 2010, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $112,919.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately three years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of March 31, 2010 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	405,882	$0.51
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(132,771)	0.48
Outstanding as of March 31, 2010	273,111	$0.53

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

As of March 31, 2010, we had granted options to purchase 4,230,000 shares of Common Stock since the inception of the Incentive Plan, of which 3,226,000 were outstanding at a weighted average exercise price of $2.31 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 273,111 were outstanding.  As of March 31, 2010, there were 4,723,180 shares that remained available for future grant under our Incentive Plan.

NOTE 13.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 14.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,228 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of March 31, 2010:

Calendar Years	Future Lease Expense
2010(Nine months)	$83,056
2011	114,755
2012	116,094
2013	29,024
Total	$342,929

Rent expense for our operating lease amounted to $33,478 and $27,415 for the three months ended March 31, 2010 and 2009, respectively.

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

Employment Agreements

As of March 31, 2010 the Company is party to employment agreements with its officers, which include Renaat Van den Hooff, President and Chief Executive Officer and Terrance K. Wallberg, Vice President and Chief Financial Officer, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreement with Mr. Van den Hooff has an initial term of two years and includes an automatic one-year term renewal for each year thereafter.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of March 31, 2010 the Company is party to a separation agreement with Kerry P. Gray, the Company’s former Chief Executive Officer, whereby the Company provides or has provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company has and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 the Company is required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The separation agreement also provides that Mr. Gray was to serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray was not paid for the performance of such consulting services.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We were subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2010, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 15.                      LEGAL PROCEEDINGS

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

NOTE 16.                      SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K, referred to as our 2009 Form 10-K, which has been previously filed with the Securities and Exchange Commission. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations through the third quarter of 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2009 Form 10-K under “Risks Associated with our Business”.

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

Comparison of the three months ended March 31, 2010 and 2009

Total Revenues

Revenues were $235,230 for the three months ended March 31, 2010, as compared to revenues of $168,729 for the three months ended March 31, 2009, and were comprised of licensing fees of approximately $23,000 for two OraDisc™ licensing agreements, $46,000 of foreign royalties from the sale of Zindaclin®, $7,000 of domestic royalties from the sale of Aphthasol® by our distributor, and product sales of approximately $138,000 for Aphthasol® and $21,000 for Altrazeal™.

The first quarter 2010 revenues represent an overall increase of approximately $66,000 versus the comparative first quarter 2009 revenues, due primarily to an increase of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the first quarter of 2009.  This increase was partially offset by decreases in Zindaclin® related licensing and royalty fees of $13,000, Aphthasol® domestic royalties of $15,000, sponsored research of $32,000, and Altrazeal™ product sales of $12,000.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2010 was $130,683 and consisted of $126,622 in costs associated with Aphthasol® and $4,061 in costs associated with Altrazeal™.  Cost of goods sold for the three months ended March 31, 2009 was $6,077 and was comprised entirely of costs associated with Altrazeal™.

Research and Development

Research and development expenses totaled $285,784 for the three months ended March 31, 2010, including $31,084 in share-based compensation, compared to $775,418 for the three months ended March 31, 2009, which included $41,801 in share-based compensation.  The decrease of approximately $490,000 in research and development expenses was primarily due to the Company’s restructured business plan continuing in 2010 which contributed to decreases in direct research costs of $148,000, scientific personnel costs of $210,000, clinical testing expenses for our wound care technologies of $58,000, regulatory consulting expenses of $56,000, and regulatory fees of $21,000.

The direct research and development expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
Technology	2010	2009
Wound care & nanoparticle	$7,500	$31,383
OraDisc™	1,188	153,725
Aphthasol® & other technologies	30,661	1,924
Total	$39,349	$187,032

Selling, General and Administrative

Selling, general and administrative expenses totaled $816,888 for the three months ended March 31, 2010, including $122,948 in share-based compensation, compared to $2,224,619 for the three months ended March 31, 2009, which included $759,313 in share-based compensation.

The decrease of approximately $1,408,000 in selling, general and administrative expenses was primarily due to the Company’s restructured business plan continuing in 2010 which contributed to reduced costs associated with our sales and marketing efforts of approximately $636,000 due to lower head count and marketing expenses, a decrease of $635,000 in administrative compensation, lower consulting fees of $43,000, lower legal fees of $70,000, and decreased legal fees related to our patents of $56,000.  These expense decreases were partially offset by an increase in director fees of $16,000 and higher accounting fees of $14,000 related to the audit fees for 2009.

The net decrease in administrative compensation includes approximately $598,000 of share-based compensation expense that occurred in the first quarter of 2010 after giving effect to certain vesting accelerations of stock options and restricted stock, which were partially offset by certain stock option forfeitures and by savings of $77,000 relating to benefit forfeitures pursuant to the aforementioned separation agreement with our former chief executive officer.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $246,516 for the three months ended March 31, 2010 as compared to $266,267 for the three months ended March 31, 2009.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended March 31, 2010 and 2009.

Depreciation

Depreciation expense totaled $49,990 for the three months ended March 31, 2010 as compared to $32,571 for the three months ended March 31, 2009.  The increase of approximately $17,000 is attributable to our purchase of additional equipment during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $121 for the three months ended March 31, 2010 as compared to $14,554 for the three months ended March 31, 2009.  The decrease of approximately $14,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $7,988 for the three months ended March 31, 2010 and consisted of financing costs for our insurance policies.  There was no interest expense for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2010 our cash and cash equivalents were $2,202,801 which is an increase of $268,624 as compared to our cash and cash equivalents at December 31, 2009 of $1,934,177.  Our working capital (current assets less current liabilities) was $2,599,316 at March 31, 2010 as compared to our working capital at December 31, 2009 of $2,615,079.

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2010	2009
Operating activities	$(589,356)	$(2,414,035)
Investing activities	---	(14,177)
Financing activities	857,980	---
Net (Decrease) Increase in cash and cash equivalents	$268,624	$(2,428,212)

Operating Activities

For the three months ended March 31, 2010, net cash used in operating activities was $589,356.  The principal components of net cash used for the three months ended March 31, 2010 were our net loss of approximately $1,302,000, a decrease of $23,000 in deferred revenue due to amortization, and a decrease of $32,000 in accrued liabilities due primarily to the final installment payments on our insurance premium financing.  Our net loss for the three months ended March 31, 2010 included substantial non-cash charges of $451,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the three months ended March 31, 2010 was partially offset by an increase in accounts payable of $167,000 due to timing of vendor payments, a decrease in prepaid expenses of $66,000 due to expense amortization, a decrease in inventory of $59,000 due to product sales, and a decrease in accounts receivable of $23,000 due to collection of a milestone due from ProStrakan.

For the three months ended March 31, 2009, net cash used in operating activities was $2,414,035.  The principal components of net cash used for the three months ended March 31, 2009 were our net loss of approximately $3,121,000, an increase in accounts receivable of $37,000 due an increase in Altrazeal™ sales, a decrease of $21,000 in our royalty advance for Aphthasol® due to sales by our distributor, a decrease of $324,000 in accounts payable due to timing, a decrease of $47,000 in deferred revenue due to amortization, and a decrease of $102,000 in accrued liabilities primarily due to a $77,000 adjustment associated with the separation agreement with our former chief executive officer.  Our net loss for the three months ended March 31, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,115,000, which included approximately $598,000 of share-based compensation expense after giving effect to certain accelerations of vesting of stock options and restricted stock which were partially offset by certain stock option forfeitures pursuant to the separation agreement with our former chief executive officer. The aforementioned net cash used for the three months ended March 31, 2009 was partially offset by a decrease in prepaid expenses of $117,000 due to expense amortization and a decrease in inventory of $6,000.

Investing Activities

For the three months ended March 31, 2010, there were no investing activities.  For the first quarter of 2009, we purchased $14,177 of manufacturing equipment for Altrazeal™.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $857,980 from the February Offering.  For the first quarter of 2009, there were no financing activities.

Liquidity

In July 2009, the Company restructured its operations in efforts to reduce operating expenses, optimize operations and to conserve the necessary cash to further the Company’s revised business plan.  These conservation efforts continue to be in effect as part of the Company’s strategic plan for 2010.

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share.  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $860,000, after deducting placement fees and offering expenses payable by us.

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

The Company continues to seek a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal™ as well as continuing, with the assistance of an investment bank, to explore future fundraising using the Company’s effective shelf registration statement on Form S-3 or through the sale of non-core assets.

Under the Form S-3 shelf registration process, we may from time to time sell common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25,000,000.

As of March 31, 2010, we had cash and cash equivalents of approximately $2,200,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal™ and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2010 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on the proceeds from the closing of the February Offering, our existing liquidity, the expected level of operating expenses, projected sales of our approved products combined with other revenues and interest income, we believe that we will be able to meet our working capital and capital expenditure requirements at least through the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during 2010.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2010, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and a separation agreement with our former chief executive officer which was effective on March 9, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating lease	$342,928	$110,740	$232,188	$	---	$	---
Separation agreement	587,500	150,000	300,000		137,500		---
Total contractual cash obligations	$930,428	$260,740	$532,188		$137,500	$	---

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 24, 2010.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations through the third quarter of 2011, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2009 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2010 and December 31, 2009 our cash and cash equivalents totaled $2,202,801 and $1,934,177, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2010 and at December 31, 2009.  As of March 31, 2010, two customers exceeded the 5% threshold, one customer with 75% and the other customer with 20%.  Three customers exceeded the 5% threshold at December 31, 2009, each customer with 67%, 11%, and 10%, respectively.  We believe that the customer accounts are fully collectible as of March 31, 2010.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2010.

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

ULURU Inc.

Date: May 14, 2010	By:	/s/ Renaat Van den Hooff
Renaat Van den Hooff
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)