Form 10-Q
period 2010-06-30
ULURU INC.
filed 2010-08-16
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2010

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

As of August 16, 2010, there were 82,117,230 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Six Months Ended JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,700,981	$1,934,177
Accounts receivable	336,412	218,256
Other receivable – current portion	492,731	---
Inventory	923,669	1,008,998
Prepaid expenses and deferred charges	115,051	383,419
Total Current Assets	3,568,844	3,544,850

Property, Equipment and Leasehold Improvements, net	1,531,577	1,631,557

Other Assets
Intangible assets, net	5,804,475	8,183,146
Other receivable, net of current portion	235,538	---
Deposits	18,069	20,819
Total Other Assets	6,058,082	8,203,965

TOTAL ASSETS	$11,158,503	$13,380,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$651,051	$617,443
Accrued liabilities	185,874	215,431
Deferred revenue – current portion	125,592	96,897
Total Current Liabilities	962,517	929,771

Long Term Liabilities
Deferred revenue, net of current portion	1,447,235	1,272,843

TOTAL LIABILITIES	2,409,752	2,202,614

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
82,041,527 and 76,813,886 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	82,042	76,814
Additional paid-in capital	48,017,730	46,923,499
Accumulated deficit	(39,351,021)	(35,822,555)
TOTAL STOCKHOLDERS’ EQUITY	8,748,751	11,177,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,158,503	$13,380,372

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
License fees	$123,530	$24,925	$145,913	$49,576
Royalty income	56,308	63,858	109,369	143,103
Product sales	51,796	47,311	211,582	79,954
Other	---	---	---	32,190
Total Revenues	231,634	136,094	466,864	304,823

COSTS AND EXPENSES
Cost of goods sold	6,161	8,921	136,844	14,998
Research and development	367,395	854,460	653,179	1,629,879
Selling, general and administrative	922,029	1,835,487	1,738,917	4,060,106
Amortization of intangible assets	246,282	269,183	492,798	535,449
Depreciation	49,990	47,007	99,980	79,578
Total Costs and Expenses	1,591,857	3,015,058	3,121,718	6,320,010

OPERATING (LOSS)	(1,360,223)	(2,878,964)	(2,654,854)	(6,015,187)

Other Income (Expense)
Interest and miscellaneous income	594	21,066	715	35,620
Interest expense	(8,500)	---	(16,488)	---
Loss on sale of intangible asset	(857,839)	---	(857,839)	---
Loss on sale of equipment	---	(2,121)	---	(2,121)

(LOSS) BEFORE INCOME TAXES	(2,225,968)	(2,860,019)	(3,528,466)	(5,981,688)

Income taxes	---	---	---	---
NET (LOSS)	$(2,225,968)	$(2,860,019)	$(3,528,466)	$(5,981,688)

Basic and diluted net (loss) per common share	$(0.03)	$(0.04)	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,974,805	65,602,990	80,970,931	65,564,354

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES :
Net (loss)	$(3,528,466)		$(5,981,688)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization of intangible assets	492,798		535,449
Depreciation	99,980		94,278
Share-based compensation for stock and options issued to employees	178,737		1,218,726
Share-based compensation for options issued to non-employees	62,742		75,074
Loss on sale of intangible asset	857,839		---
Loss on sale of equipment	---		2,121

Change in operating assets and liabilities:
Accounts receivable	(118,156)		(122,604)
Other receivable	(235)		---
Inventory	85,329		11,346
Prepaid expenses and deferred charges	268,368		306,721
Deposits	2,750		---
Accounts payable	33,608		(763,912)
Accrued liabilities	(29,557)		(105,666)
Deferred revenue	203,087		(71,766)
Royalty advance	---		(30,417)
Total	2,137,290		1,149,350

Net Cash (Used in) Operating Activities	(1,391,176)		(4,832,338)

INVESTING ACTIVITIES :
Purchase of property and equipment	---		(14,176)
Increase in notes receivable	---		(1,018,219)
Proceeds from sale of intangible asset	300,000		---
Proceeds from sale of equipment	---		7,150
Net Cash Provided by (Used in) Investing Activities	300,000		(1,025,245)

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net	857,980		---
Net Cash Provided by Financing Activities	857,980		---

Net Decrease in Cash	(233,196)		(5,857,583)

Cash, beginning of period	1,934,177		7,567,588
Cash, end of period	$1,700,981		$1,710,005

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$488	$	---
Non-cash investing and financing activities:
Sale of intangible asset included in Other receivable	$728,034	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 have been made.

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

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010.

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers.  The disclosures were effective for reporting periods beginning after December 15, 2009.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-06 and it did not have a material effect on our consolidated results of operations, financial position or liquidity.

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  ASU 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on its consolidated results of operations, financial position or liquidity.

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

Our revenues are currently derived primarily from one licensee for domestic activities, four licensees for international activities, and our sales force for the domestic sale of Altrazeal®.

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2010	%	2009	%	2010	%	2009	%
Domestic	$78,969	34%	$69,031	51%	$246,000	53%	$122,837	40%
International	152,665	66%	67,063	49%	220,864	47%	181,986	60%
Total	$231,634	100%	$136,094	100%	$466,864	100%	$304,823	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2010	2009	2010	2009
Discus Dental, Inc.	Aphthasol®	12%	16%	37%	14%
Meldex International	OraDisc™ B	10%	17%	10%	16%
ProStrakan, Ltd.	Zindaclin®	56%	31%	37%	33%
Hoffmann-LaRoche	OraDisc™	---	---	---	11%
Total		78%	64%	84%	74%

NOTE 5.                      OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $300,000 occurred in June 2010, $500,000 will occur in the next 12 months, and $250,000 will occur in the following year.  The receipt of the full purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at June 30, 2010:

Payment obligation due:	Gross Receivable	Imputed Interest		Net Receivable
2010	$250,000	$	---	$250,000
2011	250,000		7,269	242,731
Subtotal	500,000		7,269	492,731

2012	250,000		14,462	235,538
Total	$750,000		$21,731	$728,269

NOTE 6.                      INVENTORY

As of June 30, 2010, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal®, and Altrazeal® finished goods.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventory consisted of the following at June 30, 2010 and December 31, 2009:

Inventory	June 30, 2010	December 31, 2009
Raw materials	$77,761	$112,002
Work-in-progress	367,084	375,228
Finished goods	478,824	521,768
Total	$923,669	$1,008,998

NOTE 7.                      PROPERTY, EQUIPMENT and LEASHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2010 and December 31, 2009:

Property, equipment and leasehold improvements	June 30, 2010	December 31, 2009
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(616,843)	(516,863)
Property, equipment and leasehold improvements, net	$1,531,577	$1,631,557

Depreciation expense on property, equipment and leasehold improvements was $49,990 and $47,007 for the three months ended June 30, 2010 and 2009, respectively, and was $99,980 and $79,578 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 8.                      INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2010 and December 31, 2009:

Intangible assets	June 30, 2010		December 31, 2009
Patent - Zindaclin®	$	---	$3,729,000
Patent - Amlexanox (Aphthasol®)		2,090,000	2,090,000
Patent - Amlexanox (OraDisc™ A)		6,873,080	6,873,080
Patent - OraDisc™		73,000	73,000
Patent - Hydrogel nanoparticle aggregate		589,858	589,858
		9,625,938	13,354,938
Less: accumulated amortization		(3,821,463)	(4,455,159)
Less: impairment charge		---	(716,633)
Intangible assets, net		$5,804,475	$8,183,146

On June 25, 2010, the Company entered into an acquisition and license agreement for the divestiture of our Zindaclin® intangible asset.  In connection with the divestiture of Zindaclin®, we recognized a loss of $857,839 for the three months ended June 30, 2010.  Refer to Footnote 5 for more detailed disclosure.

Amortization expense for intangible assets was $246,282 and $269,183 for the three months ended June 30, 2010 and 2009, respectively, and was $492,798 and $535,449 for the six months ended June 30, 2010 and 2009, respectively.  The future aggregate amortization expense for intangible assets, remaining as of June 30, 2010, is as follows:

Calendar Years	Future Amortization Expense
2010 (Six months)	$412,908
2011	769,132
2012	476,450
2013	475,148
2014	475,148
2015 & Beyond	3,195,689
Total	$5,804,475

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2010 and December 31, 2009:

Accrued Liabilities	June 30, 2010	December 31, 2009
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	72,984	56,837
Accrued insurance payable	---	52,295
Product rebates/returns	141	---
Other	6,450	---
Total accrued liabilities	$185,874	$215,431

NOTE 10.                      STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2010, the Company had 82,041,527 shares of common stock issued and outstanding.  The Company issued 94,870 shares of common stock during the three months ended June 30, 2010 pursuant to the vesting of certain restricted stock awards.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2010 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2009	8,687,956	$0.48
Warrants issued	250,000	0.25
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of June 30, 2010	8,937,956	$0.47

Of the warrant shares subject to exercise as of June 30, 2010, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	785,723
May 15, 2015	5,357,233
Total	8,937,956

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Antidilutive warrants to purchase common stock	8,937,956	8,687,956
Antidilutive options to purchase common stock	5,106,000	3,306,000
Restricted vesting common stock	178,241	405,882
Total	14,222,197	12,399,838

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

	2010	2009(4)
Incentive Stock Options
Expected volatility (1)	86.9%	---
Risk-free interest rate % (2)	2.23%	---
Expected term (in years)	6.0	---
Dividend yield (3)	0.0%	---
Forfeiture rate	0.0%	---

Nonstatutory Stock Options
Expected volatility (1)	86.9%	---
Risk-free interest rate % (2)	2.50%	---
Expected term (in years)	7.2	---
Dividend yield (3)	0.0%	---
Forfeiture rate	0.0%	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any share-based compensation for the three months ended June 30, 2009.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Incentive Stock Options
Quantity	80,000	---	100,000	---
Weighted average fair value per share	$0.11	---	$0.12	---
Fair value	$9,070	---	$11,819	---

Nonstatutory Stock Options
Quantity	1,800,000	---	1,800,000	75,000
Weighted average fair value per share	$0.13	---	$0.13	$0.14
Fair value	$229,711	---	$229,711	$10,672

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$31,028	$159,051	$54,503	$194,741
Selling, general and administrative	12,535	224,394	122,118	818,535
Total share-based compensation expense	$43,563	$383,445	$176,621	$1,013,276

At June 30, 2010, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $389,892.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2010 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2009	3,306,000	$2.34
Granted	1,900,000	0.16
Forfeited/cancelled	(100,000)	2.84
Exercised	---	---
Outstanding as of June 30, 2010	5,106,000	$1.52

The following table presents the stock option grants outstanding and exercisable as of June 30, 2010:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
2,840,000	$0.42	8.4	1,413,333	$0.57
565,000	1.58	7.0	565,000	1.58
931,000	2.43	4.4	760,897	2.46
770,000	4.48	7.1	545,000	4.47
5,106,000	$1.53	7.3	3,284,230	$1.83

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

The following table summarizes share-based compensation related to restricted stock awards for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$9,585	$54,205	$17,194	$60,316
Selling, general and administrative	34,299	55,036	47,664	220,208
Total share-based compensation expense	$43,884	$109,241	$64,858	$280,524

At June 30, 2010, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $73,237.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately three years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of June 30, 2010 and the changes therein during the six months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	405,882	$0.51
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(227,641)	0.40
Outstanding as of June 30, 2010	178,241	$0.65

Summary of Plans

2006 Equity Incentive Plan

In March 2006 our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, and on June 15, 2010, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 4 million shares, 3 million shares, and 3 million shares, respectively.

As of June 30, 2010, we had granted options to purchase 6,110,000 shares of Common Stock since the inception of the Incentive Plan, of which 5,106,000 were outstanding at a weighted average exercise price of $1.52 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 178,241 were outstanding.  As of June 30, 2010, there were 5,843,180 shares that remained available for future grant under our Incentive Plan.

NOTE 13.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 14.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,330 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of June 30, 2010:

Calendar Years	Future Lease Expense
2010 (Six months)	$55,978
2011	115,971
2012	117,310
2013	29,328
Total	$318,587

Rent expense for our operating lease amounted to $28,872 and $26,311 for the three months ended June 30, 2010 and 2009, respectively, and was $62,350 and $53,726 for the six months ended June 30, 2010 and 2009, respectively.

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

In accordance with our restated articles of incorporation and our amended and restated bylaws, we have indemnification obligations to our officers and directors for certain events or occurrences, subject to certain limits, while they are serving at our request in their respective capacities. There have been no claims to date and we have a director and officer insurance policy that may enable us to recover a portion of any amounts paid for future potential claims. We have also entered into contractual indemnification agreements with each of our officers and directors.

Employment Agreements

As of June 30, 2010 the Company is party to employment agreements with its Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

On June 4, 2010 the Company entered into a separation agreement with Renaat Van den Hooff, the Company’s former Chief Executive Officer, whereby the Company will provide certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 300,000 shares of the Company’s common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $0.14 (the closing price of the Company’s common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following the date of the separation agreement the Company will maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of June 30, 2010 the Company continues to be a party to a separation agreement with Kerry P. Gray, who currently serves as the Company’s Chairman of the Board, Chief Executive Officer, and President, whereby the Company provides or has provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company has and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray has forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 the Company is required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  Certain of such payments are secured by a security interest in favor of Mr. Gray in our intellectual property relating to Zindaclin®.  The separation agreement also provides that Mr. Gray was to serve as a consultant to the Company for up to two full days per month through August 31, 2009.  Mr. Gray was not paid for the performance of such consulting services.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2010, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

On March 7, 2008, the Company terminated the license agreement with ProStrakan Ltd. for Amlexanox-related products in the United Kingdom and Ireland.  As part of the termination, the Company agreed to pay ProStrakan Ltd. a royalty of 30% on any future payments received by the Company from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.  On November 17, 2008, the Company entered into a licensing agreement for Amlexanox-related product rights to the United Kingdom and Ireland territories with MEDA AB.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

On July 29, 2010, the Company received notification that Altrazeal® Transforming Powder Dressing had been granted CE Mark Certification.  The issuance of a CE Mark for Altrazeal® represents a significant milestone for the commercial expansion of our advanced woundcare product.

On June 28, 2010, the Company entered into a licensing and supply agreement (the “Aiqilin Agreement”) with Jiangxi Aiqilin Pharmaceuticals Group Company, a corporation in China (“Aiqilin”), for the development and commercialization of Altrazeal® in China, including Hong Kong, Macau, and Taiwan.  Under the terms of the Aiqilin Agreement, the Company will receive an upfront licensing payment, milestone payments based on certain regulatory approvals and on the achievement of certain cumulative product sales performance, and a royalty based on product sales.  Aiqilin has also been granted certain manufacturing rights.  The Aiqilin Agreement covers Altrazeal®, Altrazeal® Silver, and Altrazeal® Collagen.

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Zindaclin Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Zindaclin Agreement, Zindaclin Limited will pay up to $5.1 million for the product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $300,000 occurred in June 2010, $500,000 will occur in the next 12 months, and $250,000 will occur in the following year.  The receipt of the full purchase price will be dependent on product approval in the United States.

Effective June 4, 2010, Renaat Van den Hooff resigned as the President and Chief Executive Officer of the Company.  Kerry P. Gray, the Company’s Chairman of the Board has been appointed to also serve as President and Chief Executive Officer.  In connection with Mr. Van den Hooff’s departure, the Company and Mr. Van den Hooff entered into a separation agreement whereby the Company will provide certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 300,000 shares of the Company’s common stock, which option shall be immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $0.14 (the closing price of the Company’s common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following the date of the separation agreement the Company will maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

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

Comparison of the three months ended June 30, 2010 and 2009

Total Revenues

Revenues were $231,634 for the three months ended June 30, 2010, as compared to revenues of $136,094 for the three months ended June 30, 2009, and were comprised of licensing fees of approximately $100,000 for a Zindaclin® milestone and $23,000 for two OraDisc™ licensing agreements, $29,000 of foreign royalties from the sale of Zindaclin®, $27,000 of domestic royalties from the sale of Aphthasol® by our distributor, and product sales of approximately $52,000 for Altrazeal®.

The second quarter 2010 revenues represent an overall increase of approximately $96,000 versus the comparative second quarter 2009 revenues, due primarily to an increase of $100,000 in licensing due to the achievement of a Zindaclin® milestone.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2010 was $6,161 and consisted of approximately $9,700 in costs associated with our Altrazeal® wound dressing and a credit adjustment of $3,500 in costs associated with Aphthasol®.  Cost of goods sold for the three months ended June 30, 2009 was $8,921 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $367,395 for the three months ended June 30, 2010, including $40,613 in share-based compensation, compared to $854,460 for the three months ended June 30, 2009, which included $213,256 in share-based compensation.  The decrease of approximately $487,000 in research and development expenses continues to reflect the impact of the Company’s restructured business plan which contributed to decreases in scientific personnel costs of $356,000, regulatory consulting expenses of $128,000, and clinical testing expenses for our wound care technologies of $66,000.  These expense decreases were partially offset by an increase in regulatory fees of $37,000 and direct research costs of $33,000.

The direct research and development expenses for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
Technology	2010	2009
Wound care & nanoparticle	$40,598	$18,402
OraDisc™	2,000	5,401
Aphthasol® & other technologies	17,984	4,169
Total	$60,582	$27,972

Selling, General and Administrative

Selling, general and administrative expenses totaled $922,029 for the three months ended June 30, 2010, including $46,834 in share-based compensation, compared to $1,835,487 for the three months ended June 30, 2009, which included $279,430 in share-based compensation.

The decrease of approximately $913,000 in selling, general and administrative expenses continues to reflect the impact of the Company’s restructured business plan which contributed to reduced costs associated with our sales and marketing efforts of approximately $579,000 due to lower head count and marketing expenses, a decrease of $297,000 in administrative compensation, lower consulting fees of $41,000, a decrease in travel expenses of $8,000, and lower legal fees of $191,000.  These expense decreases were partially offset by an increase in director fees of $79,000, commissions totaling $30,000 related to the Aiqilin licensing agreement, costs of $40,000 associated with our annual meeting of shareholders, increased public relation expenses of $36,000, and legal fees related to our patents of $26,000.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $246,282 for the three months ended June 30, 2010 as compared to $269,183 for the three months ended June 30, 2009.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended June 30, 2010 and 2009.

Depreciation

Depreciation expense totaled $49,990 for the three months ended June 30, 2010 as compared to $47,007 for the three months ended June 30, 2009.  The increase of approximately $2,000 is attributable to our purchase of additional equipment during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $594 for the three months ended June 30, 2010 as compared to $21,066 for the three months ended June 30, 2009.  The decrease of approximately $20,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $8,500 for the three months ended June 30, 2010 and consisted of interest costs associated with regulatory fees.  There was no interest expense for the three months ended June 30, 2009.

Loss on Sale of Intangible Asset

Loss on sale of intangible asset totaled $857,839 for the three months ended June 30, 2010 and consisted of the divestiture of our Zindaclin® intangible asset.  There was no intangible asset divestiture for the three months ended June 30, 2009.

Comparison of the six months ended June 30, 2010 and 2009

Total Revenues

Revenues were $466,864 for the six months ended June 30, 2010, as compared to revenues of $304,823 for the six months ended June 30, 2009, and were comprised of licensing fees of approximately $100,000 for a Zindaclin® milestone and $46,000 for two OraDisc™ licensing agreements, $75,000 of foreign royalties from the sale of Zindaclin® by our distributor, $34,000 of domestic royalties from the sale of Aphthasol® by our distributor, and product sales of approximately $138,000 for Aphthasol® and $74,000 for Altrazeal®.

The six months ended June 30, 2010 revenues represent an overall increase of approximately $162,000 versus the comparative six months ended June 30, 2009 revenues, due primarily to an increase of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the first quarter of 2009 and an increase of $100,000 in licensing due to the achievement of a Zindaclin® milestone.  These increases were partially offset by decreases in Zindaclin® royalty fees of $25,000 and sponsored research of $32,000.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2010 was $136,844 and consisted of $123,122 in costs associated with Aphthasol® and $13,722 in costs associated with our Altrazeal® wound dressing.  Cost of goods sold for the six months ended June 30, 2009 was $14,998 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $653,179 for the six months ended June 30, 2010, including $71,697 in share-based compensation, compared to $1,629,879 for the six months ended June 30, 2009, which included $255,057 in share-based compensation.  The decrease of approximately $977,000 in research and development expenses was primarily due to the continuation of the Company’s restructured business plan which contributed to decreases in direct research costs of $115,000, scientific personnel costs of $567,000, clinical testing expenses for our wound care technologies of $124,000, and regulatory consulting expenses of $184,000.  These decreases were partially offset by an increase in regulatory fees of $16,000.

The direct research and development expenses for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
Technology	2010	2009
Wound care & nanoparticle	$48,098	$49,785
OraDisc™	3,188	159,126
Aphthasol® & other technologies	48,645	6,093
Total	$99,931	$215,004

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,738,917 for the six months ended June 30, 2010, including $169,782 in share-based compensation, compared to $4,060,106 for the six months ended June 30, 2009, which included $1,038,743 in share-based compensation.

The decrease of approximately $2,321,000 in selling, general and administrative expenses was primarily due to the continuation of the Company’s restructured business plan which contributed to reduced costs associated with our sales and marketing efforts of approximately $1,215,000 due to lower head count and marketing expenses, a decrease of $933,000 in administrative compensation, lower consulting fees of $85,000, decreased legal fees related to our patents of $30,000, and lower legal fees of $261,000.  These expense decreases were partially offset by an increase in director fees of $96,000, costs of $40,000 associated with our annual meeting of shareholders, commissions totaling $30,000 related to the Aiqilin licensing agreement, increased public relation expenses of $24,000, and higher accounting fees of $11,000 related to the audit fees for 2009.

The net decrease in administrative compensation includes approximately $598,000 of share-based compensation expense that occurred in the first quarter of 2009 after giving effect to certain vesting accelerations of stock options and restricted stock, which were partially offset by certain stock option forfeitures and by savings of $77,000 relating to benefit forfeitures pursuant to the aforementioned separation agreement with our former chief executive officer.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $492,798 for the six months ended June 30, 2010 as compared to $535,449 for the six months ended June 30, 2009.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended June 30, 2010 and 2009.

Depreciation

Depreciation expense totaled $99,980 for the six months ended June 30, 2010 as compared to $79,578 for the six months ended June 30, 2009.  The increase of approximately $20,000 is attributable to our purchase of additional equipment during 2009.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $715 for the six months ended June 30, 2010 as compared to $35,620 for the six months ended June 30, 2009.  The decrease of approximately $35,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $16,488 for the six months ended June 30, 2010 and consisted of financing costs for our insurance policies and interest costs related to regulatory fees.  There was no interest expense for the six months ended June 30, 2009.

Loss on Sale of Intangible Asset

Loss on sale of intangible asset totaled $857,839 for the six months ended June 30, 2010 and consisted of the divestiture of our Zindaclin® intangible asset.  There was no intangible asset divestiture for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2010 our cash and cash equivalents were $1,700,981 which is a decrease of $233,196 as compared to our cash and cash equivalents at December 31, 2009 of $1,934,177.  Our working capital (current assets less current liabilities) was $2,606,327 at June 30, 2010 as compared to our working capital at December 31, 2009 of $2,615,079.

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2010		2009
Operating activities		$(1,391,176)	$(4,832,338)
Investing activities		300,000	(1,025,245)
Financing activities		857,980	---
Net (Decrease) in cash and cash equivalents	$	(233,196)	$(5,857,583)

Operating Activities

For the six months ended June 30, 2010, net cash used in operating activities was $1,391,176.  The principal components of net cash used for the six months ended June 30, 2010 were our net loss of approximately $3,528,000, a net increase of $118,000 in accounts receivable due primarily to the Aiqilin licensing agreement, and a decrease of $30,000 in accrued liabilities.  Our net loss for the six months ended June 30, 2010 included a loss of $858,000 from the sale of an intangible asset (Zindaclin®) and substantial non-cash charges of $834,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the six months ended June 30, 2010 was partially offset by a net increase in deferred revenues of $203,000 relating to the Aiqilin licensing agreement, an increase in accounts payable of $34,000 due to timing of vendor payments, a decrease in prepaid expenses of $268,000 due to expense amortization, and a decrease in inventory of $85,000 due to product sales.

For the six months ended June 30, 2009, net cash used in operating activities was $4,832,338.  The principal component of net cash used for the six months ended June 30, 2009 stems from our net loss of approximately $5,982,000.  This net loss for the six months ended June 30, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, and depreciation.  These non-cash charges totaled approximately $1,924,000.  Additional uses of our net cash included a decrease of $764,000 in accounts payable due to timing of vendor payments, increased accounts receivable of $122,000, a decrease of $106,000 in accrued liabilities, the amortization of deferred revenues of $72,000, and a decrease of $30,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $307,000 in prepaid expenses due to expense amortization, and a decrease of $11,000 in inventory due to Altrazeal® product sales.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2010 was $300,000 and relates to the proceeds received in June 2010 from the divestiture of our Zindaclin® intangible asset. The Company expects to receive additional payments from the divestiture of Zindaclin® of $250,000 by November 2010, $250,000 in June 2011, and $250,000 in June 2012.

Net cash used in investing activities during the six months ended June 30, 2009 was $1,025,245 and consisted of a decrease of approximately $1,018,000 in notes receivable associated with the York Pharma loan and a decrease of $14,000 associated with the purchase of manufacturing equipment for Altrazeal®, which were partially offset by $7,000 of proceeds from the sale of laboratory equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $857,980 from the sale of common stock in February 2010.

There were no financing activities during the six months ended June 30, 2009.

Liquidity

In July 2009, the Company restructured its operations in efforts to reduce operating expenses, optimize operations and to conserve the necessary cash to further the Company’s revised business plan.  These conservation efforts continue to be in effect as part of the Company’s strategic plan for 2010.

The Company continues to seek a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal® as well as continuing, with the assistance of an investment bank, to explore future fundraising using the Company’s effective shelf registration statement on Form S-3 or through the sale of non-core assets.

Under the Form S-3 shelf registration process, we may from time to time sell common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25,000,000, subject to certain limitations.

As of June 30, 2010, we had cash and cash equivalents of $1,700,981.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2010 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements at least through the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during 2010.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2010, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and separation agreements with former officers of the Company.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating lease	$318,587	$113,295	$205,292	$	---	$	---
Separation agreements	782,594	316,691	365,903		100,000		---
Total contractual cash obligations	$1,101,181	$429,986	$571,195		$100,000	$	---

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off balance sheet arrangements.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as our banking institutions.  At June 30, 2010 and December 31, 2009 our cash and cash equivalents totaled $1,700,981 and $1,934,177, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2010 and at December 31, 2009.  As of June 30, 2010, two customers exceeded the 5% threshold, one customer with 59% and the other customer with 30%.  Three customers exceeded the 5% threshold at December 31, 2009, each customer with 67%, 11%, and 10%, respectively.  We believe that the customer accounts are fully collectible as of June 30, 2010.

Foreign Currency Exchange Rate Risk

The royalty revenues we receive on Zindaclin® are a percentage of the net sales made by the various sub-licensees of our licensee, ProStrakan Ltd.  All of these sales are made in foreign countries and the majority of such sales are denominated in foreign currencies. The royalty payment on these foreign sales is calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that ProStrakan Ltd pays us for royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar weakens against a foreign currency, then our royalty revenues will increase given a constant amount of sales in such foreign currency.

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

ITEM 4.	Controls and Procedures.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2010.

ITEM 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description

10.31	*	Separation Agreement dated June 4, 2010 by and between ULURU Inc. and Renaat Van den Hooff

10.32	*	Acquisition and License Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited, and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited

31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: August 16, 2010	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)