Form 10-Q
period 2010-09-30
ULURU INC.
filed 2010-11-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2010

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

(214) 905-5145
(Registrant's Telephone Number, including Area Code)

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

As of November 15, 2010, there were 82,117,230 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Nine Months Ended SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,320,021	$1,934,177
Accounts receivable	72,873	218,256
Other receivable – current portion	369,574	---
Inventory	909,773	1,008,998
Prepaid expenses and deferred charges	231,820	383,419
Total Current Assets	2,904,061	3,544,850

Property, Equipment and Leasehold Improvements, net	1,452,504	1,631,557

Other Assets
Intangible assets, net	5,598,021	8,183,146
Other receivable, net of current portion	237,326	---
Deposits	18,069	20,819
Total Other Assets	5,853,416	8,203,965

TOTAL ASSETS	$10,209,981	$13,380,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$777,207	$617,443
Accrued liabilities	265,580	215,431
Deferred revenue – current portion	106,555	96,897
Total Current Liabilities	1,149,342	929,771

Long Term Liabilities
Deferred revenue, net of current portion	1,461,902	1,272,843

TOTAL LIABILITIES	2,611,244	2,202,614

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
82,117,230 and 76,813,886 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	82,117	76,814
Additional paid-in capital	48,075,763	46,923,499
Accumulated deficit	(40,559,143)	(35,822,555)
TOTAL STOCKHOLDERS’ EQUITY	7,598,737	11,177,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,209,981	$13,380,372

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
License fees	$4,370	$22,979	$150,283	$72,555
Royalty income	23,104	61,727	132,473	204,830
Product sales, net	34,143	39,528	245,725	119,482
Other	---	6,000	---	38,190
Total Revenues	61,617	130,234	528,481	435,057

COSTS AND EXPENSES
Cost of goods sold	6,416	7,785	143,259	22,783
Research and development	295,781	376,191	948,960	2,006,070
Selling, general and administrative	666,205	981,212	2,405,123	5,041,318
Amortization of intangible assets	206,454	272,102	699,252	807,551
Depreciation	79,073	46,424	179,053	126,002
Total Costs and Expenses	1,253,929	1,683,714	4,375,647	8,003,724

OPERATING (LOSS)	(1,192,312)	(1,553,480)	(3,847,166)	(7,568,667)

Other Income (Expense)
Interest and miscellaneous income	4,840	6,676	5,555	42,296
Interest expense	(20,650)	(1,926)	(37,138)	(1,926)
Loss on sale of intangible asset	---	---	(857,839)	---
Loss on sale of equipment	---	---	---	(2,121)
(LOSS) BEFORE INCOME TAXES	(1,208,122)	(1,548,730)	(4,736,588)	(7,530,418)

Income taxes	---	---	---	---
NET (LOSS)	$(1,208,122)	$(1,548,730)	$(4,736,588)	$(7,530,418)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)	$(0.06)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	82,084,316	66,038,079	81,346,138	65,723,998

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES :
Net (loss)	$(4,736,588)		$(7,530,418)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Amortization of intangible assets	699,252		807,551
Depreciation	179,053		140,702
Share-based compensation for stock and options issued to employees	218,608		1,366,682
Share-based compensation for options issued to non-employees	80,979		84,668
Loss on sale of intangible asset	857,839		---
Loss on sale of equipment	---		2,121

Change in operating assets and liabilities:
Accounts receivable	145,383		82,944
Other receivable	(3,866)		---
Inventory	99,225		33,041
Prepaid expenses and deferred charges	151,599		243,555
Deposits	2,750		---
Accounts payable	159,764		(1,012,140)
Accrued liabilities	50,149		(252,772)
Deferred revenue	198,717		(96,965)
Royalty advance	---		(30,417)
Total	2,839,452		1,368,970

Net Cash (Used in) Operating Activities	(1,897,136)		(6,161,448)

INVESTING ACTIVITIES :
Purchase of property and equipment	---		(14,177)
Increase in notes receivable	---		(1,018,219)
Proceeds from collection of notes receivable	---		1,018,219
Proceeds from sale of intangible asset	425,000		---
Proceeds from sale of equipment	---		7,150
Net Cash Provided by (Used in) Investing Activities	425,000		(7,027)

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net	857,980		---
Net Cash Provided by Financing Activities	857,980		---

Net Decrease in Cash	(614,156)		(6,168,475)

Cash, beginning of period	1,934,177		7,567,588
Cash, end of period	$1,320,021		$1,399,113

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,958	$	---

Non-cash investing and financing activities:
Sale of intangible asset included in Other receivable	$603,034	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 have been made.

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

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010, including the risk factors set forth therein.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2010.

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

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2010	%	2009	%	2010	%	2009	%
Domestic	$57,247	93%	$68,246	52%	$303,247	57%	$191,084	44%
International	4,370	7%	61,988	48%	225,234	43%	243,973	56%
Total	$61,617	100%	$130,234	100%	$528,481	100%	$435,057	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2010	2009	2010	2009
Discus Dental, Inc.	Aphthasol®	38%	17%	37%	15%
Meldex International	OraDisc™ B	*	18%	*	16%
ProStrakan, Ltd.	Zindaclin®	---	28%	33%	32%
Total		38%	63%	70%	63%

* Revenue from this customer was less than 10% of total revenues for the period reported.

NOTE 5.                      OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $300,000 occurred in June 2010, $125,000 occurred in September 2010, $375,000 will occur in the next 12 months, and $250,000 will occur in the following year.  The receipt of the full purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at September 30, 2010:

Payment obligation due:	Gross Receivable	Imputed Interest		Net Receivable
2010	$125,000	$	---	$125,000
2011	250,000		5,426	244,574
Subtotal	375,000		5,426	369,574

2012	250,000		12,674	237,326
Total	$625,000		$18,100	$606,900

NOTE 6.                      INVENTORY

As of September 30, 2010, our inventory was comprised of raw materials, manufacturing costs incurred in the production of Altrazeal®, and Altrazeal® finished goods.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventory consisted of the following at September 30, 2010 and December 31, 2009:

Inventory	September 30, 2010	December 31, 2009
Raw materials	$77,547	$112,002
Work-in-progress	367,084	375,228
Finished goods	465,142	521,768
Total	$909,773	$1,008,998

NOTE 7.                      PROPERTY, EQUIPMENT and LEASHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2010 and December 31, 2009:

Property, equipment and leasehold improvements	September 30, 2010	December 31, 2009
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(695,916)	(516,863)
Property, equipment and leasehold improvements, net	$1,452,504	$1,631,557

Depreciation expense on property, equipment and leasehold improvements was $79,073 and $46,424 for the three months ended September 30, 2010 and 2009, respectively, and was $179,053 and $126,002 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 8.                      INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2010 and December 31, 2009:

Intangible assets	September 30, 2010		December 31, 2009
Patent - Zindaclin®	$	---	$3,729,000
Patent - Amlexanox (Aphthasol®)		2,090,000	2,090,000
Patent - Amlexanox (OraDisc™ A)		6,873,080	6,873,080
Patent - OraDisc™		73,000	73,000
Patent - Hydrogel nanoparticle aggregate		589,858	589,858
		9,625,938	13,354,938
Less: accumulated amortization		(4,027,917)	(4,455,159)
Less: impairment charge		---	(716,633)
Intangible assets, net		$5,598,021	$8,183,146

Amortization expense for intangible assets was $206,454 and $272,102 for the three months ended September 30, 2010 and 2009, respectively, and was $699,252 and $807,551 for the nine months ended September 30, 2010 and 2009, respectively.  The future aggregate amortization expense for intangible assets, remaining as of September 30, 2010, is as follows:

Calendar Years	Future Amortization Expense
2010 (Three months)	$206,454
2011	769,132
2012	476,450
2013	475,148
2014	475,148
2015 & Beyond	3,195,689
Total	$5,598,021

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2010 and December 31, 2009:

Accrued Liabilities	September 30, 2010	December 31, 2009
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	65,355	56,837
Accrued insurance payable	87,037	52,295
Product rebates/returns	52	---
Other	6,837	---
Total accrued liabilities	$265,580	$215,431

NOTE 10.                      STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2010, the Company had 82,117,230 shares of common stock issued and outstanding.  The Company issued 75,703 shares of common stock during the three months ended September 30, 2010 pursuant to the vesting of certain restricted stock awards.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2010 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2009	8,687,956	$0.48
Warrants issued	250,000	0.25
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of September 30, 2010	8,937,956	$0.47

Of the warrant shares subject to exercise as of September 30, 2010, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	785,723
May 15, 2015	5,357,233
Total	8,937,956

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Antidilutive warrants to purchase common stock	8,937,956	8,687,956
Antidilutive options to purchase common stock	4,456,000	3,306,000
Restricted vesting common stock	95,038	405,882
Total	13,488,994	12,399,838

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

We account for share-based compensation under ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.  The Company did not award any share-based compensation for the three months ended September 30, 2010 and 2009.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Incentive Stock Options
Quantity	---	---	100,000	---
Weighted average fair value per share	---	---	$0.12	---
Fair value	---	---	$11,819	---

Nonstatutory Stock Options
Quantity	---	---	1,800,000	75,000
Weighted average fair value per share	---	---	$0.13	$0.14
Fair value	---	---	$229,711	$10,672

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$24,631	$23,325	$79,134	$218,066
Selling, general and administrative	25,841	112,789	147,959	931,324
Total share-based compensation expense	$50,472	$136,114	$227,093	$1,149,390

At September 30, 2010, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $309,902.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2010 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2009	3,306,000	$2.34
Granted	1,900,000	0.16
Forfeited/cancelled	(750,000)	4.13
Exercised	---	---
Outstanding as of September 30, 2010	4,456,000	$1.11

The following table presents the stock option grants outstanding and exercisable as of September 30, 2010:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
2,840,000	$0.42	8.1	1,465,207	$0.58
565,000	1.58	6.8	565,000	1.58
881,000	2.44	4.0	772,980	2.46
170,000	4.40	6.5	170,000	4.40
4,456,000	$1.12	7.1	2,973,187	$1.48

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

The following table summarizes share-based compensation related to restricted stock awards for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$7,778	$7,778	$24,972	$68,094
Selling, general and administrative	(142)	13,659	47,522	233,866
Total share-based compensation expense	$7,636	$21,437	$72,494	$301,960

At September 30, 2010, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $53,265.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately two years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of September 30, 2010 and the changes therein during the nine months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	405,882	$0.51
Shares granted	---	---
Shares forfeited/cancelled	(7,500)	0.85
Shares exercised/issued	(303,344)	0.35
Outstanding as of September 30, 2010	95,038	$0.95

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

As of September 30, 2010, we had granted options to purchase 6,110,000 shares of Common Stock since the inception of the Incentive Plan, of which 4,456,000 were outstanding at a weighted average exercise price of $1.11 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 95,038 were outstanding.  As of September 30, 2010, there were 6,500,680 shares that remained available for future grant under our Incentive Plan.

NOTE 13.                      INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 14.                      COMMITMENTS AND CONTINGENCIES

Operating Lease

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease, which commenced on April 1, 2006 and continues until April 1, 2013, currently requires a monthly lease obligation of $9,330 per month, which is inclusive of monthly operating expenses.  The future minimum lease payments are as follows as of September 30, 2010:

Calendar Years	Future Lease Expense
2010 (Three months)	$27,989
2011	115,971
2012	117,310
2013	29,328
Total	$290,598

Rent expense for our operating lease amounted to $28,106 and $27,415 for the three months ended September 30, 2010 and 2009, respectively, and was $90,456 and $81,140 for the nine months ended September 30, 2010 and 2009, respectively.

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

Employment Agreements

As of September 30, 2010 the Company is party to employment agreements with its Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreements

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

As of September 30, 2010 the Company continues to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as the Company’s Chairman of the Board, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, the Company provides or has provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company has and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 the Company is required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement, among other covenants, contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2010, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K, referred to as our 2009 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 24, 2010, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents and expected revenues and other payments are sufficient to fund our operations through the third quarter of 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2009 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

On September 8, 2010, the Company entered into a worldwide distribution agreement appointing Novartis Animal Health, Inc. (“Novartis”) as the exclusive distributor of a veterinary version of Altrazeal® for marketing to the animal health sector.  Under the terms of the agreement the Company will supply Novartis with finished product for marketing in the global markets.  The agreement further states that other wound care products developed by the Company may also be covered by the agreement upon the mutual agreement of the parties.

On August 2, 2010, the Company received notice that Altrazeal® Transforming Powder Dressing was granted CE Mark Certification in all countries within the European Economic Area (“EEA”), which consists of 27 Member States of the EU and EFTA countries.  The CE Mark designation for Altrazeal® provides the Company with significant licensing and marketing opportunities throughout the EEA.  In addition, we believe that our having met the standards required for granting a CE Mark will allow us to more quickly gain approval for marketing Altrazeal® in Asia, South America, and other territories.  Receiving CE Mark Certification is mandatory for advanced wound dressings and is the necessary approval for marketing in the EEA.  With the granting of the CE Mark, the Company is evaluating potential collaborations to launch Altrazeal® in the first European market.

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

Comparison of the three months ended September 30, 2010 and 2009

Total Revenues

Revenues were $61,617 for the three months ended September 30, 2010, as compared to revenues of $130,234 for the three months ended September 30, 2009, and were comprised of licensing fees of approximately $4,000 for two OraDisc™ licensing agreements, $23,000 of domestic royalties from the sale of Aphthasol® by our distributor, and product sales of approximately $34,000 for Altrazeal®.

The third quarter 2010 revenues represent an overall decrease of approximately $68,000 versus the comparative third quarter 2009 revenues, due primarily to a decrease of $25,000 in OraDisc™ licensing fees due to an adjustment in revenue amortization and the impact of the divestiture of Zindaclin® technologies in June 2010, which resulted in decreases of $2,000 in licensing and $39,000 in royalties.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold was $6,416 for the three months ended September 30, 2010, as compared to cost of goods of $7,785 for the three months ended September 30, 2009.  Cost of goods sold for each period was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $295,781 for the three months ended September 30, 2010, including $32,409 in share-based compensation, compared to $376,191 for the three months ended September 30, 2009, which included $31,103 in share-based compensation.  The decrease of approximately $81,000 in research and development expenses consisted of decreases in scientific personnel costs of $34,000, regulatory consulting expenses of $11,000, direct research costs of $8,000, and clinical testing expenses for our wound care technologies of $29,000.

The direct research and development expenses for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
Technology	2010	2009
Wound care & nanoparticle	$24,478	$4,636
OraDisc™	3,000	4,200
Aphthasol® & other technologies	1,396	28,617
Total	$28,874	$37,453

Selling, General and Administrative

Selling, general and administrative expenses totaled $666,205 for the three months ended September 30, 2010, including $25,699 in share-based compensation, compared to $981,212 for the three months ended September 30, 2009, which included $126,448 in share-based compensation.  The decrease of approximately $315,000 in selling, general and administrative expenses continues to reflect the Company’s restructured business plan which contributed to a decrease of $164,000 in administrative compensation, lower legal fees of $134,000, lower legal fees related to our patents of $30,000, lower consulting fees of $28,000, a decrease in travel expenses of $15,000, and a decrease of $13,000 in insurance expense.  These expense decreases were partially offset by an increase in director fees of $64,000.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $206,454 for the three months ended September 30, 2010 as compared to $272,102 for the three months ended September 30, 2009.  The expense for each period consists of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended September 30, 2010 and 2009.

Depreciation

Depreciation expense totaled $79,073 for the three months ended September 30, 2010 as compared to $46,424 for the three months ended September 30, 2009.  The increase of approximately $33,000 is attributable to our purchase of additional equipment during 2009 and placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $4,840 for the three months ended September 30, 2010 as compared to $6,676 for the three months ended September 30, 2009.  The decrease of approximately $2,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $20,650 for the three months ended September 30, 2010 as compared to $1,926 for the three months ended September 30, 2009 and consisted of financing costs for our insurance policies and interest costs related to regulatory fees.  The increase of approximately $19,000 is attributable to interest costs related to regulatory fees.

Comparison of the nine months ended September 30, 2010 and 2009

Total Revenues

Revenues were $528,481 for the nine months ended September 30, 2010, as compared to revenues of $435,057 for the nine months ended September 30, 2009, and were comprised of licensing fees of approximately $100,000 for a Zindaclin® milestone, $46,000 for two OraDisc™ licensing agreements, $5,000 for an Altrazeal® licensing agreement, $75,000 of foreign royalties from the sale of Zindaclin® by our distributor, $57,000 of domestic royalties from the sale of Aphthasol® by our distributor, product sales of approximately $138,000 for Aphthasol® and $107,000 for Altrazeal®.

The nine months ended September 30, 2010 revenues represent an overall increase of approximately $93,000 versus the comparative nine months ended September 30, 2009 revenues, due primarily to an increase of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the first three quarters of 2009, an increase of $101,000 in licensing due to the achievement of a Zindaclin® milestone, and an increase of $5,000 in Altrazeal® licensing fees.  These increases were partially offset by decreases in Zindaclin® royalty fees of $64,000, a decrease in sponsored research of $38,000, a decrease of $12,000 in Altrazeal® product sales, a decrease of $8,000 in Aphthasol® royalties, and an adjustment of $29,000 for OraDisc™ licensing fee amortization.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 was $143,259 and consisted of $123,122 in costs associated with Aphthasol® and $20,137 in costs associated with Altrazeal®.  Cost of goods sold for the nine months ended September 30, 2009 was $22,783 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $948,960 for the nine months ended September 30, 2010, including $104,106 in share-based compensation, compared to $2,006,070 for the nine months ended September 30, 2009, which included $286,160 in share-based compensation.  The decrease of approximately $1,057,000 in research and development expenses was primarily due to decreases in direct research costs of $124,000, scientific personnel costs of $601,000, clinical testing expenses for our wound care technologies of $153,000, and regulatory consulting expenses of $202,000.  These decreases were partially offset by an increase in regulatory fees of $23,000.

The direct research and development expenses for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
Technology	2010	2009
Wound care & nanoparticle	$72,577	$54,421
OraDisc™	6,187	163,326
Aphthasol® & other technologies	50,041	34,710
Total	$128,805	$252,457

Selling, General and Administrative

Selling, general and administrative expenses totaled $2,405,123 for the nine months ended September 30, 2010, including $195,481 in share-based compensation, compared to $5,041,318 for the nine months ended September 30, 2009, which included $1,165,190 in share-based compensation.

The decrease of approximately $2,636,000 in selling, general and administrative expenses continues to reflect the Company’s restructured business plan which contributed to reduced costs associated with our sales and marketing efforts of approximately $1,199,000 due to lower head count and marketing expenses, a decrease of $1,097,000 in administrative compensation, a decrease of $395,000 in legal fees as 2009 included expenses related to the proposed York Pharma acquisition, lower consulting fees of $100,000, decreased legal fees related to our patents of $60,000, lower travel expenses of $25,000, and a decrease of $19,000 in administrative operating expenses.  These expense decreases were partially offset by an increase in director fees of $159,000, costs of $42,000 associated with our annual meeting of shareholders, commissions of $30,000 related to the Aiqilin licensing agreement, increased investor relation expenses of $18,000, and higher accounting fees of $11,000 related to the audit fees for 2009.

The net decrease in administrative compensation of $1,097,000 includes savings in direct compensation expense of $346,000 due to lower head count and lower share-based compensation expense of $726,000 as 2009 included the impact of certain vesting accelerations of stock options and restricted stock pursuant to the separation agreement with our former chief executive officer.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $699,252 for the nine months ended September 30, 2010 as compared to $807,551 for the nine months ended September 30, 2009.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $108,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no purchases of patents during the nine months ended September 30, 2010 and 2009.

Depreciation

Depreciation expense totaled $179,053 for the nine months ended September 30, 2010 as compared to $126,002 for the nine months ended September 30, 2009.  The increase of approximately $53,000 is attributable to our purchase of additional equipment during 2009 and placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $5,555 for the nine months ended September 30, 2010 as compared to $42,296 for the nine months ended September 30, 2009.  The decrease of approximately $37,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $37,138 for the nine months ended September 30, 2010 as compared to $1,926 for the nine months ended September 30, 2009.  Interest expense is comprised of financing costs for our insurance policies and interest costs related to regulatory fees.  The increase of approximately $35,000 is attributable to interest costs related to regulatory fees.

Loss on Sale of Intangible Asset

Loss on sale of intangible asset totaled $857,839 for the nine months ended September 30, 2010 and consisted of the divestiture of our Zindaclin® intangible asset.  There was no intangible asset divestiture for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2010 our cash and cash equivalents were $1,320,021 which is a decrease of $614,156 as compared to our cash and cash equivalents at December 31, 2009 of $1,934,177.  Our working capital (current assets less current liabilities) was $1,754,719 at September 30, 2010 as compared to our working capital at December 31, 2009 of $2,615,079.

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2010		2009
Operating activities		$(1,897,136)	$(6,161,448)
Investing activities		425,000	(7,027)
Financing activities		857,980	---
Net (Decrease) in cash and cash equivalents	$	(614,156)	$(6,168,475)

Operating Activities

For the nine months ended September 30, 2010, net cash used in operating activities was $1,897,136.  The principal components of net cash used for the nine months ended September 30, 2010 was our net loss of approximately $4,737,000.  Our net loss for the nine months ended September 30, 2010 included a loss of $858,000 from the sale of an intangible asset (Zindaclin®) and substantial non-cash charges of $1,178,000 in the form of share-based compensation, amortization of patents, and depreciation.

The aforementioned net cash used for the nine months ended September 30, 2010 was partially offset by an increase in deferred revenues of $199,000 relating to the Aiqilin licensing agreement, an increase in accounts payable of $160,000 due to timing of vendor payments, an increase in accrued liabilities of $50,000, a decrease in prepaid expenses of $152,000 due to expense amortization, a decrease in accounts receivable of $145,000 due to collection activities, and a decrease in inventory of $99,000 due to product sales.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2010 was $425,000 and relates to the proceeds received in June and September 2010 from the divestiture of our Zindaclin® intangible asset. The Company expects to receive additional payments from the divestiture of Zindaclin® of $125,000 in November 2010, $250,000 in June 2011, and $250,000 in June 2012.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $857,980 from the net proceeds of our sale of common stock in February 2010.

There were no financing activities during the nine months ended September 30, 2009.

Liquidity

In July 2009, the Company restructured its operations in efforts to reduce operating expenses, optimize operations, and to conserve the necessary cash to further the Company’s revised business plan.  These conservation efforts continue to be in effect as part of the Company’s strategic plan for 2010.

The Company continues to seek a strategic relationship whereby the Company can more effectively maximize the revenue potential of Altrazeal® as well as continuing, with the assistance of an investment bank, to explore future fundraising using the Company’s effective shelf registration statement on Form S-3 or through the sale of non-core assets.

In July 2009, the Company filed a Form S-3 shelf registration statement where we may from time to time sell an indeterminate number of shares of common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25 million.  The registration statement was declared effective by the Securities and Exchange Commission on July 23, 2009 (File No. 333-160568).

Management utilized this shelf registration statement in November 2009 by completing a registered direct offering of 10,714,467 shares of the Company’s common stock and 5,357,233 warrant shares to purchase the Company’s common stock for aggregate gross proceeds of $1.5 million ($1.3 million approximate net proceeds to the Company).  In addition, in February 2010, management completed another registered direct offering of 5,000,000 shares of the Company’s common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to the Company).  Approximately $22.5 million remains available under the Company’s 2009 shelf registration statement as of September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of $1,320,021.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2010 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements at least through the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during the fourth quarter of 2010.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2010, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006 and separation agreements with former officers of the Company.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating lease	$290,598	$114,633	$175,965	$	---	$	---
Separation agreements	702,356	313,495	326,361		62,500		---
Total contractual cash obligations	$992,954	$428,128	$502,326		$62,500	$	---

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off balance sheet arrangements.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as our banking institutions.  At September 30, 2010 and December 31, 2009 our cash and cash equivalents totaled $1,320,021 and $1,934,177, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2010 and at December 31, 2009.  As of September 30, 2010, two customers exceeded the 5% threshold, one customer with 42% and the other customer with 32%.  Three customers exceeded the 5% threshold at December 31, 2009, each customer with 67%, 11%, and 10%, respectively.  We believe that the customer accounts are fully collectible as of September 30, 2010.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

ULURU Inc.

Date: November 15, 2010	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)