Form 10-K
period 2010-12-31
ULURU INC.
filed 2011-03-31
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $10,686,827 based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange Amex LLC on such date.

As of March 31, 2011, there were 87,341,709 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations into the third quarter of 2011, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in this 2010 Annual Report on Form 10-K, particularly under “Risk Factors”, that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Company Mission and Strategy

We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish the foundation for a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral-transmucosal technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Core Technology Platforms

Nanoflex® Technology

Nanoflex® technology provides unique materials with a broad range of properties and potential applications. While a conventional bulk hydrogel is an "infinite" network of loosely cross-linked hydrophilic polymers that swells when placed in polar solvents, we have discovered that a variety of unique biomaterials can be formed through the aggregation of hydrogel-like nanoparticles. This concept takes advantage of the inherent biocompatibility of hydrogels while overcoming problems with local stress and strain, which cause bulk hydrogels to shear. Unlike bulk hydrogels, these particle aggregates are shape retentive, can be extruded or molded, and offer properties suitable for use in a variety of in-vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in our Nanoflex® technology have been extensively researched by the academic and scientific community and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

Our Nanoflex® technology system has at its core a system of hydrogel-like nanoparticles composed of a polymer used in manufacturing contact lenses and other FDA-approved implants.  These nanoparticles aggregate immediately and irreversibly upon contact with physiological fluid, such as wound exudate or blood, forming a flexible, nano-porous, non-resorbable material termed an aggregate.

Utilizing our proprietary Nanoflex® technology, we have developed three separate development platforms from the system:

▪	Nanoflex® Powder
▪	Nanoflex® Gel
▪	Nanoflex® Injectable Liquid

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

Nanoflex® Powder

Our Nanoflex® Powder is composed of hydrogel particles that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate, forming a micro-porous flexible and non-resorbable skin-like barrier.  The skin-like barrier can be used to cover and protect a wound surface and can also be applied to provide specific drug delivery profiles to a wound or skin surface.

The powder is applied as a dry material and immediately hydrates and forms a uniform, intact micro-porous film with adhesion to the moist wound.  A major advantage of our Nanoflex® technology is the ability to incorporate active drugs, and provide controlled release.  Drug molecules can be trapped within interstitial spaces between particles during aggregate formation. The spaces between particles, or nanopores in the lattice, can be tailored by varying the particle size which controls the diffusion rate.  Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released.  By choosing specific particle sizes and compositions and formulating these with a given active, the drug delivery profile can be tailored for a specific application.

We have developed and are developing a range of products utilizing our Nanoflex® powder in wound care:

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

Nanoflex® Gel

Our Nanoflex® technology is composed of hydrated nanoparticles that are concentrated into a viscoelastic gel.  The gel fills the shape of a container or envelope and the physical properties such as firmness or elasticity can be varied by changing the particle composition and concentrations.  If the gel is exposed to physiological fluid such as in a body cavity, the particles will aggregate immediately and irreversibly forming a flexible, non-resorbable aggregate.  This technology is currently being developed as an advanced wound filler material suitable for filling tunneling wounds, such as pressure sores.

Nanoflex® Injectable Liquid

Our family of dermal fillers and facial sculpting products has three major components that form the injectable materials:

▪	Hyaluronic acid
▪	Nanoflex® particles
▪	Water

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue.  In dermal and sub-dermal tissue, hyaluronic acid binds with water and provides volume and elasticity.  As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to twelve month period requiring repeat injections.  Our dermal filler and sub-dermal filler can be composed of between 1 and 95% hyaluronic acid with several choices of molecular weight.  Materials for facial sculpting containing a lower amount of hyaluronic acid result in a higher degree of permanence.

A suspension of hydrogel nanoparticles containing a small percentage of hyaluronic acid, when injected into tissue, immediately and irreversibly aggregates. With time, the hyaluronic acid portion of the aggregate resorbs, leaving behind a porous, Nanoflex® framework which provides the basis for cellular infiltration and acts as the anchor for collagen attachment.  The resulting non-migrating porous scaffold is projected to have a longevity time significantly greater than currently available commercial products.

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

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, acute and chronic wounds. The powder fills and seals the wound to provide an optimal moist healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate (MVTR) of the material generated by capillary forces that creates a low pressure environment at the wound bed which supports cellular function and tissue repair and holds the dressing in place. Other characteristics of Altrazeal® that promote healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  In a randomized clinical study Altrazeal® demonstrated a statistically significant improvement in patient pain and comfort compared to Aquacel® AG, a market leading product.  Also, in numerous clinical settings, including venous ulcers, arterial ulcers and second degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, Altrazeal® reduces the need for frequent dressing changes, which offers a significant pharmaco-economic benefit.

The regulatory status of Altrazeal® is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.  The Company plans on filing a 510(k) application to expand label claims to include pain.

Since the roll-out of Altrazeal® in June 2008, there have been many outstanding clinical results; positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 35 poster presentations, and one peer reviewed article being published in an international indexed journal.  Altrazeal® has contributed to improved healing and patient quality of life in many acute and chronic wounds, particularly in diabetic foot ulcers, venous ulcers, and geriatric wounds.

The time to achieve the commercial success of Altrazeal® has taken longer than we anticipated.  We have now refined our marketing strategy and are focusing on a limited number of major wound types where Altrazeal® exhibits clinical advantages.  Additionally, our sales call focus has been more clearly defined to include sites of care where barriers to sale are lower, such as home health care where Altrazeal® offers a significant economic benefit to the home health provider.  Also, we continue to expand hospital and wound care center coverage and secure hospital formulary listings which are essential for success in this site of care.  In order to effectively market Altrazeal® we believe that greater sales and marketing resources are needed.  As such, we have been seeking a strategic partner which will allow us to maximize the revenue potential of Altrazeal®.  In the interim, we are executing a parallel sales strategy that involves the hiring throughout the country of experienced wound care Independent Sales Representatives (“ISR’s”) that are compensated on a commission-only basis as well as our own dedicated sales force.

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

ProStrakan received marketing authorization for amlexanox 5% paste in the United Kingdom in September 2001 under the trade name of Aptheal®. Approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden in conjunction with Meda AB.

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

In order to expedite the commercialization of OraDisc™ A we reacquired the rights in 2008 from Discus Dental Inc. and are pursuing another strategic partner. In the meantime, Discus Dental is continuing to market Aphthasol® in the United States.

In November 2008, we executed an expanded European Agreement with Meda AB, Sweden for OraDisc™ A and Aphthasol (5% amlexanox) paste for distribution into most major European markets. Meda AB paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.  Meda AB intends to apply for regulatory approval for OraDisc™ A in 2011.

In June 2008, we executed a Licensing and Supply Agreement with KunWha Pharmaceutical Co., Ltd, for OraDisc™ A and Aphthasol (5% amlexanox) paste in South Korea.  KunWha Pharmaceutical Co., Ltd paid us an upfront licensing fee and further milestone payments are to be made on regulatory approval and achievement of certain commercial milestones.

OraDisc™ B

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

In March 2007, we executed a Licensing and Supply Agreement for OraDisc™ B with Meldex International, for the territories of Europe and the Middle East. We received an upfront licensing fee and additional payments based on regulatory approval and commercial milestones.  In January 2010, the Company terminated the Licensing and Supply Agreement with Meldex International.  We are now pursuing a strategic partner for the commercialization of OraDisc™ B.

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

With regards to our Nanoflex® technology, two U.S. patents have issued and one U.S. and four PCT patent applications have been filed. The granted patents and patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, artificial discs and tissue scaffold.  In December 2006 we acquired from Access Pharmaceuticals Inc. (“Access”) all patent rights and all intellectual properties associated with the Nanoflex® technology.  We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding aesthetic dermal or facial fillers.

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

We have a strategy of developing an ongoing line of patent continuation applications for both the Nanoflex® and OraDisc™ technologies. By this approach, we are extending the intellectual property protection of our basic technologies to cover additional related inventions, some of which are anticipated to carry the priority dates of the original applications.

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

Competition

The medical device and pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., Systagenix Wound Management Limited, 3M Company, and Molnlycke Health Care are large, well established medical device, pharmaceutical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management, burn care, and dermal fillers, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical, advantages.

Wound care products developed from our Nanoflex® technology, including Altrazeal®, will compete with numerous well established products including Aquacel® marketed by ConvaTec Inc., Silvercel and Promongran marketed by Systagenix Wound Management Limited, Acticoat and Allevyn marketed by Smith and Nephew plc, and Mepitel and Mepliex marketing by Molnlycke Health Care.  There are numerous well established companies that compete in the advanced wound care market including Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., Systagenix Wound Management Limited, 3M Company, and Molnlycke Health Care.

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

Employees

As of December 31, 2010, we had 9 full-time employees, including 3 in sales and marketing, 2 in research and development (each with advanced scientific degrees), 3 in general and administration and 1 in manufacturing, quality, and service.  In addition, we use four contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

Name	Age	Position
Kerry P. Gray	58	President, Chief Executive Officer, Chairman
Terrance K. Wallberg	56	Vice President, Chief Financial Officer, Secretary, Treasurer
Daniel G. Moro	64	Vice President - Polymer Drug Delivery
John V. St. John, Ph.D.	40	Vice President - Research and Development

The following is a brief account of the business experience during the past five years of each executive officer and key employee of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Kerry P. Gray was the President and CEO and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at the Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

Terrance K. Wallberg has served as our Vice President and Chief Financial Officer since March, 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management and previous to that was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

Daniel G. Moro has served as our Vice President - Polymer Drug Delivery since March 2006.  Previously, Mr. Moro served as Vice President - Polymer Drug Delivery at Access Pharmaceuticals, Inc. from September 2000 until October 2005. He managed various drug delivery projects related to Hydrogel polymers. He invented the mucoadhesive erodible drug delivery technology (OraDisc™) for the controlled administration of actives and is the co-inventor of our hydrogel nanoparticle aggregate technology.  Previously, Mr. Moro served as Vice President, Operations for a Division of National Patent Development Corporation (“NPDC”) which developed the soft contact lens. Prior to his operational experience, Mr. Moro spent 20 years at the NPDC as a senior research scientist and invented and commercialized several technologies, including a hydrogel burn and wound dressing and a subcutaneous retrievable drug delivery implant to treat prostate cancer. Mr. Moro has over twenty five years experience of pharmaceutical development and holds nine patents related to drug delivery applications, four of which have been commercialized.

Dr. John V. St. John has served as our Vice President - Research and Development since March 2006.  Previously, Dr. St. John served as Senior Scientist at Access Pharmaceuticals, Inc. from March 2000 until October 2005. He served as team leader during the early identification of Access Pharmaceuticals’ oncology drug, AP5346. Dr. St. John served as team leader for the hydrogel team from January 2002 to October 2005 during the development of the Hydrogel Nanoparticle Aggregate Technology and is the co-inventor of this technology.  He holds two patents. Dr. St. John has served as an adjunct faculty member in the Department of Biomedical Engineering at the University of Texas Southwestern Medical School while at Access Pharmaceuticals. Previously, from August 1998 to March 2000, Dr. St. John served as a Dreyfus Fellow and Assistant Professor in the Department of Chemistry of Southern Methodist University. He has earned a graduate certificate in Marketing from the SMU Cox School of Business. Dr. St. John served as the elected Chair of the Dallas Fort Worth American Chemical Society Section for 2005 and is a current member in the American Professional Woundcare Association, American Chemical Society, the Materials Research Society, and the Controlled Release Society.

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

Risks Related to Our Operations

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the year ended December 31, 2010, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010, were prepared on a going concern basis in accordance with United States generally accepted accounting principles.  The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.  Our management and our independent registered public accounting firm have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.  If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

Our financial condition may limit our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

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

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal®.

We are marketing and selling Altrazeal® through a combination of our own sales force and a network of independent sales representatives (“ISR’s”) in the United States but have only limited experience thus far with marketing, sales or distribution of wound care products. If we are unable to establish the capabilities to sell, market and distribute Altrazeal®, either through our own sales force, our existing ISR capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal®. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own sales force, our ISR capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire ISR’s or qualified sales and marketing personnel we need in the United States to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Altrazeal®. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of Altrazeal®. We cannot guarantee that we will be successful in commercializing Altrazeal®.

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

Altrazeal®
Jiangxi Aiqilin Pharmaceuticals Group	▪	China

Altrazeal® - Veterinary
Novartis Animal Health	▪	Worldwide

Amlexanox 5% paste and OraDisc™ A
Discus Dental Inc.	▪	United States;
Meda AB	▪
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

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., Systagenix Wound Management Limited, 3M Company, Molnlycke Health Care, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the development of our drug or device candidates, may depend substantially upon the reimbursement at acceptable levels of the costs of the resulting drugs or devices and related treatments from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  To date, the costs of our marketed products Altrazeal® and Aphthasol® generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs or devices that we may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop may reduce the demand for, or price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

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

We are highly dependent upon the efforts of our senior management and scientific team.  The loss of the services of one or more of these individuals could delay or prevent the achievement of our research, development, marketing, or product commercialization objectives.  While we have employment agreements with our senior management, their employment may be terminated at any time.  We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  In view of the stage of our development and our research and development programs, we have restricted our hiring to a small sales team, research scientists and a small administrative staff and we have made only limited investments in manufacturing, production or regulatory compliance resources.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities, however, and we may be unsuccessful in attracting and retaining these personnel.

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

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed laboratory, preclinical and clinical testing procedures and other costly and time-consuming procedures to establish their safety and efficacy. Some of our products and product candidates require receipt and maintenance of governmental approvals for commercialization. Preclinical and clinical trials and manufacturing of our product candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. The status of our principal products is as follows:

▪	Altrazeal® is a product approved for sale in the U.S. and the European Union (together with countries that recognize the CE mark);

▪	Other Altrazeal® products are currently in clinical and development phases;

▪	Nanoparticle aggregate product candidates are in the preclinical and clinical phase;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2011; and

▪	Our other OraDisc™ products are currently in the development phase.

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

Our patents for the following technologies expire in the years and during the date ranges indicated below:

▪	5% amlexanox paste in 2011
▪	OraDisc™ in 2021
▪	Hydrogel Nanoparticle Aggregate in 2022
▪	Altrazeal® wound dressing in 2029

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

Risks Related to Our Common Stock

If we fail to comply with the listing requirements of NYSE Amex, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on New York Stock Exchange Amex LLC, or NYSE Amex.  Our stock has traded below $1.00 per share for more than 12 months.  On March 7, 2011, we received a letter from NYSE Amex advising that we are not in compliance with a certain condition of NYSE Amex’s continued listing standards under Section 1003 of NYSE Amex’s Company Guide (the “Company Guide”).  In the letter, NYSE Amex stated that it is concerned that our common stock, as a result of its low selling price, may not be suitable for auction market trading.  Therefore, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on effecting a reverse stock split of its common stock by no later than June 7, 2011.  As a result of the foregoing, we have become subject to the procedures and requirements of Section 1009 of the Company Guide.  We intend to attempt to satisfy NYSE Amex’s continued listing standards by presenting a proposal and resolution to be voted on by our shareholders, to effect a reverse stock split of our common stock, at our next annual meeting of shareholders, which we intend to hold no later than June 1, 2011.

Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split.  If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network.  Moving our listing off the NYSE Amex could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock.  In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NYSE Amex could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

Moreover, even if we effect a reverse stock split in order to comply with NYSE Amex continued listing standards, there is no assurance that we will continue to maintain compliance with such standards.  For example, NYSE Amex may again determine that the selling price per share of our common stock is low and require that we effect another reverse stock split of our common stock, which would require stockholder approval that we may be unable to obtain.  The NYSE Amex can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountants’ opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current debt obligations or to adequately finance operations.

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

As of December 31, 2010, we did not own any real property.  We entered into a lease on January 31, 2006, which commenced on April 1, 2006, for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, continues through April 1, 2011 and at such time increases to $9,776, which is inclusive of monthly operating expenses, for the duration of the lease.

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

None.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the NYSE Amex exchange under the symbol “ULU” on July 26, 2007. From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the NYSE Amex exchange from January 1, 2009 through December 31, 2010.

Year Ended December 31, 2010	High	Low
First Quarter	$0.26	$0.17
Second Quarter	$0.19	$0.08
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.12	$0.08

Year Ended December 31, 2009
First Quarter	$0.40	$0.13
Second Quarter	$0.29	$0.15
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.24	$0.12

Holders of Common Stock

As of March 31, 2011, there were approximately 25 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  On March 31, 2011, the closing price of our common stock was $0.07 and there were 87,341,709 shares of our common stock issued and outstanding.

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

In December 2006, we began issuing stock options to employees, consultants, and directors.  The stock options issued generally vest over a period of one to four years and have a maximum contractual term of ten years.  In January 2007, we began issuing restricted stock awards to our employees.  Restricted stock awards generally vest over a period of six months to five years after the date of grant.  Prior to vesting, restricted stock awards do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock awards are not considered issued and outstanding.  Shares of common stock are issued on the date the restricted stock awards vest.

As of December 31, 2010, we had granted options to purchase 6,110,000 shares of Common Stock since the inception of the Incentive Plan, of which 4,356,000 were outstanding at a weighted average exercise price of $1.12 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 95,038 were outstanding.  As of December 31, 2010, there were 6,600,680 shares that remained available for future grant under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	4,356,000	$1.12	6,600,680

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	4,356,000	$1.12	6,600,680

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to penetration rates, the uncertainties associated with research and development activities, clinical trials, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to raise additional financing to sustain our operations, our ability to maintain our listing on the NYSE Amex, and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish the foundation for a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral-transmucosal technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our patented Nanoflex® and OraDiscTM drug delivery technologies.  Altrazeal®, the first product developed from our Nanoflex® technology, was launched in the United States in June 2008.

Recent Developments

On March 7, 2011, we received a letter from NYSE Amex LLC (the “Exchange”) advising that we are not in compliance with a certain condition of the Exchange’s continued listing standards under Section 1003 of the Exchange’s Company Guide (the “Company Guide”).  In the letter, the Exchange stated that it is concerned that our common stock, as a result of its low selling price, may not be suitable for auction market trading.  Therefore, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on effecting a reverse stock split of its common stock by no later than June 7, 2011.  As a result of the foregoing, we have become subject to the procedures and requirements of Section 1009 of the Company Guide.  We intend to attempt to satisfy the Exchange’s continued listing standards by presenting a proposal and resolution to be voted on by our shareholders, to effect a reverse stock split of our common stock, at our next annual meeting of shareholders, which we intend to hold no later than June 1, 2011.  There can be no assurance that our shareholders will approve the proposed reverse stock split or that, if effected, the reverse stock split will allow us to continue to maintain our listing on the Exchange.

On January 19, 2011; we announced the signing of a Binding Letter of Intent (“Agreement”) with Exciton Technologies Inc. (“Exciton”) to develop and market a product that will combine Altrazeal® with Exciton’s proprietary exSALT™ Antimicrobial Technology.  Under the terms of the agreement we will be granted a worldwide license, excluding China, to market the Altrazeal® exSALT™ product.  Exciton will be responsible for conducting the necessary product testing, filing a 510(k) application with the FDA and interacting with the FDA to secure product approval. We will be responsible for product approval in International markets including gaining CE Mark approval.  The Company will pay Exciton to prepare and prosecute the 510(k) application, milestone payments on the attainment of sales targets and a royalty based on product sales.  The parties have agreed to negotiate a final agreement that will supersede the Binding Letter of Intent.

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January Offering”):

▪	5,000,000 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 1,750,000 shares of our common stock (the “Warrants”).

The Warrants have an initial exercise price of $0.102 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016.

On January 6, 2011, we closed the January Offering and received aggregate net proceeds of approximately $410,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent pursuant to an engagement letter dated November 9, 2009, received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the January Offering) of our common stock at an exercise price of $0.128 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

The offering and sale of the above shares and warrants was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on January 5, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide partial funding for operations.  As of December 31, 2010 our cash and cash equivalents were $641,441 which is a decrease of $1,292,736 as compared to our cash and cash equivalents at December 31, 2009 of $1,934,177.  Our working capital (current assets less current liabilities) was $976,668 at December 31, 2010 as compared to our working capital at December 31, 2009 of $2,615,079.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2010	2009
Operating activities	$(2,700,716)	$(6,888,084)
Investing activities	550,000	(7,027)
Financing activities	857,980	1,261,700
Net decrease in cash and cash equivalents	$(1,292,736)	$(5,633,411)

Operating Activities

For the year ended December 31, 2010, net cash used in operating activities was $2,700,716.  The principal components of net cash used for the year ended December 31, 2010 was our net loss of approximately $5,035,000.  Our net loss for the year ended December 31, 2010 included a loss of $858,000 from the sale of intangible assets related to the Zindaclin® product and substantial non-cash charges of $1,567,000 in the form of share-based compensation, amortization of patents, and depreciation.  Additional uses of our net cash included a decrease of $750,000 in deferred revenue as we recognized unamortized licensing fees from the termination of the licensing and supply agreement with Meldex International.

The aforementioned net cash used for the year ended December 31, 2010 was partially offset by an increase in accounts payable of $141,000 due to timing of vendor payments, an increase in accrued liabilities of $21,000, a decrease in prepaid expenses of $168,000 due to expense amortization, a decrease in accounts receivable of $136,000 due to collection activities, and a decrease in inventory of $191,000 due to product sales and inventory valuation.

For the year ended December 31, 2009, net cash used in operating activities was $6,888,084.  The principal component of net cash used for the year ended December 31, 2009 stems from our net loss of approximately $9,226,000.  This net loss for the year ended December 31, 2009 included substantial non-cash charges in the form of share-based compensation, amortization of patents, depreciation, and the intangible asset impairment loss.  These non-cash charges totaled approximately $3,599,000.  Additional uses of our net cash included a decrease of $824,000 in accounts payable due to timing of vendor payments, a decrease of $433,000 in accrued liabilities for employee benefits and incentives, the amortization of deferred revenues of $109,000, an increase of $23,000 in accounts receivable, and a decrease of $30,000 in our royalty advance for Aphthasol® due to sales by our distributor.  These uses of net cash were partially offset by a decrease of $85,000 in prepaid expenses due to expense amortization, and a decrease of $71,000 in inventory due to Altrazeal® product sales.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2010 was $550,000 and relates to the proceeds received in June, September, and November 2010 from the divestiture of our Zindaclin® intangible assets.  The Company expects to receive additional payments from the divestiture of Zindaclin® of $250,000 in June 2011, and $250,000 in June 2012.

Net cash used in investing activities for the year ended December 31, 2009 was $7,027.  The investing activities include approximately $1,018,000 in notes receivable associated with the loan to York Pharma in April 2009, the subsequent collection of the York loan in July 2009, and $14,000 associated with the purchase of Altrazeal® manufacturing equipment.  The uses of net cash were partially offset by $7,000 of proceeds from the sale of laboratory equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2010 was $857,980 from the net proceeds of our sale of common stock in February 2010.

Net cash provided by financing activities during the year ended December 31, 2009 was $1,261,700 from the net proceeds of our sale of common stock in November 2009.

Liquidity

In July 2009, the Company restructured its operations in efforts to reduce operating expenses, optimize operations, and to conserve the necessary cash to further the Company’s business plan.  These conservation efforts were in place during 2010 and will continue to be in effect as part of the Company’s strategic plan for 2011.  Currently, a core management group is being supplemented by a small selection of external consultants to support the Company’s primary business activities. Selling efforts for Altrazeal® are continuing with our own sales force and a network of independent sales representatives throughout the country.

On November 11, 2009, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors the following securities (the “November Offering”):

▪	10,714,467 shares of our common stock, par value $0.001 per share; and
▪
Warrants to purchase up to 5,357,233 shares of our common stock with an initial exercise price of $0.19 per share, and may be exercised at any time and from time to time on or after May 15, 2010 through and including May 15, 2015.

On November 16, 2009, we closed the November Offering and received aggregate net proceeds of approximately $1.26 million, after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the aforementioned warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $105,002 (equal to 7% of the aggregate gross proceeds of the November Offering) as well as compensation warrants to purchase up to an aggregate of 535,723 shares (equal to 5% of the aggregate number of shares sold in the November Offering) of our common stock at an exercise price of $0.238 per share (equal to 125% of the then public offering price per share).  Such compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share (the “February Offering”).  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $858,000, after deducting placement fees and offering expenses payable by us.

Rodman & Renshaw, LLC, acting as our exclusive placement agent, received a placement fee of $70,000 (equal to 7% of the aggregate gross proceeds of the February Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the February Offering) of our common stock at an exercise price of $0.25 per share (equal to 125% of the then public offering price per share).  Such compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January Offering”):

▪	5,000,000 shares of our common stock, par value $0.001 per share; and
▪
Warrants to purchase up to 1,750,000 shares of our common stock (the “Warrants”). The Warrants have an initial exercise price of $0.102 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016

On January 6, 2011, we closed the January Offering and received aggregate net proceeds of approximately $410,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent pursuant to an engagement letter dated November 9, 2009, received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the January Offering) of our common stock at an exercise price of $0.128 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

The Company continues to seek strategic relationships whereby the Company can more effectively maximize the revenue potential of Altrazeal®, future product candidates, as well as continuing, with the assistance of an investment bank, to explore future fundraising using the Company’s effective shelf registration statement on Form S-3, or through the sale of non-core assets.

The Company filed a Form S-3 shelf registration statement in July 2009 where we may from time to time sell an indeterminate number of shares of common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25 million.  The registration statement was declared effective by the Securities and Exchange Commission on July 23, 2009 (File No. 333-160568).

Management initially utilized this shelf registration statement in connection with the November Offering in November 2009 by completing a registered direct offering of 10,714,467 shares of the Company’s common stock and warrants to purchase up to 5,357,233 shares of the Company’s common stock for aggregate gross proceeds of $1.5 million ($1.3 million approximate net proceeds to the Company).  The February Offering in February 2010 constituted the Company’s second registered direct offering.  In the February Offering, the Company sold 5,000,000 shares of its common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to the Company).  The January Offering in January 2011 constituted the Company’s third registered direct offering.  In the January Offering, the Company sold 5,000,000 shares of its common stock and warrants to purchase up to 1,750,000 shares of its common stock for aggregate gross proceeds of $0.5 million ($0.4 million approximate net proceeds to the Company).  As of March 1, 2011 approximately $22.0 million remains available under the Company’s 2009 shelf registration statement.

As of March 1, 2011, we had cash and cash equivalents of approximately $688,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2011 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on the proceeds from the January Offering, our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements into the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during 2011.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2011, and as a result, there is substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2010, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, and separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$296,843	$122,683	$164,490	$9,670	$	---
Separation agreements	614,631	289,631	300,000	25,000		---
Total contractual cash obligations	$911,474	$412,314	$464,490	$34,670	$	---

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements.

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

Comparison of the year ended December 31, 2010 and 2009

Total Revenues

Our revenues totaled $1,557,357 for the year ended December 31, 2010, as compared to revenues of $667,949 for the year ended December 31, 2009, and were comprised of licensing fees of approximately $100,000 for a Zindaclin® milestone, $990,000 for two OraDisc™ licensing agreements that included $751,000 in recognition of unamortized licensing fees from the termination of the licensing and supply agreement with Meldex International, $10,000 for an Altrazeal® licensing agreement, domestic royalties of approximately $72,000 from sales of Aphthasol® by our distributor, foreign royalties of approximately $86,000 from sales of Zindaclin®, and product sales of approximately $161,000 for Altrazeal® and $138,000 for Aphthasol®.

The year ended December 31, 2010 revenues represent an overall increase of approximately $889,000 versus the comparative 2009 revenues, due primarily to an increase of $903,000 in OraDisc™ licensing fees, an increase of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during 2009, and an increase of $10,000 in Altrazeal® licensing fees.  These increases were partially offset by decreases in Zindaclin® royalty and licensing fees of $87,000 due to our divestiture of this product in June 2010, a decrease in sponsored research of $38,000, a decrease of $20,000 in Altrazeal® product sales, and a decrease of $17,000 in Aphthasol® royalties.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2010 was $153,470 and consisted of $123,122 in costs associated with Aphthasol® and $30,348 in costs associated with Altrazeal®.  Cost of goods sold for the year ended December 31, 2009 was $35,073 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $1,258,060 for the year ended December 31, 2010, which included $136,451 of share-based compensation, compared to $2,250,153 for the year ended December 31, 2009, which included $320,239 of share-based compensation.  The decrease of approximately $992,000 in research and development expenses was due primarily to decreases in direct research costs of $73,000, scientific personnel costs of $561,000, clinical testing expenses for our wound care technologies of $163,000, and regulatory consulting of $195,000.

The direct research and development expenses for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
Technology	2010	2009
Wound care & Nanoflex®	$168,709	$63,413
OraDisc™	9,188	187,591
Aphthasol® & other technologies	52,209	52,416
Total	$230,106	$303,420

Selling, General and Administrative

Selling, general and administrative expenses totaled $3,119,881 for the year ended December 31, 2010, which included $229,673 of share-based compensation, compared to $5,665,559 for the year ended December 31, 2009, which included $1,295,107 in share-based compensation.  The decrease of approximately $2,546,000 in selling, general and administrative expenses reflects the Company’s restructured business plan which contributed to reduced costs associated with our sales and marketing efforts of $1,182,000 due to lower head count and marketing expenses, a decrease of $1,167,000 in administrative compensation, a decrease of $329,000 in legal fees as 2009 included expenses related to the proposed York Pharma acquisition, lower consulting fees of $113,000, decreased legal fees related to our patents of $62,000, a decrease of $19,000 in insurance costs, and lower travel expenses of $38,000.

These expense decreases were partially offset by an increase in director fees of $223,000, increased investor relation expenses of $73,000, a commission of $30,000 related to the Aiqilin licensing agreement, additional costs of $14,000 for shareholder related expenses, higher accounting fees of $16,000 related to the audit fees for 2009, and an increase of $8,000 in administrative operating costs.

The net decrease in administrative compensation of $1,167,000 includes savings in direct compensation expense of $249,000 due to lower head count and lower share-based compensation expense of $918,000 as 2009 included the impact of certain vesting accelerations of stock options and restricted stock pursuant to the separation agreement with our former chief executive officer.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled $905,706 for the year ended December 31, 2010 as compared to $1,065,300 for the year ended December 31, 2009.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $160,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no purchases of patents during the year ended December 31, 2010.

Depreciation

Depreciation expense totaled $256,073 for the year ended December 31, 2010 as compared to $186,690 for the year ended December 31, 2009.  The increase of approximately $69,000 is attributable to our purchase of additional equipment during 2009 and placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $9,930 for the year ended December 31, 2010, as compared to $42,571 for the year ended December 31, 2009.  The decrease of approximately $33,000 is attributable to a decrease in interest income due to lower cash balances and interest yields in 2010.

Interest Expense

Interest expense totaled $50,851 for the year ended December 31, 2010 as compared to $14,619 for the year ended December 31, 2009.  Interest expense is comprised of financing costs for our insurance policies and interest costs related to regulatory fees.  The increase of approximately $36,000 is attributable to interest costs related to regulatory fees.

Impairment of Intangible Assets

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2010.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.  We performed a similar evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2009.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value except for the valuation of the patent associated with our Zindaclin® technology.  We recognized an impairment charge of $716,633 for the year ended December 31, 2009.

Loss on Sale of Intangible Assets

Loss on sale of intangible assets totaled $857,839 for the year ended December 31, 2010 and consisted of the divestiture of our Zindaclin® intangible assets.  There was no intangible asset divestiture for the year ended December 31, 2009.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2010 and 2009, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2010, we utilized Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as our banking institutions.  At December 31, 2010 and December 31, 2009 our cash and cash equivalents totaled $641,441 and $1,934,177, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2010 and at December 31, 2009.  As of December 31, 2010, three customers exceeded the 5% threshold, each customer with 56%, 19%, and 6%, respectively.  Three customers exceeded the 5% threshold at December 31, 2009, each customer with 67%, 11%, and 10%, respectively.  We believe that the customer accounts are fully collectible as of December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010 our internal control over financial reporting is effective based on those criteria.

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

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2011 Annual Meeting of Stockholders to be held on May 30, 2011 (our “2011 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert serving on the Audit Committee, will be set forth in the Audit Committee segment of our 2011 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees”.

Corporate Governance

Information concerning certain corporate governance matters will appear in our 2011 Proxy Statement under “Corporate Governance Matters”, “Meetings of the Board and Certain Committees”, “Compensation Committee Discussion on Executive Compensation”, and “Report of the Audit Committee”.  These portions will be contained in our 2011 Proxy Statement and are incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth in the “Section 16(a) Beneficial Ownership Reporting Compliance” segment of our 2011 Proxy Statement and is incorporated herein by reference.

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

The information concerning executive compensation for the Company required under this Item will be contained in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item will be contained in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item will be contained in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item will be contained in our 2011 Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	50
		Consolidated Balance Sheets as of December 31, 2010 and 2009	51
		Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	52
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009	53
		Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	54
		Notes to Consolidated Financial Statements	55

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 31, 2011	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: March 31, 2011	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ William W. Crouse
William W. Crouse, Director

Date: March 31, 2011	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 31, 2011	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 31, 2011	/s/ Jeffrey A. Stone
Jeffrey A. Stone, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt.  The Company’s ability to consummate such transactions is uncertain.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 31, 2011

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$641,441	$1,934,177
Accounts receivable, net	74,466	218,256
Other receivable, current portion	246,430	---
Inventory	818,304	1,008,998
Prepaid expenses and deferred charges	215,624	383,419
Total Current Assets	1,996,265	3,544,850

Property, Equipment and Leasehold Improvements, net	1,375,484	1,631,557

Other Assets
Intangible assets, net	5,391,567	8,183,146
Other receivable, net of current portion	239,128	---
Deposits	18,069	20,819
Total Other Assets	5,648,764	8,203,965

TOTAL ASSETS	$9,020,513	$13,380,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$758,578	$617,443
Accrued liabilities	236,486	215,431
Deferred revenue, current portion	24,533	96,897
Total Current Liabilities	1,019,597	929,771

Long Term Liabilities
Deferred revenue, net of current portion	594,653	1,272,843

TOTAL LIABILITIES	1,614,250	2,202,614

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock – $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
82,117,230 and 76,813,886 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	82,117	76,814
Additional paid-in capital	48,181,294	46,923,499
Accumulated (deficit)	(40,857,148)	(35,822,555)
TOTAL STOCKHOLDERS’ EQUITY	7,406,263	11,177,758

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,020,513	$13,380,372

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
REVENUES
License fees	$1,099,554	$193,290
Royalty income	158,464	255,738
Product sales, net	299,339	180,731
Other	---	38,190
Total Revenues	1,557,357	667,949

COSTS AND EXPENSES
Cost of goods sold	153,470	35,073
Research and development	1,258,060	2,250,153
Selling, general and administrative	3,119,881	5,665,559
Amortization of intangible assets	905,706	1,065,390
Depreciation	256,073	186,690
Total Costs and Expenses	5,693,190	9,202,865

OPERATING (LOSS)	(4,135,833)	(8,534,916)

Other Income (Expense)
Interest and miscellaneous income	9,930	42,571
Interest expense	(50,851)	(14,619)
Impairment of intangible assets	---	(716,633)
Loss on sale of intangible assets	(857,839)	---
Loss on sale of equipment	---	(2,121)
(LOSS) BEFORE INCOME TAXES	(5,034,593)	(9,225,718)

Income taxes	---	---
NET (LOSS)	$(5,034,593)	$(9,225,718)

Basic and diluted net (loss) per common share	$(0.06)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	81,540,495	67,168,941

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2010 and 2009
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity (Deficit)

Balance as of December 31, 2008	65,509,481	$65,510	$44,057,757	$(26,596,837)	$17,526,430

Issuance of common stock and warrants in a private placement, net of fund raising costs ($279,919)	10,714,467	10,714	1,250,986	---	1,261,700

Issuance of common stock – vesting of restricted stock	589,938	590	(590)	---	---

Share-based compensation of employees	---	---	1,521,084	---	1,521,084
Share-based compensation of non-employees	---	---	94,262	---	94,262

Net (loss) for the year	---	---	---	(9,225,718)	(9,225,718)
Balance as of December 31, 2009	76,813,886	$76,814	$46,923,499	$(35,822,555)	$11,177,758

Issuance of common stock in a private placement, net of fund raising costs ($142,020)	5,000,000	5,000	852,980	---	857,980

Issuance of common stock – vesting of restricted stock	303,344	303	(303)	---	---

Share-based compensation of employees	---	---	267,416	---	267,416
Share-based compensation of non-employees	---	---	98,708	---	98,708

Warrants issued for services	---	---	38,994	---	38,994

Net (loss) for the year	---	---	---	(5,034,593)	(5,034,593)

Balance as of December 31, 2010	82,117,230	$82,117	$48,181,294	$(40,857,148)	$7,406,263

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
OPERATING ACTIVITIES :
Net (loss)	$(5,034,593)	$(9,225,718)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets	905,706	1,065,390
Depreciation	256,073	201,390
Share-based compensation for stock and options issued to employees	267,416	1,521,084
Share-based compensation for options issued to non-employees	98,708	94,262
Warrants issued for services	38,994	---
Impairment of intangible assets	---	716,633
Loss on sale of intangible assets	857,839	---
Loss on sale of equipment	---	2,120

Change in operating assets and liabilities:
Accounts receivable	143,790	(22,694)
Other receivable	(7,524)	---
Inventory	190,694	71,268
Prepaid expenses and deferred charges	167,795	85,206
Deposits	2,750	---
Accounts payable	141,135	(824,543)
Accrued liabilities	21,055	(433,115)
Deferred revenue	(750,554)	(108,950)
Royalty advance	---	(30,417)
Total	2,333,877	2,337,634

Net Cash (Used in) Operating Activities	(2,700,716)	(6,888,084)

INVESTING ACTIVITIES :
Purchase of property and equipment	---	(14,177)
Investment in notes receivable	---	(1,018,219)
Proceeds from notes receivable	---	1,018,219
Proceeds from sale of intangible assets	550,000	---
Proceeds from sale of equipment	---	7,150
Net Cash Provided by (Used in) Investing Activities	550,000	(7,027)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	---	1,261,700
Proceeds from sale of common stock, net	857,980	---
Net Cash Provided by Financing Activities	857,980	1,261,700

Net (Decrease) in Cash	(1,292,736)	(5,633,411)

Cash, beginning of period	1,934,177	7,567,588
Cash, end of period	$641,441	$1,934,177

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$3,495	$3,138

Non-cash investing and financing activities:
Sale of intangible assets included in Other receivable	$478,034

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”) and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Both companies have a December 31 fiscal year end.

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

Liquidity and Going Concern

The Company currently believes its existing liquidity, the proceeds from the January Offering, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, will be sufficient to meet our working capital and capital expenditure requirements into the third quarter of 2011.  The Company is unable to assert that its liquidity will be sufficient to fund operations beyond the third quarter of 2011, and as a result, there is substantial doubt about the Company’s ability to continue as a going concern beyond the third quarter of 2011.  These consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  The Company may not be able to raise sufficient capital on acceptable terms, or at all, to continue operations and may not be able to execute any strategic transaction.

The Company’s liquidity, and its ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the market price of the Company’s stock and the availability and cost of additional equity capital from existing and potential new investors;

•	the Company’s ability to retain the listing of its common stock on the NYSE Amex;

•	general economic and industry conditions affecting the availability and cost of capital;

•	the Company’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of the Company’s existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to the Company’s stockholders.  If the Company raises additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of the Company’s capital stock and could contain covenants that would restrict the Company’s operations.  The Company also cannot predict what consideration might be available, if any, to the Company or its stockholders, in connection with any strategic transaction.  Should strategic alternatives or additional capital not be available to the Company in the near term, or not be available on acceptable terms, the Company may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause the Company to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company estimates the collectability of our trade accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $314 and nil, respectively.  For the years ended December 31, 2010 and 2009 the accounts written off as uncollectible was $471 and nil, respectively.

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

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2010 and 2009.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2010, we utilized Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as our banking institutions.  At December 31, 2010 and December 31, 2009 our cash and cash equivalents totaled $641,441 and $1,934,177, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2010 and at December 31, 2009.  As of December 31, 2010, three customers exceeded the 5% threshold, each customer with 56%, 19%, and 6%, respectively.  Three customers exceeded the 5% threshold at December 31, 2009, each customer with 67%, 11%, and 10%, respectively.  We believe that the customer accounts are fully collectible as of December 31, 2010.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring or non-recurring basis as a result of adopting ASC Topic 820.  There were no financial assets or liabilities measured at fair value, with the exception of cash, accounts receivable, accounts payable, and accrued liabilities as of December 31, 2010 and 2009.  The fair values of these financial instruments approximate their carrying amounts.

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

We determined that all embedded items associated with financial instruments during 2010 and 2009 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2010 and 2009, we did not have any derivative instruments.

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

Our revenues are currently derived primarily from one licensee for domestic activities, three licensees for international activities, and our sales force for the domestic sales of Altrazeal®.

Revenues per geographic area for the year ended December 31 are summarized as follows:

Revenues	2010	%	2009	%
Domestic	$371,265	24%	$275,323	41%
International	1,186,092	76%	392,626	59%
Total	$1,557,357	100%	$667,949	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues for the year ended December 31 are represented on the following table:

Customers	Product	2010	2009
Meldex International	OraDisc™ B	63%	12%
Discus Dental, Inc.	Aphthasol®	14%	13%
ProStrakan, Ltd.	Zindaclin®	12%	41%
Total		89%	66%

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $300,000 occurred in June 2010, $125,000 occurred in September 2010, $125,000 occurred in November 2010, $250,000 will occur in June 2011, and $250,000 will occur in June 2012.  The receipt of the full purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at December 31, 2010:

Payment obligation due:	Gross Receivable	Imputed Interest	Net Receivable
2011	$250,000	$3,570	$246,430
2012	250,000	10,872	239,128
Total	$500,000	$14,442	$485,558

NOTE 6.	INVENTORY

As of December 31, 2010, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventory consisted of the following at December 31:

Inventory	2010	2009
Finished goods	$450,820	$521,768
Work-in-progress	296,485	375,228
Raw materials	70,999	112,002
Total	$818,304	$1,008,998

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2010	2009
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(772,936)	(516,863)
Property, equipment and leasehold improvements, net	$1,375,484	$1,631,557

Depreciation expense on property, equipment, and leasehold improvements was $256,073 for the year ended December 31, 2010 and $201,390, of which $14,700 was included in cost of goods sold, for the year ended December 31, 2009.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2010		2009
Patent - Zindaclin®	$	---	$3,729,000
Patent - Amlexanox (Aphthasol®)		2,090,000	2,090,000
Patent - Amlexanox (OraDisc™ A)		6,873,080	6,873,080
Patent - OraDisc™		73,000	73,000
Patent - Hydrogel nanoparticle aggregate		589,858	589,858
		9,625,938	13,354,938
Less: accumulated amortization		(4,234,371)	(4,455,159)
Less: impairment charge		---	(716,633)
Intangible assets, net		$5,391,567	$8,183,146

On June 25, 2010, the Company entered into an acquisition and license agreement for the divestiture of our Zindaclin® intangible asset.  In connection with the divestiture of Zindaclin®, we recognized a loss of $857,839 for the year ended December 31, 2010.  Refer to Footnote 5 for more detailed disclosure.

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2010.  Based upon recent market conditions, and a lack of comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which the Company considers level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $905,706 and $1,065,390 for the years ended December 31, 2010 and 2009, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2010, is as follows:

Calendar Years	Future Amortization Expense
2011	$769,132
2012	476,450
2013	475,148
2014	475,148
2015	475,148
2016 & Beyond	2,720,541
Total	$5,391,567

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2010	2009
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	48,078	56,837
Accrued insurance payable	74,603	52,295
Product rebates/returns	282	---
Other	7,224	---
Total accrued liabilities	$236,486	$215,431

NOTE 10.	EQUITY TRANSACTIONS

On February 2, 2010, we entered into a Securities Purchase Agreement with several institutional investors whereby we agreed to sell and issue to those investors 5,000,000 shares of our common stock, par value $0.001 per share (the “February Offering”).  On February 5, 2010, we closed the February Offering and received aggregate net proceeds of approximately $858,000, after deducting placement fees and offering expenses payable by us.

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

NOTE 11.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2010, the Company had 82,117,230 shares of common stock issued and outstanding.  The Company issued 5,303,344 shares of common stock for the year ended December 31, 2010 comprised of 303,344 shares of common stock for the vesting of certain restricted stock awards and 5,000,000 shares of common stock for the equity raise completed on February 5, 2010.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2010 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2008	2,795,000	$1.07

Warrants issued	5,892,956	0.19
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2009	8,687,956	$0.48

Warrants issued	850,000	0.14
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2010	9,537,956	$0.45

Of the warrant shares subject to exercise as of December 31, 2010, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	785,723
May 15, 2015	5,357,233
December 1, 2015	600,000
Total	9,537,956

For the year ended December 31, 2010, the Company issued warrants to purchase up to an aggregate of 850,000 shares of our common stock which consisted (i) of a warrant issued to Rodman & Renshaw, as compensation for acting as our exclusive placement agent in the February Offering, to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.25 per share and (ii) of warrants issued to two consultants, as compensation for their services, to purchase up to an aggregate of 600,000 shares of our common stock at an exercise price of $0.09 per share.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2010	2009
Antidilutive warrants to purchase common stock	9,537,956	8,687,956
Antidilutive options to purchase common stock	4,356,000	3,306,000
Restricted vesting common stock	95,038	405,882
Total	13,988,994	12,399,838

NOTE 13.	SHARE BASED COMPENSATION

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

	2010	2009
Incentive Stock Options
Expected volatility (1)	86.5%	---
Risk-fee interest rate % (2)	2.27%	---
Expected term (in years)	6.0	---
Dividend yield (3)	0.0%	---

Nonstatutory Stock Options
Expected volatility (1)	86.9%	73.7%
Risk-fee interest rate % (2)	2.50%	1.79%
Expected term (in years)	7.2	3.0
Dividend yield (3)	0.0%	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2010	2009
Incentive Stock Options
Quantity	100,000	---
Weighted average fair value per share	$0.12	---
Fair value	$11,819	---

Nonstatutory Stock Options
Quantity	1,800,000	75,000
Weighted average fair value per share	$0.13	$0.14
Fair value	$229,711	$10,672

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2010	2009
Research and development	$103,701	$244,367
Selling, general and administrative	176,654	1,047,581
Total share-based compensation expense	$280,355	$1,291,948

At December 31, 2010, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $253,891.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2010 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2008	3,706,000	$2.37
Granted	75,000	0.29
Forfeited/cancelled	(475,000)	2.25
Exercised	---	---
Outstanding as of December 31, 2009	3,306,000	2.34
Granted	1,900,000	0.16
Forfeited/cancelled	(850,000)	3.73
Exercised	---	---
Outstanding as of December 31, 2010	4,356,000	$1.12

The following table presents the stock option grants outstanding and exercisable as of December 31, 2010:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
2,740,000	$0.39	7.9	1,471,250	$0.59
565,000	1.58	6.5	565,000	1.58
881,000	2.44	3.7	772,980	2.46
170,000	4.40	6.2	170,000	4.40
4,356,000	$1.12	6.8	2,979,230	$1.48

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

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2010	2009
Research and development	$32,750	$75,872
Selling, general and administrative	53,019	247,526
Total share-based compensation expense	$85,769	$323,398

At December 31, 2010, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $39,990. The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately two years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of December 31, 2010 and the changes therein during the two years then ended:
	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	154,918	$2.70
Granted	871,530	0.19
Forfeited/cancelled	(30,628)	0.26
Exercised/issued	(589,938)	0.62
Outstanding as of December 31, 2009	405,882	$0.51
Granted	---	---
Forfeited/cancelled	(7,500)	0.85
Exercised/issued	(303,344)	0.37
Outstanding as of December 31, 2010	95,038	$0.95

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, and on June 15, 2010, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 4 million shares, 3 million shares, and 3 million shares, respectively.

In December 2006, we began issuing stock options to employees, consultants, and directors.  The stock options issued generally vest over a period of one to four years and have a maximum contractual term of ten years.  In January 2007, we began issuing restricted stock awards to our employees.  Restricted stock awards generally vest over a period of six months to five years after the date of grant.  Prior to vesting, restricted stock awards do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock awards are not considered issued and outstanding.  Shares of common stock are issued on the date the restricted stock awards vest.

As of December 31, 2010, we had granted options to purchase 6,110,000 shares of Common Stock since the inception of the Incentive Plan, of which 4,356,000 were outstanding at a weighted average exercise price of $1.12 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 95,038 were outstanding.  As of December 31, 2010, there were 6,600,680 shares that remained available for future grant under our Incentive Plan.

NOTE 14.	EMPLOYMENT BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  The Company’s contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  The Company contributed $41,359 and $79,739 to the 401(k) Plan during the years ended December 31, 2010 and 2009, respectively.

NOTE 15.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2010, of $14,655,516 were reduced to zero, after considering the valuation allowance of $14,655,516, since there is no assurance of future taxable income.  As of December 31, 2010 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $38,938,172 and $443,785, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
Total	$38,938,172		$443,785

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

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	2010		2009
Deferred tax assets:
Net operating loss carryforwards		$13,962,815		$12,173,632
Intangible assets		318,809		504,401
Other		443,994		402,689
Total gross deferred tax assets		14,725,618		13,080,722

Deferred tax liabilities:
Property and equipment		70,102		95,451
Total gross deferred tax liabilities		70,102		95,451

Net total of deferred assets and liabilities		14,655,516		12,985,271
Valuation allowance		(14,655,516)		(12,985,271)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,670,245 and $2,798,244 in 2010 and 2009, respectively.

The following a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2010		2009
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,922,141)	$	(2,952,367)

Permanent differences		132,387		540,951
Research tax credits		(41,096)		(81,940)
Amortization of deferred start up costs		---		---
Valuation allowance		1,830,850		2,493,356
Income tax expense	$	---	$	---

Effective January 1, 2007, the Company adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  ASC Topic 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC Topic 740.

The Company files income tax returns in the U.S. federal and state of Texas jurisdictions.  The Company is no longer subject to tax examinations for years before 2007.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  The Company’s policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2010 and 2009.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease currently requires a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, that continues through April 1, 2011 and at such time increases to $9,776, which is inclusive of monthly operating expenses, for the duration of the lease.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments are as follows as of December 31, 2010:

Calendar Years	Future Lease Expense
2011	$122,683
2012	126,236
2013	38,254
2014	8,926
2015	744
Total	$296,843

Rent expense for our operating leases amounted to $118,562 and $108,556 for the years ended December 31, 2010 and 2009, respectively.

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

Employment Agreements

As of December 31, 2010, the Company is party to employment agreements with its Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreements

As of December 31, 2010, the Company continues to be a party to a separation agreement with Renaat Van den Hooff, the Company’s former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement the Company provides or has provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 300,000 shares of the Company’s common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $0.14 (the closing price of the Company’s common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 the Company is required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of December 31, 2010, the Company continues to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as the Company’s Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, the Company provides or has provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company has and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 the Company is required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2010, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2010 and 2009. The Company has derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$235,230	$231,634	$61,617	$1,028,876
Costs and expenses	1,529,861	1,591,857	1,253,929	1,317,543
Operating (loss)	(1,294,631)	(1,360,223)	(1,192,312)	(288,667)
Other income (expense)	(7,867)	(865,745)	(15,810)	(9,338)
Net (loss)	$(1,302,498)	$(2,225,968)	$(1,208,122)	$(298,005)

Basic and diluted net (loss) per common share	$(0.02)	$(0.03)	$(0.01)	$(0.00)

2009
Revenues	$168,729	$136,094	$130,234	$232,892
Costs and expenses	3,304,952	3,015,058	1,683,714	1,199,141
Operating (loss)	(3,136,223)	(2,878,964)	(1,553,480)	(966,249)
Other income (expense)	14,554	18,945	4,750	(729,051)
Net (loss)	$(3,121,669)	$(2,860,019)	$(1,548,730)	$(1,695,300)

Basic and diluted net (loss) per common share	$(0.05)	$(0.04)	$(0.02)	$(0.02)

NOTE 19.	SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission.

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January Offering”):

▪	5,000,000 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 1,750,000 shares of our common stock (the “Warrants”).

The Warrants have an initial exercise price of $0.102 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016.

On January 6, 2011, we closed the January Offering and received aggregate net proceeds of approximately $410,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC, acting as our exclusive placement agent pursuant to an engagement letter dated November 9, 2009, received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the January Offering) of our common stock at an exercise price of $0.128 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Institutions Regulatory Authority.

The offering and sale of the above shares and warrants was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on January 5, 2011.

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007 (8)
3.2		Amended and Restated Bylaws dated December 5, 2008 (10)
10.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.2		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.6		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.7		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.8		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.11		Warrant to Purchase Common Stock of Uluru Inc. issued to Prenox, LLC, dated August 30, 2006. (4)
10.12		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.13	*	Uluru Inc. 2006 Equity Incentive Plan (2)
10.14		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.15		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.16		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.17		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.18	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.19		License and Supply Agreement dated February 6, 2007 by and between DexoBiopharm LTD and ULURU Inc. (7)
10.20	*	Employment Agreement dated September 25, 2007 by and between ULURU Delaware Inc. and Renaat Van den Hooff. (9)
10.21		License and Supply Agreement dated November 17, 2008 by and between Meda AB and ULURU Inc. (11)
10.22	*	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray. (12)
10.23		Note Purchase Agreement dated March 31, 2009 by and between ULURU Inc. and York Pharma, plc. (12)
10.24		Indemnification Agreements dated July 10, 2009 by and between ULURU Inc. and its current directors. (13)
10.25		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Renaat Van den Hooff. (14)
10.26		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (14)
10.27		Forbearance Agreement dated July 22, 2009 by and between ULURU Inc. and York Pharma, plc. (15)
10.28		Engagement letter dated November 9, 2009 by and between ULURU Inc. and Rodman & Renshaw, LLC (16)
10.29		Securities and Purchase Agreement dated November 11, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (16)
10.30		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (16)
10.31		Securities and Purchase Agreement dated February 2, 2010 by and between ULURU Inc. and the purchasers’ party thereto. (17)
10.32	*	Separation Agreement dated June 4, 2010 by and between ULURU Inc. and Renaat Van den Hooff. (18)
10.33		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (18)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006.
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007.
(7)		Incorporated by reference to the Company’s Form 10-QSB filed on May 15, 2007.
(8)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(9)		Incorporated by reference to the Company’s Form 10-QSB filed on November 13, 2007.
(10)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(11)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(12)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009.
(13)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(14)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(15)		Incorporated by reference to the Company’s Form 8-K filed on July 27, 2009.
(16)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(17)		Incorporated by reference to the Company’s Form 8-K filed on February 3, 2010.
(18)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.