Form 10-Q
period 2011-03-31
ULURU INC.
filed 2011-05-16
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2011

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

As of May 16, 2011, there were 87,341,709 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$329,071	$641,441
Accounts receivable, net	36,534	74,466
Other receivable, current portion	248,260	246,430
Inventory	832,246	818,304
Prepaid expenses and deferred charges	154,650	215,624
Total Current Assets	1,600,761	1,996,265

Property, Equipment and Leasehold Improvements, net	1,298,625	1,375,484

Other Assets
Intangible assets, net	5,189,599	5,391,567
Other receivable, net of current portion	240,903	239,128
Deposits	18,069	18,069
Total Other Assets	5,448,571	5,648,764

TOTAL ASSETS	$8,347,957	$9,020,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$827,529	$758,578
Accrued liabilities	190,301	236,486
Deferred revenue, current portion	24,533	24,533
Total Current Liabilities	1,042,363	1,019,597

Long Term Liabilities
Deferred revenue, net of current portion	588,604	594,653

TOTAL LIABILITIES	1,630,967	1,614,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
87,341,709 and 82,117,230 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	87,342	82,117
Additional paid-in capital	48,648,419	48,181,294
Accumulated (deficit)	(42,018,771)	(40,857,148)
TOTAL STOCKHOLDERS’ EQUITY	6,716,990	7,406,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,347,957	$9,020,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
License fees	$6,049	$22,383
Royalty income	13,387	53,061
Product sales, net	55,735	159,786
Other	---	---
Total Revenues	75,171	235,230

COSTS AND EXPENSES
Cost of goods sold	16,262	130,683
Research and development	273,798	285,784
Selling, general and administrative	659,093	816,888
Amortization of intangible assets	201,968	246,516
Depreciation	76,858	49,990
Total Costs and Expenses	1,227,979	1,529,861

OPERATING (LOSS)	(1,152,808)	(1,294,631)

Other Income (Expense)
Interest and miscellaneous income	4,036	121
Interest expense	(12,851)	(7,988)
(LOSS) BEFORE INCOME TAXES	(1,161,623)	(1,302,498)

Income taxes	---	---
NET (LOSS)	$(1,161,623)	$(1,302,498)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,008,918	79,955,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES :
Net loss	$(1,161,623)	$(1,302,498)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	201,968	246,516
Depreciation	76,858	49,990
Share-based compensation for stock and options issued to employees	29,343	146,081
Share-based compensation for options issued to non-employees	16,018	7,951
Common stock issued for services	15,000	---

Change in operating assets and liabilities:
Accounts receivable	37,932	22,918
Other receivable	(3,605)	---
Inventory	(13,942)	58,851
Prepaid expenses and deferred charges	60,974	66,431
Deposits	---	2,750
Accounts payable	68,951	167,421
Accrued liabilities	(46,185)	(32,521)
Deferred revenue	(6,049)	(23,246)
Total	437,263	713,142

Net Cash Used in Operating Activities	(724,360)	(589,356)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	411,990	---
Proceeds from sale of common stock, net	---	857,980
Net Cash Provided by Financing Activities	411,990	857,980

Net (Decrease) Increase in Cash	(312,370)	268,624

Cash, beginning of period	641,441	1,934,177
Cash, end of period	$329,071	$2,202,801

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$757	$488

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 have been made.

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements into the third quarter of 2011.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2011, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2011.

NOTE 2.                      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011.

NOTE 3.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  ASU 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material effect on its consolidated results of operations, financial position or liquidity.

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

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

Our revenues are currently derived primarily from one licensee for domestic activities, three licensees for international activities, and our sales force for the domestic sale of Altrazeal®.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2011	%	2010	%
Domestic	$69,122	92%	$167,031	71%
International	6,049	8%	68,199	29%
Total	$75,171	100%	$235,230	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2011	2010
Discus Dental, Inc.	Aphthasol®	18%	62%
ProStrakan, Ltd.	Zindaclin®	---	19%
Total		18%	81%

NOTE 5.                      OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $550,000 occurred in 2010, $250,000 will occur in June 2011, and $250,000 will occur in June 2012.  The receipt of the full $5.1 million purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
Payment obligation due:	Gross Receivable	Imputed Interest	Net Receivable	Gross Receivable	Imputed Interest	Net Receivable
2011	$250,000	$1,740	$248,260	$250,000	$3,570	$246,430
2012	250,000	9,097	240,903	250,000	10,872	239,128
Total	$500,000	$10,837	$489,163	$500,000	$14,442	$485,558

NOTE 6.                      INVENTORY

As of March 31, 2011, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.  Inventory consisted of the following at March 31, 2011 and December 31, 2010:

Inventory	March 31, 2011	December 31, 2010
Finished goods	$437,733	$450,820
Work-in-progress	323,514	296,485
Raw materials	70,999	70,999
Total	$832,246	$818,304

NOTE 7.                      PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2011 and December 31, 2010:

Property, equipment and leasehold improvements	March 31, 2011	December 31, 2010
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(849,795)	(772,936)
Property, equipment and leasehold improvements, net	$1,298,625	$1,375,484

Depreciation expense on property, equipment and leasehold improvements was $76,858 and $49,990 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8.                      INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2011 and December 31, 2010:

Intangible assets	March 31, 2011	December 31, 2010
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(4,436,339)	(4,234,371)
Intangible assets, net	$5,189,599	$5,391,567

Amortization expense for intangible assets was $201,968 and $246,516 for the three months ended March 31, 2011 and 2010, respectively.  The future aggregate amortization expense for intangible assets, remaining as of March 31, 2011, is as follows:

Calendar Years	Future Amortization Expense
2011 (Nine months)	$567,164
2012	476,450
2013	475,148
2014	475,148
2015	475,148
2016 & Beyond	2,720,541
Total	$5,189,599

NOTE 9.                      ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2011 and December 31, 2010:

Accrued Liabilities	March 31, 2011	December 31, 2010
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	60,826	48,078
Accrued insurance payable	15,519	74,603
Product rebates/returns	45	282
Other	7,612	7,224
Total accrued liabilities	$190,301	$236,486

NOTE 10.                      EQUITY TRANSACTIONS

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January 2011 Offering”):

▪	5,000,000 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 1,750,000 shares of our common stock (the “Warrants”).

The Warrants have an initial exercise price of $0.102 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016.

On January 6, 2011, we closed the January 2011 Offering and received aggregate net proceeds of approximately $412,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC acted as our exclusive placement agent and received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January 2011 Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the January 2011 Offering) of our common stock at an exercise price of $0.128 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Industry Regulatory Authority.

We completed the offering and sale of the above shares and warrants in the January 2011 Offering pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on January 5, 2011.

NOTE 11.                      STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2011, the Company had 87,341,709 shares of common stock issued and outstanding.  The Company issued 5,224,479 shares of common stock during the three months ended March 31, 2011 comprised of 78,645 shares of common stock for the vesting of certain restricted stock awards, 145,834 shares of common stock for services provided by consultants, and 5,000,000 shares of common stock in the January 2011 Offering described in Note 10 above.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2011 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2010	9,537,956	$0.45
Warrants issued	2,000,000	0.11
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2011	11,537,956	$0.39

Of the warrant shares subject to exercise as of March 31, 2011, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	1,125,000
December 6, 2011	1,670,000
July 23, 2014	1,035,723
May 15, 2015	5,357,233
December 7, 2015	600,000
July 16, 2016	1,750,000
Total	11,537,956

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Antidilutive warrants to purchase common stock	11,537,956	9,537,956
Antidilutive options to purchase common stock	4,376,000	4,356,000
Restricted vesting common stock	16,393	95,038
Total	15,930,349	13,988,994

NOTE 13.                      SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

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

	2011	2010
Incentive Stock Options
Expected volatility (1)	94.5%	85.0%
Risk-free interest rate % (2)	1.93%	2.43%
Expected term (in years)	6.0	6.0
Dividend yield (3)	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

Nonstatutory Stock Options (4)
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any nonstatutory stock options for the three months ended March 31, 2011 and 2010, respectively.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	2011	2010
Incentive Stock Options
Quantity	20,000	20,000
Weighted average fair value per share	$0.07	$0.14
Fair value	$1,354	$2,749

Nonstatutory Stock Options
Quantity	---	---
Weighted average fair value per share	---	---
Fair value	---	---

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	2011	2010
Research and development	$13,150	$23,475
Selling, general and administrative	23,637	109,583
Total share-based compensation expense	$36,787	$133,058

At March 31, 2011, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $218,458.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2011 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2010	4,356,000	$1.12
Granted	20,000	0.10
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of March 31, 2011	4,376,000	$1.11

The following table presents the stock option grants outstanding and exercisable as of March 31, 2011:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
2,760,000	$0.39	7.6	1,477,083	$0.58
565,000	1.58	6.3	565,000	1.58
881,000	2.44	3.5	811,105	2.45
170,000	4.40	6.0	170,000	4.40
4,376,000	$1.11	6.6	3,023,188	$1.49

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

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	2011	2010
Research and development	$5,019	$7,609
General and administrative	3,555	13,365
Total share-based compensation expense	$8,574	$20,974

At March 31, 2011, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $31,416.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately two years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of March 31, 2010 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	95,038	$0.95
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(78,645)	0.57
Outstanding as of March 31, 2011	16,393	$2.77

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Incentive Plan, which initially provided for the issuance of up to 2 million shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, and on June 15, 2010, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 4 million shares, 3 million shares, and 3 million shares, respectively.

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

As of March 31, 2011, we had granted options to purchase 6,130,000 shares of Common Stock since the inception of the Incentive Plan, of which 4,376,000 were outstanding at a weighted average exercise price of $1.11 per share and we had granted awards for 1,029,242 shares of restricted stock since the inception of the Incentive Plan, of which 16,393 were outstanding.  As of March 31, 2011, there were 6,580,680 shares that remained available for future grant under our Incentive Plan.

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

The future minimum lease payments are as follows as of March 31, 2011:

Calendar Years	Future Lease Expense
2011 (Nine months)	$94,678
2012	126,236
2013	38,254
2014	8,926
2015	744
Total	$268,838

Rent expense for our operating leases amounted to $28,486 and $33,478 for the three months ended March 31, 2011 and 2010, respectively.

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

Employment Agreements

As of March 31, 2011, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of March 31, 2011, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 300,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $0.14 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we are required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of March 31, 2011, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months,  and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 300,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we are required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2011, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

On March 7, 2008, the Company terminated the license agreement with ProStrakan Ltd. for Amlexanox-related products in the United Kingdom and Ireland.  As part of the termination, we agreed to pay ProStrakan Ltd. a royalty of 30% on any future payments received by us from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.  On November 17, 2008, we entered into a licensing agreement for Amlexanox-related product rights to the United Kingdom and Ireland territories with MEDA AB.

NOTE 16.                      LEGAL PROCEEDINGS

We were served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for the Company.  We deny all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  We have also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and are seeking monetary damages.

NOTE 17.                      SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which we consider to be the date of filing with the Securities and Exchange Commission.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K, referred to as our 2010 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 31, 2011, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations into the third quarter of 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2010 Form 10-K under “Risks Associated with our Business”.

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

Aphthasol®, our Amlexanox 5% paste product is the first drug approved by the FDA for the treatment of canker sores.

OraDisc™ A was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol® paste. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.  OraDisc™ A was approved by the FDA in September 2004.

Recent Developments

On March 7, 2011, we received a letter from NYSE Amex LLC (the “Exchange”) advising that we were not in compliance with a certain condition of the Exchange’s continued listing standards under Section 1003 of the Exchange’s Company Guide (the “Company Guide”).  In the letter, the Exchange stated that it is concerned that our common stock, as a result of its low selling price, may not be suitable for auction market trading.  Therefore, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on effecting a reverse stock split of its common stock by no later than June 7, 2011.  As a result of the foregoing, we have become subject to the procedures and requirements of Section 1009 of the Company Guide.  We intend to attempt to satisfy the Exchange’s continued listing standards by presenting a proposal and resolution to be voted on by our shareholders, to effect a reverse stock split of our common stock, at our next annual meeting of shareholders, which we will hold on June 1, 2011.  There can be no assurance that our shareholders will approve the proposed reverse stock split or that, if effected, the reverse stock split will allow us to continue to maintain our listing on the Exchange.

On January 19, 2011, we announced the signing of a Binding Letter of Intent with Exciton Technologies Inc. (“Exciton”) to develop and market a product that will combine Altrazeal® with Exciton’s proprietary exSALT™ Antimicrobial Technology.  Under the terms of the agreement we will be granted a worldwide license, excluding China, to market the Altrazeal® exSALT™ product.  Exciton will be responsible for conducting the necessary product testing, filing a 510(k) application with the FDA and interacting with the FDA to secure product approval. We will be responsible for product approval in International markets including gaining CE Mark approval.  We will pay Exciton to prepare and prosecute the 510(k) application, milestone payments on the attainment of sales targets and a royalty based on product sales.  The parties have agreed to negotiate a final agreement that will supersede the Binding Letter of Intent.

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January 2011 Offering”):

▪	5,000,000 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 1,750,000 shares of our common stock (the “Warrants”).

The Warrants have an initial exercise price of $0.102 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016.

On January 6, 2011, we closed the January 2011 Offering and received aggregate net proceeds of approximately $412,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC acted as our exclusive placement agent and received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January 2011 Offering) as well as compensation warrants to purchase up to an aggregate of 250,000 shares (equal to 5% of the aggregate number of shares sold in the January 2011 Offering) of our common stock at an exercise price of $0.128 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Industry Regulatory Authority.

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

Comparison of the three months ended March 31, 2011 and 2010

Total Revenues

Revenues were $75,171 for the three months ended March 31, 2011, as compared to revenues of $235,230 for the three months ended March 31, 2010, and were comprised of licensing fees of approximately $6,000 from Altrazeal® and OraDisc™ licensing agreements, $13,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $56,000.

The first quarter 2011 revenues represent an overall decrease of approximately $160,000 versus the comparative first quarter 2010 revenues.  The decrease in revenues is primarily attributable to a decrease of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the first quarter of 2011.  Also affecting the first quarter 2011 revenues was a decrease of $45,000 in Zindaclin® related licensing and royalty fees due to our divestiture of this product in June 2010 and a decrease of $22,000 in OraDisc™ related licensing due to the termination of the licensing and supply agreement with Meldex International in 2010.  These revenue decreases were partially offset by an increase of $34,000 in Altrazeal® product sales, an increase of $5,000 in Altrazeal® licensing fees, and an increase of $6,000 in Aphthasol® royalties from our domestic distributor.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2011 was $16,262 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended March 31, 2010 was $130,683 and consisted of $126,622 in costs associated with Aphthasol® and $4,061 in costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $273,798 for the three months ended March 31, 2011, including $18,169 in share-based compensation, compared to $285,784 for the three months ended March 31, 2010, which included $31,084 in share-based compensation.  The decrease of approximately $12,000 in research and development expenses was primarily due to lower costs for clinical testing for our wound care technologies of $20,000, regulatory consulting expenses of $8,000, regulatory fees of $13,000, and operating expenses of $4,000.  These expense decreases were partially offset by an increase in direct research costs of $27,000 and scientific personnel costs of $6,000.

The direct research and development expenses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
Technology	2011	2010
Wound care & nanoparticle	$62,266	$7,500
OraDisc™	3,000	1,188
Aphthasol® & other technologies	1,452	30,661
Total	$66,718	$39,349

Selling, General and Administrative

Selling, general and administrative expenses totaled $659,093 for the three months ended March 31, 2011, including $27,192 in share-based compensation, compared to $816,888 for the three months ended March 31, 2010, which included $122,948 in share-based compensation.

The decrease of approximately $158,000 in selling, general and administrative expenses was attributable to a decrease of $158,000 in administrative compensation due to reduced share-based compensation and lower head count, lower corporate travel expenses of $19,000, lower accounting fees of $15,000 related to the audit fees for 2010, decreased insurance costs of $9,000, and lower consulting fees of $4,000.  These expense decreases were partially offset by an increase in director fees of $11,000, increased investor relations consulting expenses of $15,000, an increase of $7,000 in compensation for our sales force due to higher head count, and increased legal fees of $14,000 associated with our annual report, proxy statement, and other corporate matters.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $201,968 for the three months ended March 31, 2011 as compared to $246,516 for the three months ended March 31, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $44,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no additional purchases of patents during the three months ended March 31, 2011 and 2010.

Depreciation

Depreciation expense totaled $76,858 for the three months ended March 31, 2011 as compared to $49,990 for the three months ended March 31, 2010.  The increase of approximately $27,000 is attributable to placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $4,036 for the three months ended March 31, 2011 as compared to $121 for the three months ended March 31, 2010.  The increase of approximately $4,000 is attributable to an increase in interest income as a result of imputed interest associated with future payments due to us from the divestiture of the Zindaclin® technology in June 2010.

Interest Expense

Interest expense totaled $12,851 for the three months ended March 31, 2011 as compared to $7,988 for the three months ended March 31, 2010.  Interest expense is comprised of financing costs for our insurance policies and interest costs related to regulatory fees.  The increase of approximately $5,000 is attributable to interest costs related to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2011 our cash and cash equivalents were $329,071 which is a decrease of $312,370 as compared to our cash and cash equivalents at December 31, 2010 of $641,441.  Our working capital (current assets less current liabilities) was $558,398 at March 31, 2011 as compared to our working capital at December 31, 2010 of $976,668.

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2011	2010
Operating activities	$(724,360)	$(589,356)
Investing activities	---	---
Financing activities	411,990	857,980
Net (Decrease) Increase in cash and cash equivalents	$(312,370)	$268,624

Operating Activities

For the three months ended March 31, 2011, net cash used in operating activities was $724,360.  The principal components of net cash used for the three months ended March 31, 2011 were our net loss of approximately $1,161,000, a decrease of $6,000 in deferred revenue due to amortization, a decrease of $46,000 in accrued liabilities due primarily to the final installment payments on our insurance premium financing, and an increase of $14,000 in inventory related to the manufacture of Aphthasol®.  Our net loss for the three months ended March 31, 2011 included substantial non-cash charges of $339,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the three months ended March 31, 2011 was partially offset by an increase in accounts payable of $69,000 due to timing of vendor payments, a decrease in prepaid expenses of $61,000 due to expense amortization, and a decrease in accounts receivable of $34,000 due to collection of a milestone due from ProStrakan.

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

Investing Activities

There were no investing activities for the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

For the three month ended March 31, 2011 there was $411,990 in financing activities from the January 2011 Offering.

For the three month ended March 31, 2010 there was $857,980 in financing activities from the February 2010 Offering.

Liquidity

In July 2009, we restructured our operations in efforts to reduce operating expenses, optimize operations, and to conserve the necessary cash to further our business plan.  These conservation efforts were in place during 2010 and will continue to be in effect as part of our strategic plan for 2011.  Currently, a core management group is being supplemented by a small selection of external consultants to support our primary business activities.  Selling efforts for Altrazeal® are continuing with our own sales force and a network of independent sales representatives throughout the country.

As described under - Recent Developments above, on January 6, 2011, we closed the January 2011 Offering and received aggregate net proceeds of approximately $412,000.

We continue to seek strategic relationships whereby we can more effectively maximize the revenue potential of Altrazeal®, future product candidates, as well as continuing, with the assistance of an investment bank, to explore future fundraising using our effective shelf registration statement on Form S-3, or through the sale of non-core assets.

We filed a Form S-3 shelf registration statement in July 2009 where we may from time to time sell an indeterminate number of shares of common stock, preferred stock, debt securities or warrants to purchase common stock, preferred stock or debt securities, or any combination of the foregoing, either individually or as units comprised of one or more of the other securities, in one or more offerings up to a total dollar amount of $25 million.  The registration statement was declared effective by the Securities and Exchange Commission on July 23, 2009 (File No. 333-160568).

Management initially utilized this shelf registration statement in connection with an offering in November 2009 by completing a registered direct offering of 10,714,467 shares of our common stock and warrants to purchase up to 5,357,233 shares of our common stock for aggregate gross proceeds of $1.5 million ($1.3 million approximate net proceeds to us).  In February 2010, we completed another offering that constituted our second registered direct offering.  In this offering, we sold 5,000,000 shares of our common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to us).  The January 2011 Offering, constituted our third registered direct offering.  In the January 2011 Offering, we sold 5,000,000 shares of our common stock and warrants to purchase up to 1,750,000 shares of our common stock for aggregate gross proceeds of $0.5 million ($0.4 million approximate net proceeds to us).  As of March 31, 2011, approximately $22.0 million remains available under our 2009 shelf registration statement.

As of March 31, 2011, we had cash and cash equivalents of approximately $329,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2011 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2011, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, and separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$268,838	$126,236	$135,163	$7,439	$	---
Separation agreements	537,500	250,000	287,500	---		---
Total contractual cash obligations	$806,338	$376,236	$422,663	$7,439	$	---

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations into the third quarter of 2011, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2010 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2011 and December 31, 2010 our cash and cash equivalents totaled $329,071 and $641,441, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2011 and at December 31, 2010.  As of March 31, 2011, six customers exceeded the 5% threshold, each customer with 32%, 8%, 7%, 7%, 7%, and 5%, respectively.  Three customers exceeded the 5% threshold at December 31, 2010, each customer with 56%, 19%, and 6%, respectively.  We believe that the customer accounts are fully collectible as of March 31, 2011.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d015(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description

31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ULURU Inc.

Date: May 16, 2011	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)