Form 10-Q
period 2011-06-30
ULURU INC.
filed 2011-08-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2011

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

As of August 12, 2011, there were 5,822,699 shares of the registrant’s Common Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Six Months Ended JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$129,513	$641,441
Accounts receivable, net	47,267	74,466
Other receivable, current portion	242,711	246,430
Inventory	852,512	818,304
Prepaid expenses and deferred charges	83,025	215,624
Total Current Assets	1,355,028	1,996,265

Property, Equipment and Leasehold Improvements, net	1,223,178	1,375,484

Other Assets
Intangible assets, net	4,985,389	5,391,567
Other receivable, net of current portion	---	239,128
Deposits	18,069	18,069
Total Other Assets	5,003,458	5,648,764

TOTAL ASSETS	$7,581,664	$9,020,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$948,406	$758,578
Accrued liabilities	179,204	236,486
Accrued interest	652	---
Deferred revenue, current portion	24,533	24,533
Total Current Liabilities	1,152,795	1,019,597

Long Term Liabilities
Convertible note payable, net of unamortized debt discount	127,472	---
Deferred revenue, net of current portion	582,488	594,653
Total Long Term Liabilities	709,960	594,653

TOTAL LIABILITIES	1,862,755	1,614,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
no shares issued and outstanding	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
5,822,699 and 5,474,482 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,823	5,474
Additional paid-in capital	48,744,973	48,257,937
Accumulated (deficit)	(43,031,887)	(40,857,148)
TOTAL STOCKHOLDERS’ EQUITY	5,718,909	7,406,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,581,664	$9,020,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
License fees	$6,116	$123,530	$12,165	$145,913
Royalty income	19,281	56,308	32,667	109,369
Product sales, net	54,789	51,796	110,525	211,582
Other	---	---	---	---
Total Revenues	80,186	231,634	155,357	466,864

COSTS AND EXPENSES
Cost of goods sold	8,218	6,161	24,480	136,844
Research and development	242,164	367,395	515,962	653,179
Selling, general and administrative	553,411	922,029	1,212,504	1,738,917
Amortization of intangible assets	204,210	246,282	406,178	492,798
Depreciation	75,448	49,990	152,306	99,980
Total Costs and Expenses	1,083,451	1,591,857	2,311,430	3,121,718

OPERATING (LOSS)	(1,003,265)	(1,360,223)	(2,156,073)	(2,654,854)

Other Income (Expense)
Interest and miscellaneous income	3,592	594	7,628	715
Interest expense	(13,443)	(8,500)	(26,294)	(16,488)
Loss on sale of intangible asset	---	(857,839)	---	(857,839)
(LOSS) BEFORE INCOME TAXES	(1,013,116)	(2,225,968)	(2,174,739)	(3,528,466)

Income taxes	---	---	---	---
NET (LOSS)	$(1,013,116)	$(2,225,968)	$(2,174,739)	$(3,528,466)

Basic and diluted net (loss) per common share	$(0.17)	$(0.41)	$(0.37)	$(0.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,822,699	5,464,987	5,811,668	5,398,062

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011		2010
OPERATING ACTIVITIES :
Net loss		$(2,174,739)	$(3,528,466)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		406,178	492,798
Depreciation		152,306	99,980
Share-based compensation for stock and options issued to employees		55,804	178,737
Share-based compensation for options issued to non-employees		30,870	62,742
Amortization of debt discount on convertible note		222	---
Cancellation of warrants issued for services		(38,994)	---
Common stock issued for services		15,000	---
Loss on sale of intangible asset		---	857,839

Change in operating assets and liabilities:
Accounts receivable		27,199	(118,156)
Other receivable		(7,154)	(235)
Inventory		(34,207)	85,329
Prepaid expenses and deferred charges		132,599	268,368
Deposits		---	2,750
Accounts payable		189,828	33,608
Accrued liabilities		(57,282)	(29,557)
Accrued interest		652	---
Deferred revenue		(12,165)	203,087
Total		860,856	2,137,290

Net Cash Used in Operating Activities		(1,313,883)	(1,391,176)

INVESTING ACTIVITIES :
Proceeds from sale of intangible asset		250,000	300,000
Net Cash Provided by Investing Activities		250,000	300,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net		---	857,980
Proceeds from sale of common stock and warrants, net		411,990	---
Proceeds from issuance of convertible note and warrant		140,000
Cash paid in lieu of fractional shares		(35)	---
Net Cash Provided by Financing Activities		551,955	857,980

Net Decrease in Cash		(511,928)	(233,196)

Cash, beginning of period		641,441	1,934,177
Cash, end of period		$129,513	$1,700,981

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$913	$488

Non-cash investing and financing activities:
Sale of intangible asset included in Other receivable	$	---	$728,034

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 have been made.

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Explanatory Note Regarding Share Amounts:

All share amounts and per share prices in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the effect of our reverse stock split, on a 15 for 1 basis, effective June 29, 2011, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible debt in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifteen.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011.

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

There have been no new recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

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

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2011	%	2010	%	2011	%	2010	%
Domestic	$74,070	92%	$78,969	34%	$143,192	92%	$246,000	53%
International	6,116	8%	152,665	66%	12,165	8%	220,864	47%
Total	$80,186	100%	$231,634	100%	$155,357	100%	$466,864	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2011	2010	2011	2010
Discus Dental, Inc.	Aphthasol®	24%	12%	21%	37%
Preston Wound Centers	Altrazeal®	11%	---	*	---
ProStrakan, Ltd.	Zindaclin®	---	56%	---	37%
Total		35%	68%	21%	74%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 will occur in June 2012.  The receipt of the full $5.1 million purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011						December 31, 2010
Payment obligation due:	Gross Receivable		Imputed Interest		Net Receivable		Gross Receivable	Imputed Interest	Net Receivable
2011	$	---	$	---	$	---	$250,000	$3,570	$246,430
2012		250,000		7,289		242,711	250,000	10,872	239,128
Total		$250,000		$7,289		$242,711	$500,000	$14,442	$485,558

NOTE 6.	INVENTORY

As of June 30, 2011, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.  Inventory consisted of the following at June 30, 2011 and December 31, 2010:

Inventory	June 30, 2011	December 31, 2010
Finished goods	$425,538	$450,820
Work-in-progress	355,975	296,485
Raw materials	70,999	70,999
Total	$852,512	$818,304

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2011 and December 31, 2010:

Property, equipment and leasehold improvements	June 30, 2011	December 31, 2010
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(925,242)	(772,936)
Property, equipment and leasehold improvements, net	$1,223,178	$1,375,484

Depreciation expense on property, equipment and leasehold improvements was $75,448 and $49,990 for the three months ended June 30, 2011 and 2010, respectively, and was $152,306 and $99,980 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2011 and December 31, 2010:

Intangible assets	June 30, 2011	December 31, 2010
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(4,640,549)	(4,234,371)
Intangible assets, net	$4,985,389	$5,391,567

Amortization expense for intangible assets was $204,210 and $246,282 for the three months ended June 30, 2011 and 2010, respectively, and was $406,178 and $492,798 for the six months ended June 30, 2011 and 2010, respectively.

The future aggregate amortization expense for intangible assets, remaining as of June 30, 2011, is as follows:

Calendar Years	Future Amortization Expense
2011 (Six months)	$362,954
2012	476,450
2013	475,148
2014	475,148
2015	475,148
2016 & Beyond	2,720,541
Total	$4,985,389

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2011 and December 31, 2010:

Accrued Liabilities	June 30, 2011	December 31, 2010
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	66,151	48,078
Accrued insurance payable	---	74,603
Product rebates/returns	94	282
Other	6,660	7,224
Total accrued liabilities	$179,204	$236,486

NOTE 10.	CONVERTIBLE DEBT

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 116,667 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.

As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

The Company accounts for convertible debt using specific guidelines in accordance with U.S. GAAP.  The Company allocated the value of the proceeds received to the convertible instrument and to the warrant on a relative fair value basis.  The Company calculated the fair value of the warrant issued with the convertible instrument using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options, except the contractual life of the warrant was used. Using the effective interest method, the allocated fair value was recorded as a debt discount and is being amortized over the expected term of the convertible debt to interest expense.

NOTE 11.	STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2011, the Company had 5,822,699 shares of common stock issued and outstanding.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2011 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2010	635,873	$6.69
Warrants issued	168,334	1.50
Warrants exercised	---	---
Warrants cancelled	(40,000)	1.35
Balance as of June 30, 2011	764,207	$5.83

Of the warrant shares subject to exercise as of June 30, 2011, expiration of the right to exercise is as follows:
Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
August 30, 2011	75,000
December 6, 2011	111,335
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
Total	764,207

NOTE 12.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Antidilutive warrants to purchase common stock	764,207	635,873
Antidilutive options to purchase common stock	287,745	290,411
Restricted vesting common stock	1,096	6,336
Total	1,053,048	932,620

NOTE 13.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three months ended June 30:

	2011 (4)	2010
Incentive Stock Options
Expected volatility (1)	---	86.9%
Risk-free interest rate % (2)	---	2.23%
Expected term (in years)	---	6.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	0.0%

Nonstatutory Stock Options
Expected volatility (1)	---	86.9%
Risk-free interest rate % (2)	---	2.50%
Expected term (in years)	---	7.2
Dividend yield (3)	---	0.0%
Forfeiture rate	---	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended June 30, 2011.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Incentive Stock Options
Quantity	---	5,333	1,334	6,667
Weighted average fair value per share	---	$1.70	$1.15	$1.77
Fair value	---	$9,070	$1,534	$11,819

Nonstatutory Stock Options
Quantity	---	120,000	---	120,000
Weighted average fair value per share	---	$1.91	---	$1.91
Fair value	---	$229,711	---	$229,711

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$13,296	$31,028	$26,446	$54,503
Selling, general and administrative	21,693	12,535	45,330	122,118
Total share-based compensation expense	$34,989	$43,563	$71,776	$176,621

At June 30, 2011, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $177,576.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2011 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2010	290,411	$16.76
Granted	1,334	1.50
Forfeited/cancelled	(4,000)	2.40
Exercised	---	---
Outstanding as of June 30, 2011	287,745	$16.89

The following table presents the stock option grants outstanding and exercisable as of June 30, 2011:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
180,005	$5.94	7.3	117,865	$7.75
37,669	23.73	6.0	37,669	23.73
58,737	36.57	3.2	55,771	36.68
11,334	66.04	5.7	11,334	66.04
287,745	$16.89	6.3	222,639	$20.67

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

The following table summarizes share-based compensation related to restricted stock awards for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$3,701	$9,585	$8,720	$17,194
Selling, general and administrative	2,623	34,299	6,178	47,664
Total share-based compensation expense	$6,324	$43,884	$14,898	$64,858

At June 30, 2011, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $25,092.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately two years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of June 30, 2010 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	6,336	$14.23
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(5,240)	8.53
Outstanding as of June 30, 2011	1,096	$41.47

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, and on June 15, 2010, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, and 200,000 shares, respectively.

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

As of June 30, 2011, we had granted options to purchase 408,667 shares of Common Stock since the inception of the Incentive Plan, of which 287,745 were outstanding at a weighted average exercise price of $16.89 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 1,096 were outstanding.  As of June 30, 2011, there were 442,712 shares that remained available for future grant under our Incentive Plan.

NOTE 14.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses, for the duration of the lease.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments are as follows as of June 30, 2011:

Calendar Years	Future Lease Expense
2011 (Six months)	$63,118
2012	126,236
2013	38,254
2014	8,926
2015	744
Total	$237,278

Rent expense for our operating leases amounted to $31,200 and $28,872 for the three months ended June 30, 2011 and 2010, respectively, and $59,685 and $62,350 for the six months ended June 30, 2011 and 2010, respectively.

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

Employment Agreements

As of June 30, 2011, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of June 30, 2011, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we are required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of June 30, 2011, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months,  and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we are required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2011, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of $20 and $40 million dollars of certain products, annual sales of $20 million dollars of any one certain product, and cumulative sales of such products of $50 and $100 million dollars.

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

On July 28, 2011, we completed a $125,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K, referred to as our 2010 Form 10-K, which has been previously filed with the Securities and Exchange Commission on June 30, 2011, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations into the third quarter of 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2010 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

On July 28, 2011, we completed a $125,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.

The securities issuable on conversion of the note have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  In connection with the foregoing issuance, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offering and sale was made to a single person, who is an accredited investor, and transfer is restricted by the Company in accordance with the requirements of the Securities Act.

On June 24, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the "Certificate of Amendment"), effecting a reverse stock split of the Company's common stock, par value $0.001 per share, at a ratio of fifteen pre-reverse shares for one post-reverse share.  The reverse stock split was effective on June 29, 2011.  The Company's stockholders approved the Certificate of Amendment at the reconvened Annual Meeting of Stockholders on June 16, 2011, and the Company's Board of Directors authorized the implementation of the reverse stock split on June 22, 2011.

As a result of the reverse stock split, every fifteen shares of the Company's issued and outstanding common stock were combined into one share of common stock.  Any fractional shares that resulted from the reverse stock split were paid in cash to the stockholder.  The reverse stock split reduced the number of the Company's outstanding shares of common stock from approximately 87.3 million to approximately 5.8 million, on the date of effectiveness of such split.

The share amounts of common, warrants, stock options, and restricted stock grants shown in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split, at a ratio of fifteen-for-one.  The exercise price for all stock options and warrants and the conversion price for convertible debt in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifteen.

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 166,667 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

The securities issuable on conversion of the note have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  In connection with the foregoing issuance, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offering and sale was made to a single person, who is an accredited investor, and transfer is restricted by the Company in accordance with the requirements of the Securities Act.

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

Comparison of the three months ended June 30, 2011 and 2010

Total Revenues

Revenues were $80,186 for the three months ended June 30, 2011, as compared to revenues of $231,634 for the three months ended June 30, 2011, and were comprised of licensing fees of approximately $6,000 from Altrazeal® and OraDisc™ licensing agreements, $19,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $55,000.

The second quarter 2011 revenues represent an overall decrease of approximately $151,000 versus the comparative second quarter 2010 revenues.  The decrease in revenues is primarily attributable to a decrease of $129,000 in Zindaclin® related licensing and royalty fees due to our divestiture of this product in June 2010, a decrease of $22,000 in OraDisc™ related licensing due to the termination of the licensing and supply agreement with Meldex International in 2010, and a decrease of $8,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by an increase of $3,000 in Altrazeal® product sales and an increase of $5,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2011 was $8,218 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended June 30, 2010 was $6,161 and consisted of approximately $9,700 in costs associated with our Altrazeal® wound dressing and a credit adjustment of $3,500 in costs associated with Aphthasol®.

Research and Development

Research and development expenses totaled $242,164 for the three months ended June 30, 2011, including $16,997 in share-based compensation, compared to $367,395 for the three months ended June 30, 2010, which included $40,613 in share-based compensation.  The decrease of approximately $125,000 in research and development expenses was primarily due to lower costs for regulatory fees of $79,000, direct research costs of $21,000, clinical testing for our wound care technologies of $11,000, regulatory consulting expenses of $8,000, and scientific personnel costs of $10,000.  These expense decreases were partially offset by an increase in operating expenses of $4,000.

The direct research and development expenses for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
Technology	2011	2010
Wound care & nanoparticle	$33,443	$40,598
OraDisc™	3,000	2,000
Aphthasol® & other technologies	3,164	17,984
Total	$39,607	$60,582

Selling, General and Administrative

Selling, general and administrative expenses totaled $553,411 for the three months ended June 30, 2011, including $24,316 in share-based compensation, compared to $922,029 for the three months ended June 30, 2010, which included $46,834 in share-based compensation.

The decrease of approximately $369,000 in selling, general and administrative expenses was primarily due to lower costs for compensation of $91,000 as a result of lower head count and reduced share-based compensation, sales & marketing costs of $65,000, legal costs relating to our patents of $60,000, legal fees of $44,000, director fees of $38,000, commission expense of $30,000, shareholder expenses relating to investor relations consulting of $21,000, corporate travel expenses of $18,000, insurance costs of $9,000, and operating costs of $5,000.  These expense decreases were partially offset by an increase in consulting expenses of $6,000 and an increase of $6,000 in accounting fees.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $204,210 for the three months ended June 30, 2011 as compared to $246,282 for the three months ended June 30, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $42,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no additional purchases of patents during the three months ended June 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense totaled $75,448 for the three months ended June 30, 2011 as compared to $49,990 for the three months ended June 30, 2010.  The increase of approximately $25,000 is attributable to placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $3,592 for the three months ended June 30, 2011 as compared to $594 for the three months ended June 30, 2010.  The increase of approximately $3,000 is attributable to an increase in interest income as a result of imputed interest associated with future payments due to us from the divestiture of the Zindaclin® technology in June 2010.

Interest Expense

Interest expense totaled $13,443 for the three months ended June 30, 2011 as compared to $8,500 for the three months ended June 30, 2010.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest cost related to our convertible debt.  The increase of approximately $5,000 is primarily attributable to interest costs related to regulatory fees.

Loss on Sale of Intangible Asset

Loss on sale of intangible assets was nil for the three months ended June 30, 2011 as compared to $857,839 for the three months ended June 30, 2010.  The second quarter of 2010 included the effect of our divestiture of the Zindaclin® intangible asset.

Comparison of the six months ended June 30, 2011 and 2010

Total Revenues

Revenues were $155,357 for the six months ended June 30, 2011, as compared to revenues of $466,864 for the six months ended June 30, 2010, and were comprised of licensing fees of approximately $12,000 from Altrazeal® and OraDisc™ licensing agreements, $33,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $110,000.

The six months ended June 30, 2011 revenues represent an overall decrease of approximately $311,000 versus the comparative six months ended June 30, 2010 revenues.  The decrease in revenues is primarily attributable to a decrease of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the six months ended June 30, 2011.  Also affecting the six months ended June 30, 2011 revenues was a decrease of $174,000 in Zindaclin® related licensing and royalty fees due to our divestiture of this product in June 2010, a decrease of $44,000 in OraDisc™ related licensing due to the termination of the licensing and supply agreement with Meldex International in 2010, and a decrease of $2,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by an increase of $37,000 in Altrazeal® product sales and an increase of $10,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2011 was $24,480 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the six months ended June 30, 2010 was $136,844 and consisted of $123,122 in costs associated with Aphthasol® and $13,722 in costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $515,962 for the six months ended June 30, 2011, including $35,166 in share-based compensation, compared to $653,179 for the six months ended June 30, 2010, which included $71,697 in share-based compensation.  The decrease of approximately $137,000 in research and development expenses was primarily due to lower costs for regulatory fees of $92,000, clinical testing for our wound care technologies of $31,000, regulatory consulting expenses of $16,000, and scientific personnel costs of $4,000.  These expense decreases were partially offset by an increase in direct research costs of $6,000.

The direct research and development expenses for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
Technology	2011	2010
Wound care & nanoparticle	$95,709	$48,098
OraDisc™	6,000	3,188
Aphthasol® & other technologies	4,616	48,645
Total	$106,325	$99,931

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,212,504 for the six months ended June 30, 2011, including $51,508 in share-based compensation, compared to $1,738,917 for the six months ended June 30, 2010, which included $169,782 in share-based compensation.

The decrease of approximately $526,000 in selling, general and administrative expenses was primarily due to lower costs for compensation of $213,000 as a result of lower head count and reduced share-based compensation, sales & marketing costs of $93,000, legal costs relating to our patents of $59,000, corporate travel expenses of $37,000, commission expense of $30,000, legal fees of $30,000, director fees of $27,000, accounting fees of $9,000 related to the audit fees for 2010, insurance costs of $18,000, shareholder expenses of $7,000 relating to investor relations consulting, and occupancy costs of $5,000.  These expense decreases were partially offset by an increase in consulting fees of $2,000.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $406,178 for the six months ended June 30, 2011 as compared to $492,798 for the six months ended June 30, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $87,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no additional purchases of patents during the six months ended June 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense totaled $152,306 for the six months ended June 30, 2011 as compared to $99,980 for the six months ended June 30, 2010.  The increase of approximately $52,000 is attributable to placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $7,628 for the six months ended June 30, 2011 as compared to $715 for the six months ended June 30, 2010.  The increase of approximately $7,000 is attributable to an increase in interest income as a result of imputed interest associated with future payments due to us from the divestiture of the Zindaclin® technology in June 2010.

Interest Expense

Interest expense totaled $26,294 for the six months ended June 30, 2011 as compared to $16,488 for the six months ended June 30, 2010.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs related to our convertible debt.  The increase of approximately $10,000 is attributable to interest costs related to regulatory fees.

Loss on Sale of Intangible Asset

Loss on sale of intangible assets was nil for the six months ended June 30, 2011 as compared to $857,839 for the six months ended June 30, 2010.  The second quarter of 2010 included the effect of our divestiture of the Zindaclin® intangible asset.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2011 our cash and cash equivalents were $129,513 which is a decrease of $511,928 as compared to our cash and cash equivalents at December 31, 2010 of $641,441.  Our working capital (current assets less current liabilities) was $202,233 at June 30, 2011 as compared to our working capital at December 31, 2010 of $976,668.

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2011	2010
Operating activities	$(1,313,883)	$(1,391,176)
Investing activities	250,000	300,000
Financing activities	551,955	857,980
Net (Decrease) Increase in cash and cash equivalents	$(511,928)	$(233,196)

Operating Activities

For the six months ended June 30, 2011, net cash used in operating activities was $1,313,883.  The principal components of net cash used for the six months ended June 30, 2011 were our net loss of approximately $2,175,000, a decrease of $12,000 in deferred revenue due to amortization, a decrease of $57,000 in accrued liabilities due primarily to the final installment payments on our insurance premium financing, and an increase of $34,000 in inventory related to the manufacture of Aphthasol®.  Our net loss for the six months ended June 30, 2011 included substantial non-cash charges of $621,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the six months ended June 30, 2011 was partially offset by an increase in accounts payable of $190,000 due to timing of vendor payments, a decrease in prepaid expenses of $133,000 due to expense amortization, and a decrease in receivables of $20,000 due to collection activities.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $250,000 and relates to the third payment, received in June 2011, from the divestiture of our Zindaclin® intangible asset. The Company expects to receive an additional payment from the divestiture of Zindaclin® of $250,000 in June 2012.

Net cash provided by investing activities for the six months ended June 30, 2010 was $300,000 and relates to the initial proceeds, received in June 2010, from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $551,955 and was primarily comprised of $411,990 from the January 2011 Offering and $140,000 from the June 2011 Debt Offering.  The net cash provided by the aforementioned financing activities was partially offset by the Company’s repurchase of common stock associated with the Company’s reverse stock split on June 29, 2011 in the amount of $35.

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

As described under - Recent Developments above, on July 28, 2011, we closed the July 2011 Debt Offering and received aggregate net proceeds of $125,000 and on June 13, 2011 closed the June 2011 Debt Offering and received aggregate net proceeds of $140,000.

We continue to seek strategic relationships whereby we can more effectively maximize the revenue potential of Altrazeal®, future product candidates, as well as continuing, with the assistance of an investment bank, to explore future fundraising and through the sale of non-core assets.

We have an effective registration statement allowing for the issuance of up to $25 million in securities.  Management initially utilized this shelf registration statement in connection with an offering in November 2009 by completing a registered direct offering of 714,298 shares of our common stock and warrants to purchase up to 357,155 shares of our common stock for aggregate gross proceeds of $1.5 million ($1.3 million approximate net proceeds to us).  In February 2010, we completed another offering that constituted our second registered direct offering.  In this offering, we sold 333,333 shares of our common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to us).  The January 2011 Offering, constituted our third registered direct offering.  In the January 2011 Offering, we sold 333,333 shares of our common stock and warrants to purchase up to 116,667 shares of our common stock for aggregate gross proceeds of $0.5 million ($0.4 million approximate net proceeds to us).  As of June 30, 2011, approximately $22.0 million remains available under our 2009 shelf registration statement.

As of June 30, 2011, we had cash and cash equivalents of approximately $130,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2011 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements into the third quarter of 2011.  We do not expect any material changes in our capital expenditure spending during 2011.  However, we cannot be sure that our anticipated revenues will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2011, and as a result, there is substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2011, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, and a convertible note agreement, dated June 13, 2011, with Kerry P. Gray.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$237,278	$126,236	$105,835	$5,207	$	---
Separation agreements	462,500	212,500	250,000	---		---
Convertible note	182,000	---	182,000	---		---
Total contractual cash obligations	$881,778	$338,736	$537,835	$5,207	$	---

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last six fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on June 30, 2011.  We had no significant changes in our critical accounting policies since our last annual report.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At June 30, 2011 and December 31, 2010 our cash and cash equivalents totaled $129,513 and $641,441, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2011 and at December 31, 2010.  As of June 30, 2011, four customers exceeded the 5% threshold, each customer with 39%, 20%, 9%, and 7%, respectively.  Three customers exceeded the 5% threshold at December 31, 2010, each customer with 56%, 19%, and 6%, respectively.  We believe that the customer accounts are fully collectible as of June 30, 2011.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part I, Item 3, of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2011, except as follows:

If we fail to comply with the listing requirements of NYSE Amex, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on New York Stock Exchange Amex LLC, or NYSE Amex.  Since our stock traded at a price below $1.00 per share for more than 12 months, we received a letter, dated March 7, 2011, from NYSE Amex advising that we were not in compliance with a certain condition of NYSE Amex’s continued listing standards under Section 1003 of NYSE Amex’s Company Guide (the “Company Guide”).  In the letter, NYSE Amex stated that it was concerned that our common stock, as a result of its low selling price, may not be suitable for auction market trading.  Therefore, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing was predicated on effecting a reverse stock split of its common stock.  As a result of the foregoing, on June 29, 2011, we effected a reverse stock split (as described in Note 1 to the Financial Statements) in an attempt to increase the trading price of our common stock.  However, in the event our stock continues to trade at a low selling price, or in the event we are not able to meet other requirements necessary for continued listing on the NYSE Amex, including those related to minimum shareholder equity requirements, our stock could be subject to delisting from NYSE Amex.  Delisting from the NYSE Amex could negatively effect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.  The NYSE Amex can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountants’ opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current debt obligations or to adequately finance operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 166,667 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

The securities issuable on conversion of the note have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  In connection with the foregoing issuance, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offering and sale was made to a single person, who is an accredited investor, and transfer is restricted by the Company in accordance with the requirements of the Securities Act.

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

ULURU Inc.

Date: August 15, 2011	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)