Form 10-Q
period 2011-09-30
ULURU INC.
filed 2011-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2011

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

As of November 14, 2011, there were 6,769,063 shares of the registrant’s Common Stock, $0.001 par value per share, and 25 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Nine Months Ended SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$106,989	$641,441
Accounts receivable, net	52,405	74,466
Other receivable, current portion	244,554	246,430
Inventory	952,071	818,304
Prepaid expenses and deferred charges	241,425	215,624
Total Current Assets	1,597,444	1,996,265

Property, Equipment and Leasehold Improvements, net	1,147,818	1,375,484

Other Assets
Intangible assets, net	4,778,935	5,391,567
Other receivable, net of current portion	---	239,128
Deposits	18,069	18,069
Total Other Assets	4,797,004	5,648,764

TOTAL ASSETS	$7,542,266	$9,020,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,416,499	$758,578
Accrued liabilities	350,584	236,486
Accrued interest	6,373	---
Deferred revenue, current portion	24,533	24,533
Total Current Liabilities	1,797,989	1,019,597

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount	231,690	---
Deferred revenue, net of current portion	676,304	594,653
Total Long Term Liabilities	907,994	594,653

TOTAL LIABILITIES	2,705,983	1,614,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 15 and 0 shares issued and outstanding, aggregate liquidation value of $150,462 and $0, at September 30, 2011 and December 31, 2010, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
6,469,063 and 5,474,482 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	6,469	5,474
Additional paid-in capital	49,225,086	48,257,937
Promissory note receivable and accrued interest for common stock issuance	(323,381)	---
Accumulated (deficit)	(44,071,891)	(40,857,148)
TOTAL STOCKHOLDERS’ EQUITY	4,836,283	7,406,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,542,266	$9,020,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
License fees	$6,184	$4,370	$18,349	$150,283
Royalty income	18,861	23,104	51,528	132,473
Product sales, net	48,607	34,143	159,132	245,725
Total Revenues	73,652	61,617	229,009	528,481

COSTS AND EXPENSES
Cost of goods sold	11,065	6,416	35,545	143,259
Research and development	233,087	295,781	749,049	948,960
Selling, general and administrative	566,541	666,205	1,779,045	2,405,123
Amortization of intangible assets	206,454	206,454	612,632	699,252
Depreciation	75,359	79,073	227,665	179,053
Total Costs and Expenses	1,092,506	1,253,929	3,403,936	4,375,647

OPERATING (LOSS)	(1,018,854)	(1,192,312)	(3,174,927)	(3,847,166)

Other Income (Expense)
Interest and miscellaneous income	1,857	4,840	9,485	5,555
Interest expense	(22,545)	(20,650)	(48,839)	(37,138)
Loss on sale of intangible asset	---	---	---	(857,839)
(LOSS) Before Income Taxes	(1,039,542)	(1,208,122)	(3,214,281)	(4,736,588)

Income taxes	---	---	---	---
NET (LOSS)	$(1,039,542)	$(1,208,122)	$(3,214,281)	$(4,736,588)

Less preferred stock dividends	(462)	---	(462)	---
NET (LOSS) Allocable to Common Stockholders	$(1,040,004)	$(1,208,122)	$(3,214,743)	$(4,736,588)

Basic and diluted net (loss) per common share	$(0.18)	$(0.22)	$(0.55)	$(0.87)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,928,084	5,472,288	5,850,900	5,423,076

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011		2010
OPERATING ACTIVITIES :
Net loss		$(3,214,281)		$(4,736,588)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		612,632		699,252
Depreciation		227,665		179,053
Share-based compensation for stock and options issued to employees		83,023		218,608
Share-based compensation for options issued to non-employees		45,884		80,979
Amortization of debt discount on convertible note		2,831		---
Cancellation of warrants issued for services		(38,994)		---
Common stock issued for services		15,000		---
Loss on sale of intangible asset		---		857,839

Change in operating assets and liabilities:
Accounts receivable		22,060		145,383
Other receivable		(8,996)		(3,866)
Inventory		(133,766)		99,225
Prepaid expenses and deferred charges		(25,800)		151,599
Deposits		---		2,750
Accounts payable		657,920		159,764
Accrued liabilities		114,099		50,149
Accrued interest		6,373		---
Deferred revenue		81,651		198,717
Total		1,661,582		2,839,452

Net Cash Used in Operating Activities		(1,552,699)		(1,897,136)

INVESTING ACTIVITIES :
Proceeds from sale of intangible asset		250,000		425,000
Net Cash Provided by Investing Activities		250,000		425,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net		---		857,980
Proceeds from sale of common stock and warrants, net		411,990		---
Proceeds from sale of preferred stock, net		91,292		---
Proceeds from issuance of convertible note and warrant		265,000		---
Cash paid in lieu of fractional shares		(35)		---
Net Cash Provided by Financing Activities		768,247		857,980

Net Decrease in Cash		(534,452)		(614,156)

Cash, beginning of period		641,441		1,934,177
Cash, end of period		$106,989		$1,320,021

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$2,386		$1,958

Non-cash investing and financing activities:
Issuance of 646,364 shares of common stock for promissory note		$323,182	$	---

Sale of intangible asset included in Other receivable	$	---		$603,034

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 have been made.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2010, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the fourth quarter of 2011.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2011, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2011.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted in certain circumstances.  We will adopt the provisions of ASU 2011-08 in the first quarter of 2012, and do not believe the adoption of this update will materially impact our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011.  We will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and are currently evaluating which presentation option for the components of net income and other comprehensive income we will use.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We will adopt the provisions of ASU 2011-04 in the first quarter of 2012, and do not believe the adoption of this update will materially impact our financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  ASU 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after September 15, 2010, with early adoption permitted.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material effect on its consolidated results of operations, financial position or liquidity.

There are no other new accounting pronouncements adopted or enacted during the three and nine months ended September 30, 2011 that had, or are expected to have, a material impact on our financial statements.

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

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2011	%	2010	%	2011	%	2010	%
Domestic	$67,468	92%	$57,247	93%	$210,660	92%	$303,247	57%
International	6,184	8%	4,370	6%	18,349	8%	225,234	43%
Total	$73,652	100%	$61,617	100%	$229,009	100%	$528,481	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2011	2010	2011	2010
Discus Dental, Inc.	Aphthasol®	25%	38%	22%	37%
Preston Wound Centers	Altrazeal®	12%	---	*	---
ProStrakan, Ltd.	Zindaclin®	---	---	---	33%
Total		37%	38%	22%	70%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, the Company entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by the Company, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 will occur in September 2012.  The receipt of the full $5.1 million purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011						December 31, 2010
Payment obligation due:	Gross Receivable		Imputed Interest		Net Receivable		Gross Receivable	Imputed Interest	Net Receivable
2011	$	---	$	---	$	---	$250,000	$3,570	$246,430
2012		250,000		5,446		244,554	250,000	10,872	239,128
Total		$250,000		$5,446		$244,554	$500,000	$14,442	$485,558

NOTE 6.	INVENTORY

As of September 30, 2011, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.  Inventory consisted of the following at September 30, 2011 and December 31, 2010:

Inventory	September 30, 2011	December 31, 2010
Finished goods	$411,295	$450,820
Work-in-progress	507,537	296,485
Raw materials	33,239	70,999
Total	$952,071	$818,304

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2011 and December 31, 2010:

Property, equipment and leasehold improvements	September 30, 2011	December 31, 2010
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(1,000,602)	(772,936)
Property, equipment and leasehold improvements, net	$1,147,818	$1,375,484

Depreciation expense on property, equipment and leasehold improvements was $75,359 and $79,073 for the three months ended September 30, 2011 and 2010, respectively, and was $227,665 and $179,053 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2011 and December 31, 2010:

Intangible assets	September 30, 2011	December 31, 2010
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(4,847,003)	(4,234,371)
Intangible assets, net	$4,778,935	$5,391,567

Amortization expense for intangible assets was $206,454 and $206,454 for the three months ended September 30, 2011 and 2010, respectively, and was $612,632 and $699,252 for the nine months ended September 30, 2011 and 2010, respectively.

The future aggregate amortization expense for intangible assets, remaining as of September 30, 2011, is as follows:
Calendar Years	Future Amortization Expense
2011 (Three months)	$156,500
2012	476,450
2013	475,148
2014	475,148
2015	475,148
2016 & Beyond	2,720,541
Total	$4,778,935

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010:

Accrued Liabilities	September 30, 2011	December 31, 2010
Accrued taxes – payroll	$106,298	$106,299
Accrued compensation/benefits	151,970	48,078
Accrued insurance payable	81,219	74,603
Product rebates/returns	5,388	282
Other	5,709	7,224
Total accrued liabilities	$350,584	$236,486

NOTE 10.	CONVERTIBLE DEBT

On July 28, 2011, we completed a second convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Debt Offering”).  The convertible note for $125,000 will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  The Company may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.

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

On the date of issuance of the July 2011 convertible note, no portion of the proceeds was attributable to a beneficial conversion feature since the conversion price of the July 2011 convertible note exceeded the market price of the Company’s common stock.

Information relating to our convertible notes payable is as follows:

					As of September 30, 2011
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Fixed Conversion Price	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$11,363	$128,637

July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	21,947	103,053

Total	$265,000				$265,000	$33,310	$231,690

The amount of interest cost recognized from the two convertible notes outstanding was $5,724 and nil for the three months ended September 30, 2011 and 2010, respectively and was $6,376 and nil for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 11.	EQUITY TRANSACTIONS

Common Stock Transaction

On September 13, 2011, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which the Company may deliver a notice to Ironridge exercising its right to require Ironridge to purchase up to $969,000 of its common stock at a price per share equal to $0.50.  The purchase price is equal to 102% of the per share closing bid price of the Company’s common stock as reported on the NYSE Amex on the trading day on September 14, 2011.

On September 16, 2011, the Company provided notice to Ironridge for the purchase of 646,364 shares of common stock for $323,182 with Ironridge purchasing such shares of common stock with a secured promissory note.  On November 7, 2011, the Company provided notice to Ironridge for the purchase of 300,000 shares of common stock for $150,000 with Ironridge purchasing such shares of common stock with a secured promissory note.

Ironridge may pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note.  The promissory note bears interest at 1.5% per year calculated on a simple interest basis.  The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series A Agreement or if there are any shares of Series A Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, as more fully described in the note.

The Company’s right to deliver a tranche notice to Ironridge pursuant to the Common Stock Agreement is subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market (as such term is defined in the Common Stock Agreement), (ii) no uncured default exists under the Common Stock Agreement, and (iii) the Company’s representations and warranties set forth in the Common Stock Agreement are true and correct in all material respects.  The Company may not deliver a notice to Ironridge to purchase shares of its common stock if the total number of shares of common stock owned or deemed beneficially owned by Ironridge and its affiliates would result in Ironridge owning or being deemed to beneficially own more than 9.99% of all such common stock and other voting securities as would be outstanding on the date of exercise.

On August 22, 2011, we entered into a Finders Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of a financing event resulting from Maxim’s introduction of Ironridge.  The finder’s fee shall be due and payable on the date of closing and shall be paid in cash.

We completed the offering and sale of shares of common stock pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on September 15, 2011.

Preferred Stock Transaction

On September 13, 2011, the Company, entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global is committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  The Series A Stock is convertible at the option of the Company at a fixed conversion price of $0.70, which represented a premium of approximately 37% over the closing price prior to announcement of $0.51 per share.  The conversion price for the holder is fixed with no adjustment mechanisms, resets, or anti-dilution covenants, other than the customary adjustments for stock splits.  The conversion price if the Company elects to convert the Series A Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Under the terms of the Series A Agreement, from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series A Stock.  On September 20, 2011, Ironridge funded the initial purchase of 15 shares of Series A Stock for cash of $150,000.

In order to effect subsequent purchase closings under the Agreement, on November 8, 2011 the Company and Ironridge entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”).  Pursuant to the First Amendment, upon receipt of a notice from the Company, Ironridge Global is obligated to purchase additional Series A Stock in installments as follows:

▪	10 Series A Stock shares for $100,000 on November 9, 2011;

▪
25 Series A Stock shares for $250,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $750,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily volume-weighted average price (the “VWAP”) of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share; and

▪
15 Series A Stock shares for $150,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $450,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily VWAP of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share.

Ironridge Global's obligation to purchase the Series A Stock is subject to satisfaction of certain closing conditions, including but not limited to (i) that the Company’s common stock is listed for and trading on a trading market (as such term is defined in the Series A Agreement), (ii) no uncured default exists under the Series A Agreement, and (iii) the Company’s representations and warranties set forth in the Series A Agreement are true and correct in all material respects.

On August 22, 2011, we entered into a Finders Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of a financing event resulting from Maxim’s introduction of Ironridge.  The finder’s fee shall be due and payable on the date of closing and shall be paid in cash.

On September 13, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.  A summary of the Certificate of Designations is set forth below:

Ranking and Voting.  The Series A Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the Company’s common stock; (b) pari passu with respect to dividends and junior in right of liquidation with respect to any other class or series of Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. Holders of Series A Stock have no voting rights, except as required by law, and no preemptive rights. There are no sinking-fund provisions applicable to the Series A Stock.

Dividends and Other Distributions.  Commencing on the date of issuance of any such shares of Series A Stock, holders of Series A Stock are entitled to receive dividends on each outstanding share of Series A Stock, which accrue in shares of Series A Stock, at a rate equal to 7.50% per annum from the date of issuance.  Accrued dividends are payable upon redemption of the Series A Stock.  So long as any shares of Series A Stock are outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to the shares of common stock.

Liquidation.  Upon any liquidation, dissolution or winding up, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the holders of the Company’s common stock, the holders of Series A Stock shall be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount with respect to the Series A Liquidation Value, as defined below, after which any of the Company’s remaining assets will be distributed among the holders of the Company’s other classes or series of stock as applicable.

Redemption.  The Company may redeem any or all of the Series A Stock at any time after the seventh anniversary of the issuance date at the redemption price of $10,000 per share of Series A Stock, plus any accrued but unpaid dividends with respect to such shares of Series A Stock (the “Series A Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series A Stock, the Company may redeem the shares at any time after six-months from the issuance date at a price per share (the “Early Redemption Price”) equal to 100% of the Series A Liquidation Value divided by (b) the British Pound Sterling Exchange Rate, multiplied by (c) one plus the LIBOR Rate, multiplied by (d) the Rate Factor, for the first calendar month after the issuance date, and decreasing each calendar month thereafter by an amount equal to 0.595% of the Early Redemption Price for the first month.  Any capitalized defined terms that are undefined have been defined in the Series A Certificate of Designations.

In addition, if the Company liquidates, dissolves or winds-up its business, or engages in any deemed liquidation event, it must redeem the Series A Stock at the applicable early redemption price set forth above.

Conversion.  The Series A Stock is convertible into shares of the Company’s common stock at the Company’s option at any time after six-months from the date of issuance of the Series A Stock.  The conversion price for the holder is fixed at $0.70 per share with no adjustment mechanisms, resets, ratchets, or anti-dilution covenants other than the customary adjustments for stock splits.

If the Company elects to convert the Series A Stock into common stock, the Company will issue a number of conversion shares (the “Series A Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series A Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the 20 trading days following Ironridge Global's receipt of the conversion notice, provided, however, in no event shall the lower of (i) and (ii) be less than $0.001.

The Series A Stock automatically converts into common stock if the closing price of the Company’s common stock exceeds 150% of the Series A Conversion Price for any 20 consecutive trading days.  The Company will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series A Conversion Price.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2011, the Company had 6,469,063 shares of common stock issued and outstanding.

Preferred Stock

As of September 30, 2011, the Company had 15 shares of Series A preferred stock issued and outstanding.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2011 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2010	635,873	$6.69
Warrants issued	203,056	1.43
Warrants exercised	---	---
Warrants cancelled	(115,000)	12.70
Balance as of September 30, 2011	723,929	$4.26

Of the warrant shares subject to exercise as of September 30, 2011, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
December 6, 2011	111,335
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
Total	723,929

NOTE 13.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting common stock, convertible debt, convertible preferred stock, and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting common stock, convertible debt, convertible preferred stock, and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Warrants to purchase common stock	723,929	635,873
Stock options to purchase common stock	287,745	290,411
Unvested restricted common stock	1,096	6,336
Common stock issuable upon the assumed conversion of our convertible notes payable	219,908	---
Common stock issuable upon the assumed conversion of our convertible preferred stock	214,286	---
Total	1,446,964	932,620

NOTE 14.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three months ended September 30:

	2011 (4)	2010(4)
Incentive Stock Options
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended September 30, 2011 and 2010, respectively.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Incentive Stock Options
Quantity	---	---	1,334	6,667
Weighted average fair value per share	---	---	$1.15	$1.77
Fair value	---	---	$1,534	$11,819

Nonstatutory Stock Options
Quantity	---	---	---	120,000
Weighted average fair value per share	---	---	---	$1.91
Fair value	---	---	---	$229,711

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$13,442	$24,631	$39,888	$79,134
Selling, general and administrative	22,397	25,841	67,727	147,959
Total share-based compensation expense	$35,839	$50,472	$107,615	$227,093

At September 30, 2011, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $141,917.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2011 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2010	290,411	$16.76
Granted	1,334	1.50
Forfeited/cancelled	(4,000)	2.40
Exercised	---	---
Outstanding as of September 30, 2011	287,745	$16.89

The following table presents the stock option grants outstanding and exercisable as of September 30, 2011:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
180,005	$5.94	7.1	118,032	$7.74
37,669	23.73	5.8	37,669	23.73
58,737	36.57	3.0	56,617	36.65
11,334	66.04	5.5	11,334	66.04
287,745	$16.89	6.0	223,652	$20.70

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

The following table summarizes share-based compensation related to restricted stock awards for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$3,742	$7,778	$12,462	$24,972
Selling, general and administrative	2,652	(142)	8,830	47,522
Total share-based compensation expense	$6,394	$7,636	$21,292	$72,494

At September 30, 2011, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $18,698.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately two years.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of September 30, 2010 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	6,336	$14.23
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(5,240)	8.53
Outstanding as of September 30, 2011	1,096	$41.47

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, and on September 15, 2010, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of Common Stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, and 200,000 shares, respectively.

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

As of September 30, 2011, we had granted options to purchase 408,667 shares of Common Stock since the inception of the Incentive Plan, of which 287,745 were outstanding at a weighted average exercise price of $16.89 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 1,096 were outstanding.  As of September 30, 2011, there were 442,712 shares that remained available for future grant under our Incentive Plan.

NOTE 15.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of September 30, 2011 our current monthly lease obligation is $9,867, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments are as follows as of September 30, 2011:

Calendar Years	Future Lease Expense
2011 (Three months)	$31,834
2012	127,336
2013	38,529
2014	8,926
2015	744
Total	$207,369

Rent expense for our operating leases amounted to $33,083 and $28,916 for the three months ended September 30, 2011 and 2010, respectively, and $92,768 and $91,266 for the nine months ended September 30, 2011 and 2010, respectively.

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

Employment Agreements

As of September 30, 2011, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of September 30, 2011, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we are required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of September 30, 2011, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months,  and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we are required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.
Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2011, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of $20 and $40 million dollars of certain products, annual sales of $20 million dollars of any one certain product, and cumulative sales of such products of $50 and $100 million dollars.

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

NOTE 18.	SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which we consider to be the date of filing with the Securities and Exchange Commission.  No events have occurred that would require potential recognition or disclosure.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K, referred to as our 2010 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 31, 2011, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through the fourth quarter of 2011.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2010 Form 10-K under “Risks Associated with our Business”.

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

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in September 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, acute and chronic wounds.

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

Recent Developments

Notice from NYSE Amex

On September 21, 2011, the Company received a notice from the NYSE Amex (the “Exchange”) indicating that the Company is below certain of the Exchange’s continued listing standards due to the Company not being in compliance with Section 1003(a)(iii) of the Company Guide.  The Exchange Staff indicated that its review of the Company’s Form 10-Q for the period year ended June 30, 2011, indicates that the Company does not meet the provisions of Section 1003(a)(iii) since we reported stockholders’ equity of less than $6,000,000 at June 30, 2011 and have incurred losses from continuing operations and/or net losses in our five most recent fiscal years ended December 31, 2010.

We were afforded the opportunity to submit a plan of compliance to the Exchange by October 21, 2011 that demonstrates the Company’s ability to regain compliance with Section 1003(a)(iii) of the Company Guide by March 21, 2013.  The Company provided the Exchange with our plan of compliance by the required due date.  If the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Company Guide.

While the notification from NYSE Amex does not affect the current listing of the Company’s common stock, the failure of the NYSE Amex to accept our plan of compliance submitted is likely to result in the Company no longer being listed on the NYSE Amex.

Common Stock Transaction

On September 13, 2011, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which the Company may deliver a notice to Ironridge exercising its right to require Ironridge to purchase up to $969,000 of its common stock at a price per share equal to $0.50.  The purchase price is equal to 102% of the per share closing bid price of the Company’s common stock as reported on the NYSE Amex on the trading day on September 14, 2011.

On September 16, 2011, the Company provided notice to Ironridge for the purchase of 646,364 shares of common stock for $323,182 with Ironridge purchasing such shares of common stock with a secured promissory note (the “September 2011 Common Stock Offering”).  On November 7, 2011, the Company provided notice to Ironridge for the purchase of 300,000 shares of common stock for $150,000 with Ironridge purchasing such shares of common stock with a secured promissory note (the “November 2011 Common Stock Offering”).

Ironridge may pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note.  The promissory note bears interest at 1.5% per year calculated on a simple interest basis.  The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series A Agreement or if there are any shares of Series A Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, as more fully described in the note.

The Company’s right to deliver a tranche notice to Ironridge pursuant to the Common Stock Agreement is subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market (as such term is defined in the Common Stock Agreement), (ii) no uncured default exists under the Common Stock Agreement, and (iii) the Company’s representations and warranties set forth in the Common Stock Agreement are true and correct in all material respects.  The Company may not deliver a notice to Ironridge to purchase shares of its common stock if the total number of shares of common stock owned or deemed beneficially owned by Ironridge and its affiliates would result in Ironridge owning or being deemed to beneficially own more than 9.99% of all such common stock and other voting securities as would be outstanding on the date of exercise.

On August 22, 2011, we entered into a Finders Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of a financing event resulting from Maxim’s introduction of Ironridge.  The finder’s fee shall be due and payable on the date of closing and shall be paid in cash.

We completed the offering and sale of shares of common stock pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on September 15, 2011.

Preferred Stock Transaction

On September 13, 2011, the Company, entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global is committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  The Series A Stock is convertible at the option of the Company at a fixed conversion price of $0.70, which represented a premium of approximately 37% over the closing price prior to announcement of $0.51 per share.  The conversion price for the holder is fixed with no adjustment mechanisms, resets, or anti-dilution covenants, other than the customary adjustments for stock splits.  The conversion price if the Company elects to convert the Series A Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Under the terms of the Series A Agreement, from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series A Stock.  On September 20, 2011, Ironridge funded the initial purchase of 15 shares of Series A Stock for cash of $150,000 (the “September 2011 Preferred Stock Offering”).

In order to effect subsequent purchase closings under the Agreement, on November 8, 2011 the Company and Ironridge entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”).  Pursuant to the First Amendment, upon receipt of a notice from the Company, Ironridge Global is obligated to purchase additional Series A Stock in installments as follows:

▪	10 Series A Stock shares for $100,000 on November 9, 2011 (the “November 2011 Preferred Stock Offering”);

▪
25 Series A Stock shares for $250,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $750,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily volume-weighted average price (the “VWAP”) of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share; and

▪
15 Series A Stock shares for $150,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $450,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily VWAP of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share.

Ironridge Global's obligation to purchase the Series A Stock is subject to satisfaction of certain closing conditions, including but not limited to (i) that the Company’s common stock is listed for and trading on a trading market (as such term is defined in the Series A Agreement), (ii) no uncured default exists under the Series A Agreement, and (iii) the Company’s representations and warranties set forth in the Series A Agreement are true and correct in all material respects.

On August 22, 2011, we entered into a Finders Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of a financing event resulting from Maxim’s introduction of Ironridge.  The finder’s fee shall be due and payable on the date of closing and shall be paid in cash.

On September 13, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.  A summary of the Certificate of Designations is set forth below:

Ranking and Voting.  The Series A Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the Company’s common stock; (b) pari passu with respect to dividends and junior in right of liquidation with respect to any other class or series of Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. Holders of Series A Stock have no voting rights, except as required by law, and no preemptive rights. There are no sinking-fund provisions applicable to the Series A Stock.

Dividends and Other Distributions.  Commencing on the date of issuance of any such shares of Series A Stock, holders of Series A Stock are entitled to receive dividends on each outstanding share of Series A Stock, which accrue in shares of Series A Stock, at a rate equal to 7.50% per annum from the date of issuance.  Accrued dividends are payable upon redemption of the Series A Stock.  So long as any shares of Series A Stock are outstanding, no dividends or other distributions will be paid, delivered or set apart with respect to the shares of common stock.

Liquidation.  Upon any liquidation, dissolution or winding up, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the holders of the Company’s common stock, the holders of Series A Stock shall be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount with respect to the Series A Liquidation Value, as defined below, after which any of the Company’s remaining assets will be distributed among the holders of the Company’s other classes or series of stock as applicable.

Redemption.  The Company may redeem any or all of the Series A Stock at any time after the seventh anniversary of the issuance date at the redemption price of $10,000 per share of Series A Stock, plus any accrued but unpaid dividends with respect to such shares of Series A Stock (the “Series A Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series A Stock, the Company may redeem the shares at any time after six-months from the issuance date at a price per share (the “Early Redemption Price”) equal to 100% of the Series A Liquidation Value divided by (b) the British Pound Sterling Exchange Rate, multiplied by (c) one plus the LIBOR Rate, multiplied by (d) the Rate Factor, for the first calendar month after the issuance date, and decreasing each calendar month thereafter by an amount equal to 0.595% of the Early Redemption Price for the first month.  Any capitalized defined terms that are undefined have been defined in the Series A Certificate of Designations.

In addition, if the Company liquidates, dissolves or winds-up its business, or engages in any deemed liquidation event, it must redeem the Series A Stock at the applicable early redemption price set forth above.

Conversion.  The Series A Stock is convertible into shares of the Company’s common stock at the Company’s option at any time after six-months from the date of issuance of the Series A Stock.  The conversion price for the holder is fixed at $0.70 per share with no adjustment mechanisms, resets, ratchets, or anti-dilution covenants other than the customary adjustments for stock splits.

If the Company elects to convert the Series A Stock into common stock, the Company will issue a number of conversion shares (the “Series A Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series A Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the 20 trading days following Ironridge Global's receipt of the conversion notice, provided, however, in no event shall the lower of (i) and (ii) be less than $0.001.

The Series A Stock automatically converts into common stock if the closing price of the Company’s common stock exceeds 150% of the Series A Conversion Price for any 20 consecutive trading days.  The Company will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series A Conversion Price.

Convertible Debt Transaction

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

Comparison of the three months ended September 30, 2011 and 2010

Total Revenues

Revenues were $73,652 for the three months ended September 30, 2011, as compared to revenues of $61,617 for the three months ended September 30, 2010, and were comprised of licensing fees of approximately $6,000 from Altrazeal® and OraDisc™ licensing agreements, $19,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $49,000.

The third quarter 2011 revenues represent an overall increase of approximately $12,000 versus the comparative third quarter 2010 revenues.  The increase in revenues is primarily attributable to an increase of $14,000 in Altrazeal® product sales and an increase of $2,000 in OraDisc™ related licensing.  These revenue increases were partially offset by decrease of $4,000 in Aphthasol® royalties from our domestic distributor.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2011 was $11,065 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended September 30, 2010 was $6,416 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $233,087 for the three months ended September 30, 2011, including $17,184 in share-based compensation, compared to $295,781 for the three months ended September 30, 2010, which included $32,409 in share-based compensation.  The decrease of approximately $63,000 in research and development expenses was primarily due to lower costs for regulatory fees of $42,000, clinical testing for our wound care technologies of $11,000, and scientific compensation costs of $15,000 related to share-based compensation.  These expense decreases were partially offset by an increase in direct research costs of $5,000.

The direct research and development expenses for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
Technology	2011	2010
Wound care & nanoparticle	$30,822	$24,478
OraDisc™	3,292	3,000
Aphthasol® & other technologies	191	1,396
Total	$34,305	$28,874

Selling, General and Administrative

Selling, general and administrative expenses totaled $566,541 for the three months ended September 30, 2011, including $25,049 in share-based compensation, compared to $666,205 for the three months ended September 30, 2010, which included $25,699 in share-based compensation.

The decrease of approximately $100,000 in selling, general and administrative expenses was primarily due to lower costs for sales & marketing of $135,000 as a result of lower head count, reduced share-based compensation, and decreased marketing expenses, legal costs relating to our patents of $29,000, compensation costs of $4,000, insurance costs of $3,000, and operating costs of $5,000.  These expense decreases were partially offset by an increase in shareholder expenses relating to investor relations consulting of $61,000, corporate travel expenses of $11,000, and $4,000 of fees associated with the implementation of XBRL reporting for our filings with the SEC.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $206,454 for the three months ended September 30, 2011 as compared to $206,454 for the three months ended September 30, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended September 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense totaled $75,359 for the three months ended September 30, 2011 as compared to $79,073 for the three months ended September 30, 2010.  The decrease of approximately $4,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $1,857 for the three months ended September 30, 2011 as compared to $4,840 for the three months ended September 30, 2010.  The decrease of approximately $3,000 is attributable to a decrease in interest income resulting from imputed interest being recognized in 2010 associated with payments from the divestiture of the Zindaclin® technology in September 2010.

Interest Expense

Interest expense totaled $22,545 for the three months ended September 30, 2011 as compared to $20,650 for the three months ended September 30, 2010.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $2,000 is primarily attributable to costs associated with our convertible debt.

Comparison of the nine months ended September 30, 2011 and 2010

Total Revenues

Revenues were $229,009 for the nine months ended September 30, 2011, as compared to revenues of $528,481 for the nine months ended September 30, 2010, and were comprised of licensing fees of approximately $18,000 from Altrazeal® and OraDisc™ licensing agreements, $52,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $159,000.

The nine months ended September 30, 2011 revenues represent an overall decrease of approximately $299,000 versus the comparative nine months ended September 30, 2010 revenues.  The decrease in revenues is primarily attributable to a decrease of $138,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during the nine months ended September 30, 2011.  Also affecting the nine months ended September 30, 2011 revenues was a decrease of $174,000 in Zindaclin® related licensing and royalty fees due to our divestiture of this product in September 2010, a decrease of $43,000 in OraDisc™ related licensing due to the termination of the licensing and supply agreement with Meldex International in 2010, and a decrease of $6,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by an increase of $52,000 in Altrazeal® product sales and an increase of $10,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2011 was $35,545 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the nine months ended September 30, 2010 was $143,259 and consisted of $123,122 in costs associated with Aphthasol® and $20,137 in costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled $749,049 for the nine months ended September 30, 2011, including $52,350 in share-based compensation, compared to $948,960 for the nine months ended September 30, 2010, which included $104,106 in share-based compensation.  The decrease of approximately $200,000 in research and development expenses was primarily due to lower costs for regulatory fees of $133,000, clinical testing for our wound care technologies of $43,000, scientific compensation costs of $19,000, and regulatory consulting expenses of $17,000.  These expense decreases were partially offset by an increase in direct research costs of $12,000.

The direct research and development expenses for the nine months ended September 30, 2011 and 2010 were as follows:
	Nine Months Ended September 30,
Technology	2011	2010
Wound care & nanoparticle	$126,531	$72,577
OraDisc™	9,292	6,187
Aphthasol® & other technologies	4,807	50,041
Total	$140,630	$128,805

Selling, General and Administrative

Selling, general and administrative expenses totaled $1,779,045 for the nine months ended September 30, 2011, including $76,557 in share-based compensation, compared to $2,405,123 for the nine months ended September 30, 2010, which included $195,481 in share-based compensation.

The decrease of approximately $626,000 in selling, general and administrative expenses was primarily due to lower costs for compensation of $162,000 as a result of lower head count and reduced share-based compensation, sales & marketing costs of $284,000, legal costs relating to our patents of $88,000, commission expense of $30,000, legal fees of $30,000, director fees of $28,000, corporate travel expenses of $26,000, insurance costs of $22,000, accounting fees of $11,000 related to the audit fees for 2010, operating costs of $6,000, consulting expenses of $5,000, and occupancy costs of $3,000.  These expense decreases were partially offset by an increase in shareholder expenses of $56,000 relating to investor relations consulting and $13,000 of fees associated with the implementation of XBRL reporting for our filings with the SEC.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled $612,632 for the nine months ended September 30, 2011 as compared to $699,252 for the nine months ended September 30, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $87,000 is attributable to our divestiture of the Zindaclin® technology in September 2010.  There were no additional purchases of patents during the nine months ended September 30, 2011 and 2010, respectively.

Depreciation

Depreciation expense totaled $227,655 for the nine months ended September 30, 2011 as compared to $179,053 for the nine months ended September 30, 2010.  The increase of approximately $49,000 is attributable to placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled $9,484 for the nine months ended September 30, 2011 as compared to $5,555 for the nine months ended September 30, 2010.  The increase of approximately $4,000 is attributable to an increase in interest income as a result of imputed interest associated with future payments due to us from the divestiture of the Zindaclin® technology in June 2010.

Interest Expense

Interest expense totaled $48,839 for the nine months ended September 30, 2011 as compared to $37,138 for the nine months ended September 30, 2010.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $12,000 is primarily attributable to costs associated with our convertible debt.

Loss on Sale of Intangible Asset

Loss on sale of intangible assets was nil for the nine months ended September 30, 2011 as compared to $857,839 for the nine months ended September 30, 2010.  The nine months ended September 30, 2010 included the effect of our divestiture of the Zindaclin® intangible asset in June 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2011 our cash and cash equivalents were $106,989 which is a decrease of $534,452 as compared to our cash and cash equivalents at December 31, 2010 of $641,441.  Our working capital (current assets less current liabilities) was $(200,545) at September 30, 2011 as compared to our working capital at December 31, 2010 of $976,668.

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2011	2010
Operating activities	$(1,552,699)	$(1,897,136)
Investing activities	250,000	425,000
Financing activities	768,247	857,980
Net (Decrease) Increase in cash and cash equivalents	$(534,452)	$(614,156)

Operating Activities

For the nine months ended September 30, 2011, net cash used in operating activities was $1,552,699.  The principal components of net cash used for the nine months ended September 30, 2011 were our net loss of approximately $3,214,000, an increase of $134,000 in inventory related to the manufacture of Aphthasol®, and an increase of $26,000 in prepaid expenses.  Our net loss for the nine months ended September 30, 2011 included substantial non-cash charges of $948,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the nine months ended September 30, 2011 was partially offset by an increase in accounts payable of $658,000 due to timing of vendor payments, an increase in accrued expense of $114,000, an increase in deferred revenue of $82,000, an increase in accrued interest of $6,000 relating to our convertible debt, and a decrease in receivables of $13,000 due to collection activities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $250,000 and relates to the third payment, received in June 2011, from the divestiture of our Zindaclin® intangible asset.  The Company expects to receive an additional payment from the divestiture of Zindaclin® of $250,000 in June 2012.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $425,000 and relates to the proceeds received in June and September 2010 from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $768,247 and was comprised of $91,292 from the September 2011 Preferred Stock Offering, $411,990 from the January 2011 Offering, and $265,000 from the two convertible debt offerings, which occurred in June and July 2011.  The net cash provided by the aforementioned financing activities was partially offset by the Company’s repurchase of common stock associated with the Company’s reverse stock split on June 29, 2011 in the amount of $35.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $857,980 from the sale of common stock in February 2010.

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

As described under - Recent Developments above, on November 9, 2011, we closed the November 2011 Preferred Stock Offering and received net proceeds of $95,000, on September 20, 2011, closed the September 2011 Preferred Stock Offering and received aggregate net proceeds of $91,000 and on July 28, 2011 closed the July 2011 Debt Offering and received aggregate net proceeds of $125,000.  On September 16, 2011 and November 7, 2011 we closed the September 2011 Common Stock Offering and the November 2011 Common Stock Offering and received promissory notes for $323,182 and $150,000, respectively.

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

In February 2010, we completed another offering that constituted our second registered direct offering.  In this offering, we sold 333,333 shares of our common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to us).  In January 2011, we completed our third registered direct offering.  In this offering, we sold 333,333 shares of our common stock and warrants to purchase up to 116,667 shares of our common stock for aggregate gross proceeds of $0.5 million ($0.4 million approximate net proceeds to us).  The September 2011 Common Stock Offering constituted our fourth registered direct offering.  In the September 2011 Common Stock Offering we sold 646,364 shares of our common stock for aggregate gross proceeds of $0.3 million, with such proceeds in the form of a secured promissory note.  The November 2011 Common Stock Offering constituted our fifth registered direct offering.  In the November 2011 Common Stock Offering we sold 300,000 shares of our common stock for aggregate gross proceeds of $150,000, with such proceeds in the form of a secured promissory note.  As of September 30, 2011, approximately $21.6 million remains available under our 2009 shelf registration statement.

As of September 30, 2011, we had cash and cash equivalents of approximately $107,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2011 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the fourth quarter of 2011.  We do not expect any material changes in our capital expenditure spending in the fourth quarter of 2011.  However, we cannot be sure that our anticipated revenues will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2011, and as a result, there is substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2011, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, and two convertible note agreements with Kerry P. Gray.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$207,369	$127,336	$77,057	$2,976	$	---
Separation agreements	425,793	213,293	212,500	---		---
Convertible notes	344,500	26,193	318,307	---		---
Total contractual cash obligations	$977,662	$366,822	$607,864	$2,976	$	---

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through the fourth quarter of 2011, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2010 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At September 30, 2011 and December 31, 2010 our cash and cash equivalents totaled $106,989 and $641,441, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality banking institutions.

Concentration of credit risk with respect to trade accounts receivable is limited to certain customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2011 and at December 31, 2010.  As of September 30, 2011, five customers exceeded the 5% threshold, each customer with 36%, 23%, 11%, 7%, and 6%, respectively.  Three customers exceeded the 5% threshold at December 31, 2010, each customer with 56%, 19%, and 6%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

Our common stock is currently listed on New York Stock Exchange Amex LLC, or NYSE Amex.  Since we reported stockholders’ equity of less than $6,000,000 at June 30, 2011 and we have incurred losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2010, we received a notice, dated September 21, 2011, from the NYSE Amex (the “Exchange”) indicating that the Company is below certain of the Exchange’s continued listing standards due to the Company not being in compliance with Section 1003(a)(iii) of the Company Guide.

We were afforded the opportunity to submit a plan of compliance to the Exchange by October 21, 2011, that demonstrates the Company’s ability to regain compliance with Section 1003(a)(iii) of the Company Guide by March 21, 2013.  The Company provided the Exchange with our plan of compliance by the required due date.  If the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Company Guide.

While the notifications from NYSE Amex does not affect the current listing of the Company’s common stock, the failure of the NYSE Amex to accept our plan of compliance submitted, or in the event we are not able to meet other requirements necessary for continued listing on the NYSE Amex, our stock could be subject to delisting from NYSE Amex.  Delisting from the NYSE Amex could negatively effect the trading price of our stock and could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities.  In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.  The NYSE Amex can also, in its discretion, discontinue listing a company’s common stock pursuant to various other factors, including that the most recent independent public accountants’ opinion on the financial statements contains a qualified opinion or unqualified opinion with a “going concern” emphasis or the Company is unable to meet current debt obligations or to adequately finance operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock Purchase Agreement

On September 13, 2011, the Company entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global is committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  The Series A Stock is convertible at the option of the Company at a fixed conversion price of $0.70, which represented a premium of approximately 37% over the closing price prior to announcement of $0.51 per share.  The conversion price for the holder is fixed with no adjustment mechanisms, resets, or anti-dilution covenants, other than the customary adjustments for stock splits.  The conversion price if the Company elects to convert the Series A Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Under the terms of the Series A Agreement, from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series A Stock.  On September 20, 2011, Ironridge funded the initial purchase of 15 shares of Series A Stock for cash of $150,000.

In order to effect subsequent purchase closings under the Agreement, on November 8, 2011 the Company and Ironridge entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”).  Pursuant to the First Amendment, upon receipt of a notice from the Company, Ironridge Global is obligated to purchase additional Series A Stock in installments as follows:

▪	10 Series A Stock shares for $100,000 on November 9, 2011;

▪
25 Series A Stock shares for $250,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $750,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily VWAP of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share; and

▪
15 Series A Stock shares for $150,000 on the earlier of (i) 20 trading days after the prior closing date; and (ii) the number of trading days necessary for an aggregate of $450,000 of the Company’s common stock to trade on the NYSE Amex after the prior closing date, as reported by Bloomberg; in each case excluding any trading day on which the daily VWAP of the Company’s common stock, as reported by Bloomberg, is at or below $0.34 per share.

Ironridge Global's obligation to purchase the Series A Stock is subject to satisfaction of certain closing conditions, including but not limited to (i) that the Company’s common stock is listed for and trading on a trading market (as such term is defined in the Series A Agreement), (ii) no uncured default exists under the Series A Agreement, and (iii) the Company’s representations and warranties set forth in the Series A Agreement are true and correct in all material respects.

On August 22, 2011, we entered into a Finders Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of a financing event resulting from Maxim’s introduction of Ironridge.  The finder’s fee shall be due and payable on the date of closing and shall be paid in cash

The Company agreed to issue the Series A Stock in reliance upon the private placement exemption in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D thereunder.

Convertible Debt Offering

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

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.3		Certification of Designations of Series A Preferred Stock (included as part of Exhibit 10.5). (3)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (1)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (2)
10.1		Secured Convertible Subordinated Note dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (1)
10.2		Security Agreement dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (1)
10.3		Secured Convertible Subordinated Note dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (2)
10.4		Security Agreement dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (2)
10.5		Preferred Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global III, LLC. (3)
10.6		Common Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global IV, Ltd. (3)
10.7	*	First Amendment to Preferred Stock Purchase Agreement dated November 8, 2011 by and between ULURU Inc. and Ironridge Global III, LLC.
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	***
The following financial statements are from ULURU Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(2)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(3)		Incorporated by reference to the Company’s Form 8-K filed on September 15, 2011.
	*	Filed herewith.
**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

***
Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: November 14, 2011	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)