Form 10-K
period 2011-12-31
ULURU INC.
filed 2012-03-30
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $3,208,973 based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange Amex LLC on such date.

As of March 30, 2012, there were 8,086,398 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations beyond the second quarter of 2012, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this 2011 Annual Report on Form 10-K, particularly under “Risk Factors”, that we believe could cause actual results to differ materially from any forward-looking statement.

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

The regulatory status of Altrazeal® is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.  During 2011, we filed a 510(k) application to expand label claims to include pain.

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

On January 11, 2012, we executed a License and Supply Agreement with Melmed Holding AG (“Melmed”) to market Altrazeal ® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Under the terms of the Melmed Agreement, we will receive licensing fees of $250,000 in 2012, certain royalties on product sales within the territories, and will supply Altrazeal® at a price equal to 30% of the net sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

On September 8, 2010, we entered into a worldwide distribution agreement appointing Novartis Animal Health, Inc. as the exclusive distributor of a veterinary version of Altrazeal® for marketing to the animal health sector.  Under the terms of the agreement, we will supply Novartis Animal Health, Inc. with finished product for marketing in the global markets.  The agreement further states that other wound care products developed by us may also be covered by the agreement upon the mutual agreement of the parties.

On July 29, 2010, we received notification that Altrazeal® Transforming Powder Dressing had been granted CE Mark Certification.  The issuance of a CE Mark for Altrazeal® represents a significant milestone for the commercial expansion of our advanced woundcare product.

On June 28, 2010, we entered into a licensing and supply agreement with Jiangxi Aiqilin Pharmaceuticals Group Company, a corporation in China (“Aiqilin”), for the development and commercialization of Altrazeal® in China, including Hong Kong, Macau, and Taiwan.  Under the terms of the agreement, we will receive an upfront licensing payment, milestone payments based on certain regulatory approvals and on the achievement of certain cumulative product sales performance, and a royalty based on product sales.  Aiqilin has also been granted certain manufacturing rights.  The agreement covers Altrazeal®, Altrazeal® Silver, and Altrazeal® Collagen.

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

In November 2008, we executed an expanded European Agreement with Meda AB, Sweden for OraDisc™ A and Aphthasol® (5% amlexanox) paste for distribution into most major European markets. Meda AB paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.  Meda AB intends to apply for regulatory approval for OraDisc™ A in 2012.

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

In March 2007, we executed a Licensing and Supply Agreement for OraDisc™ B with Meldex International, for the territories of Europe and the Middle East. We received an upfront licensing fee and additional payments based on regulatory approval and commercial milestones.  In January 2010, we terminated the Licensing and Supply Agreement with Meldex International.  We are now pursuing a strategic partner for the commercialization of OraDisc™ B.

Marketing Relationships

For our commercialized products, we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Altrazeal®
Melmed Holding AG	▪	European Union, Australia, New Zealand, Middle East, and North Africa
Jiangxi Aiqilin Pharmaceuticals Group	▪	China

Derazil® (Altrazeal® - Veterinary)
Novartis Animal Health	▪	Worldwide

Amlexanox 5% paste and OraDisc™ A
Discus Dental Inc.	▪	United States
Meda AB	▪
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Turkey, Russia, and the Commonwealth of Independent States

EpiTan Pharmaceuticals	▪	Australia and New Zealand
KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand, and Singapore
Pharmascience Inc.	▪	Canada

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

The United States patents for our technologies and products expire in the years and during the date ranges indicated below:

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

The regulatory status of our principal products is as follows:

▪	Altrazeal® is a product approved for sale in the U.S. and the European Union (together with countries that recognize the CE mark);

▪	Other Altrazeal® products are currently in clinical and development phases;

▪	Nanoparticle aggregate product candidates are in the preclinical and clinical phase;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in the UK, Canada, and ten EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2012; and

▪	Our other OraDisc™ products are currently in the development phase.

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

Employees

As of December 31, 2011, we had 8 full-time employees, including 2 in sales and marketing, 2 in research and development (each with advanced scientific degrees), 3 in general and administration and 1 in manufacturing, quality, and service.  In addition, we use four contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

Name	Age	Position
Kerry P. Gray	59	President, Chief Executive Officer, Chairman
Terrance K. Wallberg	57	Vice President, Chief Financial Officer, Secretary, Treasurer
Daniel G. Moro	65	Vice President - Polymer Drug Delivery
John V. St. John, Ph.D.	41	Vice President - Research and Development

The following is a brief account of the business experience during the past five years of each executive officer and key employee of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Kerry P. Gray has served as one of our directors since March 2006 and currently serves as our President, and Chief Executive Officer.  Previously, Mr. Gray was the President and CEO and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at the Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

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

Daniel G. Moro has served as our Vice President - Polymer Drug Delivery since March 2006.  Previously, Mr. Moro served as Vice President-Polymer Drug Delivery at Access Pharmaceuticals, Inc. from September 2000 until October 2005. He managed various drug delivery projects related to Hydrogel polymers. He invented the mucoadhesive erodible drug delivery technology (OraDisc™) for the controlled administration of actives and is the co-inventor of our hydrogel nanoparticle aggregate technology.  Previously, Mr. Moro served as Vice President, Operations for a Division of National Patent Development Corporation (“NPDC”) which developed the soft contact lens. Prior to his operational experience, Mr. Moro spent 20 years at the NPDC as a senior research scientist and invented and commercialized several technologies, including a hydrogel burn and wound dressing and a subcutaneous retrievable drug delivery implant to treat prostate cancer. Mr. Moro has over twenty five years experience of pharmaceutical development and holds nine patents related to drug delivery applications, four of which have been commercialized.

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

Organizational History

We were incorporated on September 17, 1987 under the laws of the State of Nevada, originally under the name Casinos of the World, Inc.  From April 1993 to January 2002, the Company changed its name on four separate occasions, with Oxford Ventures, Inc. being the Company’s name on January 30, 2002.

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

On March 31, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change our name from "Oxford Ventures, Inc." to "ULURU Inc."  On the same date, we moved our executive offices to Addison, Texas.  Also on the same date, we acquired, through our wholly-owned subsidiary (Uluru Acquisition Corp.) a 100% ownership interest in ULURU Delaware through a merger of ULURU Delaware into Uluru Acquisition Corp.  We acquired ULURU Delaware in exchange for 11,000,000 shares of our common stock. As a result of this merger, the former shareholders of ULURU Delaware owned an aggregate of 92.8% of the issued and outstanding shares of our common stock and the pre-merger shareholders of ours owned an aggregate of 7.2% of the issued and outstanding shares of our common stock.  At the effective time of such merger, the members of the ULURU Delaware Board of Directors holding office immediately prior to such merger became our directors, and all persons holding offices of ULURU Delaware at the effective time continued to hold the same offices of the surviving corporation.  Simultaneously, ULURU Inc.'s directors and officers immediately prior to the closing of such merger resigned from all of their respective positions with us.

On May 31, 2006, ULURU Delaware filed a Certificate of Amendment to its Certificate of Incorporation in Delaware to change its name from "Uluru Inc." to "ULURU Delaware Inc."

On June 24, 2011, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation (the "Certificate of Amendment") in Nevada, effecting a reverse stock split of the Company's common stock, par value $0.001 per share, at a ratio of fifteen pre-reverse shares for one post-reverse share.  The reverse stock split was effective on June 29, 2011.  Our stockholders approved the Certificate of Amendment at the reconvened Annual Meeting of Stockholders on June 16, 2011, and our Board of Directors authorized the implementation of the reverse stock split on June 22, 2011.  As a result of this reverse stock split, our issued and outstanding common stock was reduced from 87,341,709 pre-reverse shares of common stock to 5,822,699 post-reverse shares of common stock.  Any fractional shares that resulted from the reverse stock split were paid in cash to the stockholder.

On September 13, 2011, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.

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

Risks Related to Our Operations

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the year ended December 31, 2011, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2011, were prepared on a going concern basis in accordance with United States generally accepted accounting principles.  The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.  Our management and our independent registered public accounting firm have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.  If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our cash and cash equivalents may not be sufficient to fund our operations beyond the second quarter of 2012.

Assuming our current costs of operations remain relatively unchanged over the next several months, our present cash and cash equivalents, together with anticipated proceeds from the sale of our equities,  may not be sufficient to fund our operations beyond the second quarter of 2012.  Unless we are able to raise additional funds from our financing efforts prior to such time, we may not be able to support our operations and may be forced to cease operations and dissolve the Company.  Although we believe that we have been prudent in this assessment of the rate at which its cash and cash equivalents may be expended, no assurance can be given that such assessment will prove accurate and readers are therefore cautioned not to place undue reliance thereon.

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

We are marketing and selling Altrazeal® through a combination of our own sales force and a network of independent sales representatives (“ISR’s”) in the United States.  If we are unable to establish the capabilities to sell, market and distribute Altrazeal®, either through our own sales force, our existing ISR capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal®. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own sales force, our ISR capabilities, or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire ISR’s or qualified sales and marketing personnel we need in the United States to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Altrazeal®. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of Altrazeal®. We cannot guarantee that we will be successful in commercializing Altrazeal®.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the research, development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, in addition to our existing relationships with other parties.  Specifically, we may need to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products.  Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.  Our ability to successfully commercialize, and market our products and product candidates could be limited if a number of our existing relationships were terminated.

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

Risks from the improper conduct of employees, agents or contractors or collaborators could adversely affect our business or reputation.

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and privacy laws. Such improper actions could subject us to civil or criminal investigations, monetary and injunctive penalties and could adversely impact our ability to conduct business, results of operations, and reputation.

Our business is subject to increasingly complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.

We are subject to changing rules and regulations of various federal and state governmental authorities as well as the stock exchange on which our Common Stock is listed. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission ( the “SEC”) have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as shareholder approval of executive compensation (so-called “say on pay”) and proxy access.  On January 25, 2011, the SEC adopted final rules concerning “say on pay”. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities

Risks Related to Our Intellectual Property

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

Risks Related to Our Common Stock

An investment in our common stock may be less attractive because it is not traded on a recognized public market.

On March 12, 2012, we notified the NYSE Amex LLC (the “Exchange”) of our intention to file a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”), on March 22, 2012, to effect the voluntary delisting of our common stock from the Exchange as we intend to move to the OTCQB™ marketplace (the “OTCQB”), operated by the OTC Markets Group.

On March 22, 2012, we filed the Form 25 with the SEC and have made arrangements for our common stock to begin quotation and trading on the OTCQB, as of market open, on April 2, 2012.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  The OTCQB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Our common stock is subject to "penny stock" regulations and restrictions on initial and secondary broker-dealer sales.

The SEC has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock.  The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market.

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

Provisions of our Certificate of Incorporation and Bylaws may make it more difficult for a third party to acquire control of our Company, even if a change in control would benefit our stockholders.  In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including for example, rights to convert into our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future.  The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us.  This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock.

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

Future sales of our common stock may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issued upon conversion of our Series A Convertible Preferred Stock and our two Secured Convertible Subordinated Notes.

We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.  If we sell shares in the future, the prices at which we sell these future shares will vary, and these variations may be significant.  Purchasers of the shares we sell pursuant to future offerings, as well as our existing stockholders, will experience significant dilution if we sell these future shares at prices significantly below the price at which previous shareholders invested.

We have issued and outstanding shares of Series A Convertible Preferred Stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Convertible Preferred Stock grants the holders of such preferred stock dividend and liquidations rights that are superior to those held by the holders of our common stock.

There can be no assurance if we will receive any cash proceeds from the sale of common stock to Ironridge Global.

Under the terms of the Common Stock Purchase Agreement, Ironridge Global elected to pay for the shares of common stock by issuing to us a secured promissory note.  Therefore, it is possible that the promissory note may not be paid upon maturity, and that we may be unable to perfect or collect upon some or all of the underlying collateral.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we did not own any real property.  We entered into a lease on January 31, 2006, which commenced on April 1, 2006, for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of December 31, 2011, our current monthly lease obligation is $9,867, which is inclusive of monthly operating expenses.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.	LEGAL PROCEEDINGS

We were served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for us.  We deny all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  We have also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and are seeking monetary damages.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began trading on the NYSE Amex, LLC (the “Exchange”) exchange under the symbol “ULU” on July 26, 2007.  From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the Exchange from January 1, 2009 through December 31, 2011.

Year Ended December 31, 2011	High	Low
First Quarter	$1.80	$0.90
Second Quarter	$1.20	$0.59
Third Quarter	$0.98	$0.27
Fourth Quarter	$0.42	$0.19

Year Ended December 31, 2010
First Quarter	$3.90	$2.55
Second Quarter	$2.85	$1.20
Third Quarter	$2.25	$1.50
Fourth Quarter	$1.80	$1.20

Year Ended December 31, 2009
First Quarter	$6.00	$1.95
Second Quarter	$4.35	$2.25
Third Quarter	$3.75	$1.50
Fourth Quarter	$3.60	$1.80

All per share prices in this table have been retroactively adjusted to reflect the effect of our reverse stock split, on a 15 for 1 basis, effective June 29, 2011.

Transition from NYSE Amex to the OTCQB marketplace

On March 12, 2012, we notified the Exchange of our intention to file a Form 25 with the SEC, on March 22, 2012, to effect the voluntary delisting of our common stock from the Exchange as we intend to move to the OTCQB™ marketplace, operated by the OTC Markets Group.  On March 22, 2012, we filed the Form 25 with the SEC and have made arrangements for our common stock to begin quotation and trading on the OTCQB, as of market open, on April 2, 2012.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.

Holders of Common Stock

As of March 30, 2012, there were approximately 25 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  Accordingly, we believe the number of actual shareholders of our common stock exceeds the number of registered shareholders.  As of March 30, 2012, there were 200,000,000 shares of common stock authorized and 8,086,398 shares of common stock issued and outstanding.

The last sales price of our common stock on March 30, 2012 was $0.27 per share as quoted on the NYSE Amex.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In March 2006, our board of directors (“Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (“Incentive Plan”), which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.

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

As of December 31, 2011, we had granted options to purchase 408,667 shares of Common Stock since the inception of the Incentive Plan, of which 287,745 were outstanding at a weighted average exercise price of $16.89 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 1,096 were outstanding.  As of December 31, 2011, there were 442,712 shares that remained available for future grant under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	287,745	$16.89	442,712

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	287,745	$16.89	442,712

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to penetration rates, the uncertainties associated with research and development activities, clinical trials, the timing of and our ability to achieve regulatory approvals, dependence on others to market our licensed products, collaborations, future cash flow, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to raise additional financing to sustain our operations, and other risks described below as well as those discussed elsewhere in this Form 10-K, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.

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

Recent Developments

License Agreement

On January 11, 2012, we executed a License and Supply Agreement (the “Melmed Agreement”) with Melmed Holding AG to market Altrazeal ® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Under the terms of the Melmed Agreement, we will receive licensing fees of $250,000 in 2012, certain royalties on product sales within the territories, and will supply Altrazeal® at a price equal to 30% of the net sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

Preferred Stock Transaction

On September 13, 2011, we entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  The Series A Stock is convertible at the option of the Company at a fixed conversion price of $0.70.  The conversion price for the holder is fixed with no adjustment mechanisms, resets, or anti-dilution covenants, other than the customary adjustments for stock splits.  The conversion price, if we elect to convert the Series A Stock, is subject to adjustment based on the market price of our common stock and any applicable early redemption price at the time we convert.

Under the terms of the Series A Agreement, on September 20, 2011, we presented Ironridge Global with our initial notice to purchase Series A Stock and Ironridge Global funded the purchase of 15 shares of Series A Stock for cash of $150,000.  On November 8, 2011, we and Ironridge Global entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) for the purpose of revising certain terms and conditions contained in the Series A Agreement, to include an updated schedule for the timing and number of shares for certain purchase obligations, the option by us to set the per share price of the Series A Stock below $10,000 subject to certain calculations, and to define certain terms contained therein.  Pursuant to the First Amendment, we presented Ironridge Global with notice and Ironridge Global funded the purchase of additional Series A Stock in installments as follows:

▪	10 Series A Stock shares for $100,000 on November 9, 2011;
▪	25 Series A Stock shares for $148,750 on January 13, 2012; and
▪	15 Series A Stock shares for $141,525 on January 23, 2012.

On August 22, 2011, we entered into a Finder’s Fee and Indemnity Agreement with Maxim to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We paid Maxim a finder’s fee, in cash, equal to 5% of the total cash consideration paid to us as a result of each preferred stock financing event resulting from Maxim’s introduction of Ironridge Global.

Common Stock Transaction

On September 13, 2011, we entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which we delivered four notices to Ironridge exercising our right to require Ironridge to purchase up to $969,000 of our common stock at a price per share equal to $0.50.

We presented the notices to Ironridge for the purchase of common stock, with Ironridge purchasing each tranche of shares of common stock with a promissory note, as follows:

▪	646,364 shares of common stock for $323,182 on September 16, 2011;
▪	300,000 shares of common stock for $150,000 on November 7, 2011;
▪	500,000 shares of common stock for $250,000 on December 22, 2011; and
▪	491,636 shares of common stock for $245,818 on January 12, 2012.

The promissory notes bear interest at 1.5% per year calculated on a simple interest basis.  The entire principal balance and interest thereon is due and payable seven and one-half years from the date of each promissory note, but no payments are due so long as we are in default under the Common Stock Agreement or the Series A Agreement or if there are any shares of Series A Stock issued or outstanding. Each promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, as more fully described in the note.

We completed the offering and sale of shares of common stock to Ironridge pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on September 15, 2011.

We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of the cash proceeds received from Ironridge.

Convertible Debt Transactions

On June 13, 2011, we completed an initial convertible debt financing with Kerry P. Gray, our Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note of $140,000 bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of our common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 166,667 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of our common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

On July 28, 2011, we completed a second convertible debt financing with Kerry P. Gray, our Chairman, President, and Chief Executive Officer (the “July 2011 Debt Offering”).  The convertible note of $125,000 bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of our common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of our common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.

The securities issuable on conversion of each note have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  In connection with the foregoing issuance, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offering and sale was made to a single person, who is an accredited investor, and transfer is restricted by us in accordance with the requirements of the Securities Act.

Transition from NYSE Amex to OTCQB marketplace

On March 12, 2012, we notified the NYSE Amex LLC (the “Exchange”) of our intention to file a Form 25 with the U.S. Securities and Exchange Commission (the “SEC”) to effect the voluntary delisting of our common stock from the Exchange as we intend to move to the OTCQB™ marketplace, operated by the OTC Markets Group.

Despite the Exchange’s recent notice on February 3, 2012 indicating that the Exchange had accepted our plans of compliance and granted us an extension until April 2, 2012 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Exchange’s Company Guide and an extension until March 21, 2013 to regain compliance with the continued listing standards of Section 1003(a)(iii) of the Exchange’s Company Guide, our management and Board of Directors, on March 9, 2012, determined that it is in our best interest to voluntarily delist our common stock from the Exchange.  We filed the Form 25 with the SEC on March 22, 2012.  We intend to continue to file reports pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

We have made arrangements for our common stock to begin quotation and trading on the OTCQB, as of market open, on April 2, 2012.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  We believe that the transition to the OTCQB will save expenses and should allow for a continued orderly trading market of our common stock as we continue to execute our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide partial funding for operations.  As of December 31, 2011 our cash and cash equivalents were $46,620 which is a decrease of $594,821 as compared to our cash and cash equivalents at December 31, 2010 of $641,441.  Our working capital (current assets less current liabilities) was $(704,411) at December 31, 2011 as compared to our working capital at December 31, 2010 of $976,668.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2011	2010
Operating activities	$(1,691,766)	$(2,700,716)
Investing activities	250,000	550,000
Financing activities	846,945	857,980
Net decrease in cash and cash equivalents	$(594,821)	$(1,292,736)

Operating Activities

For the year ended December 31, 2011, net cash used in operating activities was approximately $1,692,000.  The principal component of net cash used for the year ended December 31, 2011 was our net loss of approximately $4,070,000.  Our net loss for the year ended December 31, 2011 included substantial non-cash charges of $1,249,000 in the form of share-based compensation, amortization of patents, depreciation, and debt discount.  Additional uses of our net cash included an increase of $11,000 in other receivable due to recognition of imputed interest and $39,000 for the cancellation of warrants issued for services.

The aforementioned net cash used for the year ended December 31, 2011 was partially offset by an increase in accounts payable of $882,000 due to timing of vendor payments, an increase in accrued liabilities of $140,000, an increase in deferred revenues of $77,000, an increase in accrued interest of $13,000, a decrease in accounts receivable of $29,000 due to collection activities, a decrease in inventory of $19,000 due to product sales and inventory valuation, a decrease in prepaid expenses of $4,000 due to expense amortization, and $15,000 for common stock issued for services.

For the year ended December 31, 2010, net cash used in operating activities was approximately $2,701,000.  The principal component of net cash used for the year ended December 31, 2010 stems from our net loss of approximately $5,035,000.  The net loss for the year ended December 31, 2010 included a loss of $858,000 from the sale of intangible assets related to the Zindaclin® product and substantial non-cash charges of $1,567,000 in the form of share-based compensation, amortization of patents, and depreciation.  Additional uses of our net cash included a decrease of $750,000 in deferred revenue as we recognized unamortized licensing fees from the termination of the licensing and supply agreement with Meldex International.  These uses of net cash were partially offset by an increase in accounts payable of $141,000 due to timing of vendor payments, an increase in accrued liabilities of $21,000, a decrease in prepaid expenses of $168,000 due to expense amortization, a decrease in accounts receivable of $136,000 due to collection activities, and a decrease in inventory of $191,000 due to product sales and inventory valuation.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2011 was $250,000 and relates to the partial proceeds received in June 2011 from the divestiture of our Zindaclin® intangible assets.  We expect to receive the final payment of $250,000 from the divestiture of Zindaclin® in June 2012.

Net cash provided by investing activities during the year ended December 31, 2010 was $550,000 and relates to the partial proceeds received in June, September, and November 2010 from the divestiture of our Zindaclin® intangible assets.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2011 was approximately $847,000 and was comprised of (i) $412,000 from the net proceeds of our sale of common stock in January 2011, (ii) $170,000 from the net proceeds of our sale of preferred stock in September and November 2011, and (iii) $265,000 from the net proceeds of secured convertible debt financings in June and July 2011.

Net cash provided by financing activities during the year ended December 31, 2010 was approximately $858,000 from the net proceeds of our sale of common stock in February 2010.

Liquidity

In July 2009, we restructured our operations in efforts to reduce operating expenses, optimize operations, and to conserve the necessary cash to further our business plan.  These conservation efforts were in place during 2010 and 2011 and will continue to be in effect as part of our strategic plan for 2012.  Currently, a core management group is being supplemented by a small selection of external consultants to support our primary business activities.  Selling efforts for Altrazeal® are continuing with our own sales force and a network of independent sales representatives throughout the country.

We continue to seek strategic relationships whereby we can more effectively maximize the revenue potential of Altrazeal®, future product candidates, as well as continuing, with the assistance of an investment bank, to explore future fundraising and through the sale of non-core assets.

During the past eighteen months we have closed the following equity and debt offerings:

Preferred Stock

In September 2011, November 2011, and January 2012, we closed preferred stock offerings with Ironridge Global III, LLC.  In these offerings, we sold 65 shares of our Series A preferred stock for aggregate gross proceeds of $540,000 ($461,000 approximate net proceeds to us).

Secured Convertible Debt

In June 2011 and July 2011, we closed secured convertible debt financings with Kerry P. Gray and received aggregate net proceeds of $140,000 and $125,000, respectively.

Common Stock

In January 2011, we closed the January 2011 Common Stock Offering.  In this offering, we sold 333,333 shares of our common stock and warrants to purchase up to 116,667 shares of our common stock for aggregate gross proceeds of $500,000 ($412,000 approximate net proceeds to us);

In September 2011, November 2011, December 2011, and January 2012, we closed common stock offerings with Ironridge Global IV, Ltd.  In these offerings, we sold 1,938,000 shares of our common stock for aggregate gross proceeds of $969,000 with such proceeds in the form of secured promissory notes.

We have an effective registration statement allowing for the issuance of up to $25 million in securities.  Management has utilized this shelf registration statement in connection with the following offerings:

▪	November 2009
Initial registered direct offering of 714,298 shares of our common stock and warrants to purchase up to 357,155 shares of our common stock for aggregate gross proceeds of $1.5 million ($1.3 million approximate net proceeds to us);

▪	February 2010	Second registered direct offering of 333,333 shares of our common stock for aggregate gross proceeds of $1 million ($0.9 million approximate net proceeds to us);
▪	January 2011
Third registered direct offering of 333,333 shares of our common stock and warrants to purchase up to 116,667 shares of our common stock for aggregate gross proceeds of $0.5 million ($0.4 million approximate net proceeds to us);

▪	September 2011
Fourth registered direct offering of 646,364 shares of our common stock with Ironridge Global IV, Ltd for aggregate gross proceeds of approximately $0.3 million, with such proceeds in the form of a secured promissory note;

▪	November 2011
Fifth registered direct offering of 300,000 shares of our common stock with Ironridge Global IV, Ltd for aggregate gross proceeds of approximately $0.2 million, with such proceeds in the form of a secured promissory note;

▪	December 2011
Sixth registered direct offering of 500,000 shares of our common stock with Ironridge Global IV, Ltd for aggregate gross proceeds of approximately $0.2 million, with such proceeds in the form of a secured promissory note; and

▪	January 2012
Seventh registered direct offering of 491,636 shares of our common stock with Ironridge Global IV, Ltd for aggregate gross proceeds of approximately $0.2 million, with such proceeds in the form of a secured promissory note.

As of January 31, 2012, approximately $21.0 million remains available under our 2009 shelf registration statement.

As of January 31, 2012, we had cash and cash equivalents of approximately $215,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2012 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the second quarter of 2012.  We do not expect any material changes in our capital expenditure spending during 2012.  However, we cannot be sure that our anticipated revenues will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2011, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, and separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, and two convertible promissory note agreements with Kerry. G. Gray.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$175,534	$127,335	$47,455	$744	$	---
Separation agreements	388,582	213,582	175,000	---		---
Convertible notes	344,500	26,193	318,307	---		---
Total contractual cash obligations	$908,616	$367,110	$540,762	$744	$	---

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements.

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

Comparison of the year ended December 31, 2011 and 2010

Total Revenues

Our revenues totaled approximately $485,000 for the year ended December 31, 2011, as compared to revenues of approximately $1,557,000 for the year ended December 31, 2010, and were comprised of licensing fees of approximately $23,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of approximately $69,000 from sale of Aphthasol® by our domestic distributor, and product sales of approximately $205,000 for Altrazeal® and $188,000 for Aphthasol®.

The year ended December 31, 2011 revenues represent an overall decrease of approximately $1,072,000 versus the comparative 2010 revenues.  The decrease in revenues is primarily attributable to a decrease of $988,000 in OraDisc™ related licensing due to the termination of the licensing and supply agreement with Meldex International in 2010, a decrease of $186,000 in Zindaclin® related licensing and royalty fees due to our divestiture of this product in September 2010, and a decrease of $3,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by an increase of $50,000 in Aphthasol® product sales, an increase of $45,000 in Altrazeal® product sales, and an increase of $10,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2011 was approximately $203,000 and consisted of $159,000 in costs associated with Aphthasol® and $44,000 in costs associated with Altrazeal®.  Cost of goods sold for the year ended December 31, 2010 was approximately $153,000 and consisted of $123,000 in costs associated with Aphthasol® and $30,000 in costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $947,000 for the year ended December 31, 2011, which included $70,000 of share-based compensation, compared to approximately $1,258,000 for the year ended December 31, 2009, which included $136,000 of share-based compensation.  The decrease of approximately $311,000 in research and development expenses was due primarily to lower costs for regulatory fees of $140,000, direct research costs of $73,000, clinical testing costs for our wound care technologies of $46,000, scientific compensation costs of $30,000, and regulatory consulting expenses of $22,000.

The direct research and development expenses for the years ended December 31, 2011 and 2010 were as follows:
	Year Ended December 31,
Technology	2011	2010
Wound care & Nanoflex®	$135,000	$169,000
OraDisc™	15,000	9,000
Aphthasol® & other technologies	7,000	52,000
Total	$157,000	$230,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $2,277,000 for the year ended December 31, 2011, which included $102,000 of share-based compensation, compared to approximately $3,120,000 for the year ended December 31, 2010, which included $230,000 in share-based compensation.

The decrease of approximately $843,000 in selling, general and administrative expenses was primarily due to lower costs for compensation of $183,000 as a result of lower head count and reduced share-based compensation, sales & marketing costs of $348,000 due to a revised marketing plan, legal costs relating to our patents of $158,000, commission expense of $30,000, legal fees of $13,000, director fees of $30,000, corporate travel expenses of $32,000, insurance costs of $22,000, accounting fees of $15,000, shareholder expenses of $11,000 relating to investor relations consulting, operating costs of $5,000, consulting expenses of $6,000, and occupancy costs of $3,000.  These expense decreases were partially offset by $13,000 of fees associated with the implementation of XBRL reporting for our filings with the SEC.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $769,000 for the year ended December 31, 2011 as compared to approximately $906,000 for the year ended December 31, 2010.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $137,000 is attributable to our divestiture of the Zindaclin® technology in June 2010.  There were no purchases of patents during the years ended December 31, 2011 and 2010.

Depreciation

Depreciation expense totaled approximately $303,000 for the year ended December 31, 2011 as compared to approximately $256,000 for the year ended December 31, 2010.  The increase of approximately $47,000 is attributable to our purchase of additional equipment during 2009 and placing certain manufacturing equipment into service in July 2010.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $11,000 for the year ended December 31, 2011 as compared to approximately $10,000 for the year ended December 31, 2010.  The increase of approximately $1,000 is attributable to an increase in interest income as a result of imputed interest associated with future payments due to us from the divestiture of the Zindaclin® technology in June 2010.

Interest Expense

Interest expense totaled approximately $67,000 for the year ended December 31, 2011 as compared to approximately $51,000 for the year ended December 31, 2010.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $16,000 is primarily attributable to costs associated with our convertible debt.

Loss on Sale of Intangible Assets

There were no intangible asset divestitures for the year ended December 31, 2011.  For the year ended December 31, 2010, there was a loss on sale of intangible assets totaling approximately $858,000 and consisted of the divestiture of our Zindaclin® intangible assets in June 2010.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2011 and 2010, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2011, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At December 31, 2011 and December 31, 2010 our cash and cash equivalents totaled $46,620 and $641,441, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2011 and at December 31, 2010.  As of December 31, 2011, four customers exceeded the 5% threshold, each customer with 36%, 24%, 14%, and 6%, respectively.  Three customers exceeded the 5% threshold at December 31, 2010, each customer with 56%, 19%, and 6%, respectively.  We believe that the customer accounts are fully collectible as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2011 our internal control over financial reporting is effective based on those criteria.

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

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2012 Annual Meeting of Stockholders to be held on June 14, 2012 (our “2012 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert serving on the Audit Committee, will be set forth in the Audit Committee segment of our 2012 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning our executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees”.

Corporate Governance

Information concerning certain corporate governance matters will appear in our 2012 Proxy Statement under “Corporate Governance Matters”, “Meetings of the Board and Certain Committees”, “Compensation Committee Discussion on Executive Compensation”, and “Report of the Audit Committee”.  These portions will be contained in our 2012 Proxy Statement and are incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth in the “Section 16(a) Beneficial Ownership Reporting Compliance” segment of our 2012 Proxy Statement and is incorporated herein by reference.

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

The information concerning executive compensation for the Company required under this Item will be contained in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item will be contained in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item will be contained in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item will be contained in our 2012 Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	F - 1
		Consolidated Balance Sheets as of December 31, 2011 and 2010	F - 2
		Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F - 3
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010	F - 4
		Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F - 5
		Notes to Consolidated Financial Statements	F - 6

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 30, 2012	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: March 30, 2012	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ William W. Crouse
William W. Crouse, Director

Date: March 30, 2012	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 30, 2012	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 30, 2012	/s/ Jeffrey A. Stone
Jeffrey A. Stone, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007. (7)
3.2		Amended and Restated Bylaws dated December 5, 2008. (8)
3.3		Certificate of Designations of Series A Preferred Stock. (18)
4.1		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (13)
4.2		Common Stock Purchase Warrants dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (16)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (17)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (18)
10.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
10.2		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.4		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.5		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.6		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.7		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.8		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.9	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.10	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.11		Agreement dated August 30, 2006 by and between Uluru Inc. and ULURU Delaware Inc. (4)
10.12	*	Uluru Inc. 2006 Equity Incentive Plan. (2)
10.13		Agreement dated December 6, 2006 by and among the Registrant, ULURU Delaware Inc., Prenox, LLC, and Cornell Capital, LP. (5)
10.14		Common Stock Purchase Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.15		Investor Rights Agreement dated December 6, 2006 by and among the Registrant and the purchasers’ party thereto. (5)
10.16		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (5)
10.17	*	Employment Agreement dated December 1, 2006 by and between ULURU Delaware Inc. and John V. St. John, PhD. (6)
10.18		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (9)
10.19	*	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray. (10)
10.20		Indemnification Agreements dated July 10, 2009 by and between ULURU Inc. and its current directors. (11)
10.21		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (12)
10.22		Engagement letter dated November 9, 2009 by and between ULURU Inc. and Rodman & Renshaw, LLC. (13)
10.23		Securities and Purchase Agreement dated November 11, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (13)
10.24		Securities and Purchase Agreement dated February 2, 2010 by and between ULURU Inc. and the purchasers’ party thereto. (14)
10.25	*	Separation Agreement dated June 4, 2010 by and between ULURU Inc. and Renaat Van den Hooff. (15)
10.26		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (15)
10.27		Securities and Purchase Agreement dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto.(16)
10.28		Secured Convertible Subordinated Note dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (17)
10.29		Security Agreement dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (17)
10.30		Secured Convertible Subordinated Note dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (18)
10.31		Security Agreement dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (18)
10.32		Preferred Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global III, LLC. (19)
10.33		Common Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global IV, Ltd. (19)
10.34		First Amendment to Preferred Stock Purchase Agreement dated November 8, 2011 by and between ULURU Inc. and Ironridge Global III, LLC. (20)
10.35	**	License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG.
10.36	**	Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG.
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form 10-QSB filed on November 20, 2006.
(5)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(6)		Incorporated by reference to the Company’s Form SB-2/A Registration Statement filed on February 9, 2007.
(7)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(8)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(9)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(10)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009.
(11)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(12)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(13)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(14)		Incorporated by reference to the Company’s Form 8-K filed on February 3, 2010.
(15)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(16)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(17)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(18)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(19)		Incorporated by reference to the Company’s Form 8-K filed on September 15, 2011.
(20)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2011.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
***
Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 30, 2012

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$46,620	$641,441
Accounts receivable, net	45,421	74,466
Other receivable, current portion	246,410	246,430
Inventory	799,483	818,304
Prepaid expenses and deferred charges	211,522	215,624
Total Current Assets	1,349,456	1,996,265

Property, Equipment and Leasehold Improvements, net	1,072,460	1,375,484

Other Assets
Intangible assets, net	4,622,435	5,391,567
Other receivable, net of current portion	---	239,128
Deposits	18,069	18,069
Total Other Assets	4,640,504	5,648,764

TOTAL ASSETS	$7,062,420	$9,020,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,640,211	$758,578
Accrued liabilities	376,542	236,486
Accrued interest	13,053	---
Deferred revenue, current portion	24,061	24,533
Total Current Liabilities	2,053,867	1,019,597

Long Term Liabilities
Convertible note payable, net of unamortized debt discount	234,882	---
Deferred revenue, net of current portion	672,282	594,653
Total Long Term Liabilities	907,164	594,653

TOTAL LIABILITIES	2,961,031	1,614,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock – $0.001 par value; 20,000 shares authorized;
1,000 shares designated Series A Preferred Stock; 25 and 0 shares issued and outstanding, aggregate liquidation value of $254,387 and $0, at December 31, 2011 and December 31, 2010, respectively	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
7,269,063 and 5,474,482 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	7,269	5,474
Additional paid-in capital	49,750,792	48,257,937
Promissory notes receivable and accrued interest	(725,045)	---
Accumulated (deficit)	(44,931,627)	(40,857,148)
TOTAL STOCKHOLDERS’ EQUITY	4,101,389	7,406,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,062,420	$9,020,513

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
REVENUES
License fees	$22,843	$1,099,554
Royalty income	68,656	158,464
Product sales, net	393,037	299,339
Total Revenues	484,536	1,557,357

COSTS AND EXPENSES
Cost of goods sold	203,154	153,470
Research and development	946,553	1,258,060
Selling, general and administrative	2,276,806	3,119,881
Amortization of intangible assets	769,132	905,706
Depreciation	303,024	256,073
Total Costs and Expenses	4,498,669	5,693,190

OPERATING (LOSS)	(4,014,133)	(4,135,833)

Other Income (Expense)
Interest and miscellaneous income	11,341	9,930
Interest expense	(67,300)	(50,851)
Loss on sale of intangible assets	---	(857,839)
(LOSS) Before Income Taxes	(4,070,092)	(5,034,593)

Income taxes	---	---
NET (LOSS)	$(4,070,092)	$(5,034,593)

Less preferred stock dividends	(4,387)	---
NET (LOSS) Allocable to Common Stockholders	$(4,074,479)	$(5,034,593)

Basic and diluted net (loss) per common share	$(0.67)	$(0.93)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,065,615	5,436,033

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2011 and 2010
	Preferred Stock		Common Stock			Promissory Notes
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in (Deficit)	Receivable and Accrued Interest		Accumulated (Deficit)	Stockholders’ Equity (Deficit)

Balance as of December 31, 2009	---	---	5,120,926	$5,121	$46,995,192	$	---	$(35,822,555)	$11,177,758

Issuance of common stock in a private placement, net of fund raising costs ($142,020)	---	---	333,333	333	857,647		---	---	857,980

Issuance of common stock – vesting of restricted stock	---	---	20,223	20	(20)		---	---	---

Share-based compensation of employees	---	---		---	267,416		---	---	267,416
Share-based compensation of non-employees	---	---		---	98,708		---	---	98,708
		---
Warrants issued for services	---	---		---	38,994		---	---	38,994

Net (loss) for the year	---	---		---	---		---	(5,034,593)	(5,034,593)
Balance as of December 31, 2010	---	---	5,474,482	$5,474	$48,257,937	$	---	$(40,857,148)	$7,406,263

Issuance of common stock in a private placement	---		1,446,364	1,446	723,599		(725,045)	---	---

Issuance of common stock and warrants in a private placement, net of fund raising costs ($88,010)	---	---	333,333	333	411,657		---	---	411,990

Issuance of common stock for services	---	---	9,722	10	14,990		---	---	15,000

Issuance of common stock – vesting of restricted stock	---	---	5,243	6	(6)		---	---	---

Issuance of Series A preferred stock in a private placement, net of fund raising costs ($80,010)	25	---	---	---	169,990		---	---	169,990

Share-based compensation of employees	---	---	---	---	110,228		---	---	110,228
Share-based compensation of non-employees	---	---	---	---	60,898		---	---	60,898

Cancellation of warrants issued for services	---	---	---	---	(38,994)		---	---	(38,994)

Issuance of warrants in connection with convertible promissory notes	---	---	---	---	36,141		---	---	36,141

Repurchase of common stock (fractional shares from reverse stock split)	---	---	(81)	---	(35)		---	---	(35)

Accrued dividends on Series A preferred stock	---	---	---	---	4,387		---	(4,387)	---

Net (loss) for the year	---	---		---	---		---	(4,070,092)	(4,070,092)
Balance as of December 31, 2011	25	---	7,269,063	$7,269	$49,750,792		$(725,045)	$(44,931,627)	$4,101,389

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
OPERATING ACTIVITIES :
Net (loss)	$(4,070,092)		$(5,034,593)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets	769,132		905,706
Depreciation	303,024		256,073
Share-based compensation for stock and options issued to employees	110,228		267,416
Share-based compensation for options issued to non-employees	60,898		98,708
Amortization of debt discount on convertible promissory note	6,023		---
Warrants issued (cancelled) for services	(38,994)		38,994
Common stock issued for services	15,000		---
Loss on sale of intangible assets	---		857,839

Change in operating assets and liabilities:
Accounts receivable	29,045		143,790
Other receivable	(10,852)		(7,524)
Inventory	18,821		190,694
Prepaid expenses and deferred charges	4,102		167,795
Deposits	---		2,750
Accounts payable	881,633		141,135
Accrued liabilities	140,056		21,055
Accrued interest	13,053		---
Deferred revenue	77,157		(750,554)
Total	2,378,326		2,333,877

Net Cash Used in Operating Activities	(1,691,766)		(2,700,716)

INVESTING ACTIVITIES :
Proceeds from sale of intangible assets	250,000		550,000
Net Cash Provided by Investing Activities	250,000		550,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net	---		857,980
Proceeds from sale of common stock and warrants, net	411,990		---
Proceeds from sale of preferred stock, net	169,990		---
Proceeds from issuance of convertible promissory note and warrant	265,000		---
Cash paid in lieu of fractional shares	(35)		---
Net Cash Provided by Financing Activities	846,945		857,980

Net Decrease in Cash	(594,821)		(1,292,736)

Cash, beginning of period	641,441		1,934,177
Cash, end of period	$46,620		$641,441

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$4,863		$3,495

Non-cash investing and financing activities:
Sale of intangible assets included in Other receivable	$235,558		$478,034

Issuance of 1,446,364 shares of common stock for promissory note	$723,182	$	---

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

Explanatory Note Regarding Share Amounts:

All share amounts and per share prices in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effect of our reverse stock split, on a 15 for 1 basis, effective June 29, 2011, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible debt in the accompanying condensed consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifteen.

Liquidity and Going Concern

The Company currently believes its existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, will be sufficient to meet our working capital and capital expenditure requirements into the second quarter of 2012.  We are unable to assert that its liquidity will be sufficient to fund operations beyond the second quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2012.  These consolidated financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of us to continue as a going concern.  We may not be able to raise sufficient capital on acceptable terms, or at all, to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	our ability to trade our common stock on the OTCQB marketplace;

•	general economic and industry conditions affecting the availability and cost of capital;

•	our ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial additional dilution to our stockholders.  If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction.  Should strategic alternatives or additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our trade accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $1,776 and $314, respectively.  For the years ended December 31, 2011 and 2010, the accounts written off as uncollectible was $6,580 and $471, respectively.

Inventory

Inventories are stated at the lower of cost or market value. Raw material inventory cost is determined on the first-in, first-out method. Costs of finished goods are determined by an actual cost method.

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the United States Food and Drug Administration (“FDA”) in connection with new drug applications submitted by us and annual prescription drug user fees. Such fees are being amortized ratably over the FDA’s prescribed fiscal period of 12 months ending September 30th.

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

Shipping and Handling Costs

Shipping and handling costs incurred for product shipments are included in cost of goods sold.

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

Sponsored Research Income

Sponsored research income has no significant associated costs since it is being paid only for information pertaining to a specific research and development project in which the sponsor may become interested in acquiring products developed thereby.  Payments received prior to our performance are deferred. Contract amounts are not recognized as revenue until the customer accepts or verifies the research has been completed.

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2011 and 2010.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2011, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At December 31, 2011 and December 31, 2010 our cash and cash equivalents totaled $46,620 and $641,441, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2011 and at December 31, 2010.  As of December 31, 2011, four customers exceeded the 5% threshold, each customer with 36%, 24%, 14%, and 6%, respectively.  Three customers exceeded the 5% threshold at December 31, 2010, each customer with 56%, 19%, and 6%, respectively.  We believe that the customer accounts are fully collectible as of December 31, 2011.

Fair Value of Financial Instruments

In accordance with portions of ASC Topic 820, Fair Value Measurements, certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our other receivable and convertible note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

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

We determined that all embedded items associated with financial instruments during 2011 and 2010 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2011 and 2010, we did not have any derivative instruments.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt the provisions of ASU 2011-05 in the first quarter of 2012, and are currently evaluating which presentation option for the components of net income and other comprehensive income we will use.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  ASU 2010-17 is effective for fiscal years, and interim periods within those years, beginning on or after September 15, 2010, with early adoption permitted.  Our adoption of the provisions of ASU 2010-17 did not have a material effect on its consolidated results of operations, financial position or liquidity.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2011 that had, or are expected to have, a material impact on our financial statements.

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

Revenues per geographic area for the year ended December 31, are summarized as follows:

Revenues	2011	%	2010	%
Domestic	$22,843	5%	$371,265	24%
International	461,693	95%	1,186,092	76%
Total	$484,536	100%	$1,557,357	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues for the year ended December 31 are represented on the following table:

Customers	Product	2011	2010
Discus Dental, Inc.	Aphthasol®	53%	14%
Meldex International	OraDisc™ B	---	63%
ProStrakan, Ltd.	Zindaclin®	---	12%
Total		53%	89%

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, we entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and ULURU.  Guaranteed payments of $1,050,000 are scheduled to be received by us, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 will occur in June 2012.  The receipt of the full purchase price will be dependent on product approval in the United States.

Other receivables consisted of the following at December 31:

	2011						2010
Payment obligation due:	Gross Receivable		Imputed Interest		Net Receivable		Gross Receivable	Imputed Interest	Net Receivable
2011	$	---	$	---	$	---	$250,000	$3,570	$246,430
2012		250,000		3,590		246,410	250,000	10,872	239,128
Total		$250,000		$3,590		$246,410	$500,000	$14,442	$485,558

NOTE 6.	INVENTORY

As of December 31, 2011, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of our finished goods, and raw materials.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventory consisted of the following at December 31:

Inventory	2011	2010
Finished goods	$398,634	$450,820
Work-in-progress	367,779	296,485
Raw materials	33,070	70,999
Total	$799,483	$818,304

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2011	2010
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(1,075,960)	(772,936)
Property, equipment and leasehold improvements, net	$1,072,460	$1,375,484

Depreciation expense on property, equipment, and leasehold improvements was $303,024 and $256,073 for the years ended December 31, 2011 and 2010, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2011	2010
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,003,503)	(4,234,371)
Intangible assets, net	$4,622,435	$5,391,567

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2011.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $769,132 and $905,706 for the years ended December 31, 2011 and 2010, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2011, is as follows:

Calendar Years	Future Amortization Expense
2012	$476,450
2013	475,148
2014	475,148
2015	475,148
2016	476,450
2016 & Beyond	2,244,091
Total	$4,622,435

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2011	2010
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	184,080	48,078
Accrued insurance payable	78,246	74,603
Product rebates/returns	3,160	282
Other	4,757	7,224
Total accrued liabilities	$376,542	$236,486

NOTE 10.	CONVERTIBLE DEBT

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 116,667 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

On July 28, 2011, we completed a second convertible debt financing for $125,000 with Mr. Gray (the “July 2011 Debt Offering”).  The convertible note will bear interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.

We account for convertible debt using specific guidelines in accordance with U.S. GAAP.  We allocated the value of the proceeds received to the convertible instrument and to the warrant on a relative fair value basis.  We calculated the fair value of the warrant issued with the convertible instrument using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options, except the contractual life of the warrant was used. Using the effective interest method, the allocated fair value was recorded as a debt discount and is being amortized over the expected term of the convertible debt to interest expense.

On the date of issuance of the June 2011 convertible note and the July 2011 convertible note, no portion of the proceeds were attributable to a beneficial conversion feature since the conversion price of the June 2011 convertible note and the July 2011 convertible note exceeded the market price of the Company’s common stock.

Information relating to our convertible notes payable is as follows:
					As of December 31, 2011
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Fixed Conversion Price	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$10,219	$129,781
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	19,899	105,101
Total	$265,000				$265,000	$30,118	$234,882

The amount of interest cost recognized from the two convertible notes outstanding was $13,053 and nil for years ended December 31, 2011 and 2010, respectively.

NOTE 11.	EQUITY TRANSACTIONS

Common Stock Transactions

On January 3, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell and issue to the investor the following securities (the “January 2011 Offering”):

▪	333,333 shares of our common stock, par value $0.001 per share; and
▪	Warrants to purchase up to 116,667 shares of our common stock (the “Warrants”).

The Warrants have an initial exercise price of $1.53 per share, and may be exercised at any time and from time to time on or after July 6, 2011 through and including July 6, 2016.

On January 6, 2011, we closed the January 2011 Offering and received aggregate net proceeds of approximately $412,000 after deducting placement fees and offering expenses payable by us (and excluding any proceeds from exercise of the Warrants).

Rodman & Renshaw, LLC acted as our exclusive placement agent and received a placement fee of $35,000 (equal to 7% of the aggregate gross proceeds of the January 2011 Offering) as well as compensation warrants to purchase up to an aggregate of 16,667 shares (equal to 5% of the aggregate number of shares sold in the January 2011 Offering) of our common stock at an exercise price of $1.92 per share (equal to 125% of the then public offering price per share).  The compensation warrants will expire on July 23, 2014 and will otherwise comply with Rule 5110 of the Financial Industry Regulatory Authority.

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

On September 13, 2011, we entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which we delivered four notices to Ironridge exercising our right to require Ironridge to purchase up to $969,000 of our common stock at a price per share equal to $0.50.

We presented the notices to Ironridge for the purchase of common stock, with Ironridge purchasing each tranche of shares of common stock with a promissory note, as follows:

▪	646,364 shares of common stock, par value $0.001 per share, for $323,182 on September 16, 2011;
▪	300,000 shares of common stock, par value $0.001 per share, for $150,000 on November 7, 2011;
▪	500,000 shares of common stock, par value $0.001 per share, for $250,000 on December 22, 2011, and
▪	491,636 shares of common stock, par value $0.001 per share, for $245,818 on January 12, 2012.

The promissory notes bear interest at 1.5% per year calculated on a simple interest basis.  The entire principal balance and interest thereon is due and payable seven and one-half years from the date of each promissory note, but no payments are due so long as we are in default under the Common Stock Agreement or the Series A Agreement or if there are any shares of Series A Stock issued or outstanding. Each promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, as more fully described in the note.

On August 22, 2011, we entered into a Finder’s Fee and Indemnity Agreement with Maxim Group LLC (“Maxim”) to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We will pay Maxim a finder’s fee equal to 5% of the total cash consideration paid to us as a result of the cash proceeds received from Ironridge.

We completed the offering and sale of shares of common stock to Ironridge pursuant to a shelf registration statement on Form S-3 (Registration No. 333-160568) declared effective by the Securities and Exchange Commission on July 23, 2009, and a base prospectus dated as of the same date, as supplemented by a prospectus supplement filed with the Securities and Exchange Commission on September 15, 2011.

Preferred Stock Transaction

On September 13, 2011, we entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  The Series A Stock is convertible at the option of the Company at a fixed conversion price of $0.70.  The conversion price for the holder is fixed with no adjustment mechanisms, resets, or anti-dilution covenants, other than the customary adjustments for stock splits.  The conversion price, if we elect to convert the Series A Stock, is subject to adjustment based on the market price of our common stock and any applicable early redemption price at the time we convert.

Under the terms of the Series A Agreement, on September 20, 2011, we presented Ironridge Global with our initial notice to purchase Series A Stock and Ironridge Global funded the purchase of 15 shares of Series A Stock for cash of $150,000.  On November 8, 2011, we and Ironridge Global entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) for the purpose of revising certain terms and conditions contained in the Series A Agreement, to include an updated schedule for the timing and number of shares for certain purchase obligations, the option by us to set the per share price of the Series A Stock below $10,000 subject to certain calculations, and to define certain terms contained therein.  Pursuant to the First Amendment, we presented Ironridge Global with notice and Ironridge Global funded the purchase of additional Series A Stock in installments as follows:

▪	10 Series A Stock shares for $100,000 on November 9, 2011;
▪	25 Series A Stock shares for $148,750 on January 13, 2012; and
▪	15 Series A Stock shares for $141,525 on January 23, 2012.

On August 22, 2011, we entered into a Finder’s Fee and Indemnity Agreement with Maxim to assist us, on a non-exclusive basis, with finding and introducing investors as a potential source for financing.  We paid Maxim a finder’s fee, in cash, equal to 5% of the total cash consideration paid to us as a result of each preferred stock financing event resulting from Maxim’s introduction of Ironridge Global.

On September 13, 2011, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.  A summary of the Certificate of Designations is set forth below:

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

Liquidation.  Upon any liquidation, dissolution or winding up, after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the holders of the Company’s common stock, the holders of Series A Stock shall be entitled to be paid out of the Company’s assets available for distribution to our stockholders an amount with respect to the Series A Liquidation Value, as defined below, after which any of the Company’s remaining assets will be distributed among the holders of the Company’s other classes or series of stock as applicable.

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

Conversion.  The Series A Stock is convertible into shares of the Company’s common stock at our option at any time after six-months from the date of issuance of the Series A Stock.  The conversion price for the holder is fixed at $0.70 per share with no adjustment mechanisms, resets, ratchets, or anti-dilution covenants other than the customary adjustments for stock splits.

If we elect to convert the Series A Stock into common stock, we will issue a number of conversion shares (the “Series A Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series A Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the 20 trading days following Ironridge Global's receipt of the conversion notice, provided, however, in no event shall the lower of (i) and (ii) be less than $0.001.

The Series A Stock automatically converts into common stock if the closing price of the Company’s common stock exceeds 150% of the Series A Conversion Price for any 20 consecutive trading days.  We will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series A Conversion Price.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2011, we had 7,269,063 shares of common stock issued and outstanding.  We issued 1,794,662 shares of common stock for the year ended December 31, 2011 comprised of 5,243 shares of common stock for the vesting of certain restricted stock awards, 9,722 shares of common stock issued for consulting services, 333,333 shares of common stock for the January 2011 Offering, and 1,446,364 shares of common stock for the equity raise with Ironridge completed in September, November, and December 2011.

Preferred Stock

As of December 31, 2011, we had 25 shares of Series A preferred stock issued and outstanding.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2011 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2009	579,206	$7.14

Warrants issued	56,667	2.06
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2010	635,873	$6.69

Warrants issued	203,056	1.43
Warrants exercised	---	---
Warrants cancelled	(226,335)	13.46
Balance as of December 31, 2011	612,594	$2.45

Of the warrant shares subject to exercise as of December 31, 2011, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
Total	612,594

For the year ended December 31, 2011, we issued warrants to purchase up to an aggregate of 203,056 shares of our common stock which consisted of (i) a warrant issued pursuant to the January 2011 Offering, to purchase up to an aggregate of 116,667 shares of our common stock at an exercise price of $1.53 per share, (ii) a warrant issued to Rodman & Renshaw, as compensation for acting as our exclusive placement agent in the January 2011 Offering, to purchase up to an aggregate of 16,667 shares of our common stock at an exercise price of $1.92 per share, and (iii) warrants issued, as a result of the two convertible note transactions in 2011, to purchase up to an aggregate of 69,722 shares of our common stock at a weighted average exercise price of $1.14 per share.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2011	2010
Warrants to purchase common stock	612,594	635,873
Stock options to purchase common stock	287,745	290,411
Unvested restricted common stock	1,096	6,336
Common stock issuable upon the assumed conversion of our convertible promissory notes	232,408	---
Common stock issuable upon the assumed conversion of our convertible preferred stock	357,143	---
Total	1,490,986	932,620

NOTE 14.	SHARE BASED COMPENSATION

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

	2011	2010
Incentive Stock Options
Expected volatility (1)	94.6%	86.5%
Risk-fee interest rate % (2)	1.93%	2.27%
Expected term (in years)	6.0	6.0
Dividend yield (3)	0.0%	0.0%

Nonstatutory Stock Options (4)
Expected volatility (1)	---	86.9%
Risk-fee interest rate % (2)	---	2.50%
Expected term (in years)	---	7.2
Dividend yield (3)	---	0.0%

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any nonstatutory stock options for the year ended December 31, 2011.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2011	2010
Incentive Stock Options
Quantity	1,334	6,667
Weighted average fair value per share	$1.15	$1.77
Fair value	$1,534	$11,819

Nonstatutory Stock Options
Quantity	---	120,002
Weighted average fair value per share	---	$1.91
Fair value	---	$229,711

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2011	2010
Research and development	$53,330	$103,701
Selling, general and administrative	90,108	176,654
Total share-based compensation expense	$143,438	$280,355

At December 31, 2011, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $106,094.  The period over which the unearned share-based compensation is expected to be recognized is approximately two years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2011 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2009	220,411	$35.10
Granted	126,667	2.40
Forfeited/cancelled	(56,667)	55.95
Exercised	---	---
Outstanding as of December 31, 2010	290,411	16.76
Granted	1,334	1.50
Forfeited/cancelled	(4,000)	2.40
Exercised	---	---
Outstanding as of December 31, 2011	287,745	$16.89

The following table presents the stock option grants outstanding and exercisable as of December 31, 2011:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
180,005	$5.94	6.8	118,143	$7.73
37,669	23.73	5.5	37,669	23.73
58,737	36.57	2.7	57,890	36.60
11,334	66.04	5.2	11,334	66.04
287,745	$16.89	5.8	225,036	$20.77

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

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2011	2010
Research and development	$16,205	$32,750
Selling, general and administrative	11,483	53,019
Total share-based compensation expense	$27,688	$85,769

At December 31, 2011, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $12,302. The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately one year.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of December 31, 2011 and the changes therein during the two years then ended:
	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	27,059	$7.65
Granted	---	---
Forfeited/cancelled	(500)	12.75
Exercised/issued	(20,223)	5.55
Outstanding as of December 31, 2010	6,336	$14.23
Granted	---	---
Forfeited/cancelled	---	---
Exercised/issued	(5,240)	8.53
Outstanding as of December 31, 2011	1,096	$41.47

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

As of December 31, 2011, we had granted options to purchase 408,667 shares of Common Stock since the inception of the Incentive Plan, of which 287,745 were outstanding at a weighted average exercise price of $16.89 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 1,096 were outstanding.  As of December 31, 2011, there were 442,712 shares that remained available for future grant under our Incentive Plan.

NOTE 15.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for its qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $30,880 and $41,359 to the 401(k) Plan during the years ended December 31, 2011 and 2010, respectively.

NOTE 16.	FAIR VALUE MEASUREMENTS

In accordance with ASC Topic 820, Fair Value Measurements, (“ASC Topic 820”) certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance in ASC Topic 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimized the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on our market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1	—	Valuations based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—
Valuations based on observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our other receivable and convertible note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

The following table summarizes the fair value of our financial instruments at December 31, 2011 and 2010.

Description	December 31, 2011	December 31, 2010
Assets:
Other receivable	$246,410		$485,558

Liabilities:
Convertible note payable	$234,882	$	---

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2011, of $16,053,896 were reduced to zero, after considering the valuation allowance of $16,053,896, since there is no assurance of future taxable income.  As of December 31, 2011 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $42,666,798 and $487,377, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
Total	$42,666,798		$487,377

The Tax Reform Act of 1986 contains provisions, which limit the amount of NOL and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.  Since the effective date of the Tax Reform Act of 1986, the Company has completed significant share issuances in 2003 and 2006 which may significantly limit our ability to utilize its NOL and tax credit carryforwards against taxable earnings in future periods.  Ownership changes in future periods may place additional limits on our ability to utilize NOLs and tax credit carryforwards.

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011		2010
Deferred tax assets:
Net operating loss carryforwards		$15,257,981		$13,962,815
Intangible assets		363,399		318,809
Other		489,105		443,994
Total gross deferred tax assets		16,110,485		14,725,618

Deferred tax liabilities:
Property and equipment		56,589		70,102
Total gross deferred tax liabilities		56,589		70,102

Net total of deferred assets and liabilities		16,053,896		14,655,516
Valuation allowance		(16,053,896)		(14,655,516)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,398,380 and $1,670,245 in 2011 and 2010, respectively.

The following a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the year ended December 31:

	2011		2010
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,364,770)	$	(1,922,141)

Permanent differences		59,803		132,387
Research tax credits		(43,592)		(41,096)
Amortization of deferred start up costs		---		---
Valuation allowance		1,348,559		1,830,850
Income tax expense	$	---	$	---

Effective January 1, 2007, we adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  ASC Topic 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expects to take on a tax return.  If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, we will recognize an income tax benefit in its financial statements.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws.  We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC Topic 740.

We file income tax returns in the U.S. federal and state of Texas jurisdictions.  We are no longer subject to tax examinations for years before 2008.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2011 and 2010.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of December 31, 2011 our current monthly lease obligation is $9,867, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments are as follows as of December 31, 2011:

Calendar Years	Future Lease Expense
2012	$127,335
2013	38,529
2014	8,926
2015	744
Total	$175,534

Rent expense for our operating leases amounted to $124,772 and $118,562 for the years ended December 31, 2011 and 2010, respectively.

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

Employment Agreements

As of December 31, 2011, we are party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreements

As of December 31, 2011, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months,  and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we are required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

As of December 31, 2011, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we are required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

Related Party Obligations

As part of a plan to conserve the Company’s cash and financial resources during 2011, our named executive officers, our former Chief Executive Officer, and certain key executives temporarily deferred a portion of their compensation.

The following table summarizes the compensation earned, compensation paid in cash, and compensation temporarily deferred during 2011:

Name	Compensation - Earned	Compensation - Cash	Compensation - Deferred
Kerry P. Gray (1)	$360,000	$219,687	$140,313
Terrance K. Wallberg	$200,000	$163,461	$36,539
Renaat Van den Hooff (2)	$137,500	$106,731	$30,769
Key executives (3)	$335,000	$314,014	$20,986

(1)
During 2011, Mr. Gray earned compensation of $360,000 which was comprised of $150,000 pursuant to a Separation Agreement and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.

(2)	During 2011, Mr. Van den Hooff earned compensation of $137,500 pursuant to a Separation Agreement.
(3)	Key executives are Daniel G. Moro and John V. St. John, Ph.D.

The Company’s obligation for temporarily deferred compensation was $228,607 and nil, as of December 31, 2011 and 2010, respectively.

Contingent Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2011, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

On March 7, 2008, we terminated the license agreement with ProStrakan Ltd. for Amlexanox-related products in the United Kingdom and Ireland.  As part of the termination, we agreed to pay ProStrakan Ltd. a royalty of 30% on any future payments received by us from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.  On November 17, 2008, we entered into a licensing agreement for Amlexanox-related product rights to the United Kingdom and Ireland territories with MEDA AB.

NOTE 19.	LEGAL PROCEEDINGS

We were served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleges that it is due a fee for its performance in procuring or arranging a loan for us.  We denied all allegations of the complaint and any liability to the plaintiff and will vigorously defend against this claim.  We have also made a counterclaim against R.C.C. Ventures, LLC for breach of contract and are seeking monetary damages.

NOTE 20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2011 and 2010. We have derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$75,171	$80,186	$73,652	$255,527
Costs and expenses	1,227,979	1,083,451	1,092,506	1,094,733
Operating (loss)	(1,152,808)	(1,003,265)	(1,018,854)	(839,206)
Other income (expense)	(8,815)	(9,851)	(20,688)	(16,605)
Net (loss)	$(1,161,623)	$(1,013,116)	$(1,039,542)	$(855,811)

Basic and diluted net (loss) per common share	$(0.20)	$(0.17)	$(0.18)	$(0.13)

2010
Revenues	$235,230	$231,634	$61,617	$1,028,876
Costs and expenses	1,529,861	1,591,857	1,253,929	1,317,543
Operating (loss)	(1,294,631)	(1,360,223)	(1,192,312)	(288,667)
Other income (expense)	(7,867)	(865,745)	(15,810)	(9,338)
Net (loss)	$(1,302,498)	$(2,225,968)	$(1,208,122)	$(298,005)

Basic and diluted net (loss) per common share	$(0.24)	$(0.41)	$(0.22)	$(0.05)

NOTE 21.	SUBSEQUENT EVENTS

We have evaluated, for potential recognition and disclosure, subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which we consider to be the date of filing with the Securities and Exchange Commission.

Licensing Agreement

On January 11, 2012, we executed a License and Supply Agreement (the “Melmed Agreement”) with Melmed Holding AG (“Melmed”) to market Altrazeal ® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Under the terms of the Melmed Agreement, we will receive licensing fees of $250,000 in 2012, certain royalties on product sales within the territories, and will supply Altrazeal® at a price equal to 30% of the net sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

Common Stock Transaction

On September 13, 2011, we entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which we delivered four notices to Ironridge exercising our right to require Ironridge to purchase up to $969,000 of our common stock at a price per share equal to $0.50.

During 2011, we presented three notices to Ironridge for the purchase of our common stock, with Ironridge purchasing each tranche of shares of common stock with a promissory note, as follows:

▪	646,364 shares of common stock for $323,182 on September 16, 2011;
▪	300,000 shares of common stock for $150,000 on November 7, 2011; and
▪	500,000 shares of common stock for $250,000 on December 22, 2011.

During 2012, we presented our fourth and final notice to Ironridge for the purchase of our common stock, with Ironridge purchasing such shares of common stock with a promissory note, as follows:

▪	491,636 shares of common stock for $245,818 on January 12, 2012.

Preferred Stock Transaction

On September 13, 2011, we entered into a Preferred Stock Purchase Agreement (the “Series A Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global committed to purchase for cash up to $650,000 of the Company’s redeemable, convertible Series A Preferred Stock (the “Series A Stock”) at $10,000 per share of Series A Stock.  Under the terms of the Series A Agreement, on September 20, 2011 we presented Ironridge Global with our initial notice to purchase Series A Stock and Ironridge Global funded the purchase of 15 shares of Series A Stock for cash of $150,000.  On November 8, 2011, we and Ironridge Global entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) for the purpose of revising certain terms and conditions contained in the Series A Agreement, to include an updated schedule for the timing and number of shares for certain purchase obligations, the option by us to set the per share price of the Series A Stock below $10,000 subject to certain calculations, and to define certain terms contained therein.  Under the terms of the First Amendment, on November 9, 2011 we presented Ironridge Global with our second notice to purchase Series A Stock and Ironridge Global funded the purchase of 10 shares of Series A Stock shares for cash of $100,000.

During 2012, we presented our third and fourth notice to Ironridge Global to purchase Series A Stock, with Ironridge Global purchasing each tranche of shares of Series A stock for cash, as follows:

▪	25 Series A Stock shares for $148,750 on January 13, 2012; and
▪	15 Series A Stock shares for $141,525 on January 23, 2012.