Form 10-Q
period 2012-03-31
ULURU INC.
filed 2012-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2012

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

As of May 14, 2012, there were 8,086,398 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$258,266	$46,620
Accounts receivable, net	35,372	45,421
Other receivable, current portion	---	246,410
Inventory	776,735	799,483
Prepaid expenses and deferred charges	242,365	211,522
Total Current Assets	1,312,738	1,349,456

Property, Equipment and Leasehold Improvements, net	997,198	1,072,460

Other Assets
Intangible assets, net	4,503,972	4,622,435
Deposits	18,069	18,069
Total Other Assets	4,522,041	4,640,504

TOTAL ASSETS	$6,831,977	$7,062,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,627,713	$1,640,211
Accrued liabilities	315,927	376,542
Accrued interest	19,588	13,053
Deferred revenue, current portion	43,757	24,061
Total Current Liabilities	2,006,985	2,053,867

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount	238,033	234,882
Deferred revenue, net of current portion	869,627	672,282
Total Long Term Liabilities	1,107,660	907,164

TOTAL LIABILITIES	3,114,645	2,961,031

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 65 and 25 shares issued and outstanding, aggregate liquidation value of $665,113 and $254,387, at March 31, 2012 and December 31, 2011, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
8,086,398 and 7,269,063 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	8,086	7,269
Additional paid-in capital	50,469,344	49,750,792
Promissory notes receivable and accrued interest for common stock issuance	(974,336)	(725,045)
Accumulated (deficit)	(45,785,762)	(44,931,627)
TOTAL STOCKHOLDERS’ EQUITY	3,717,332	4,101,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,831,977	$7,062,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
License fees	$7,959	$6,049
Royalty income	16,185	13,387
Product sales, net	35,861	55,735
Total Revenues	60,005	75,171

COSTS AND EXPENSES
Cost of goods sold	16,734	16,262
Research and development	192,960	273,798
Selling, general and administrative	476,299	659,093
Amortization of intangible assets	118,463	201,968
Depreciation	75,261	76,858
Total Costs and Expenses	879,717	1,227,979

OPERATING (LOSS)	(819,712)	(1,152,808)

Other Income (Expense)
Interest and miscellaneous income	1,654	4,036
Interest expense	(25,351)	(12,851)
(LOSS) Before Income Taxes	(843,409)	(1,161,623)

Income taxes	---	---
NET (LOSS)	$(843,409)	$(1,161,623)

Less preferred stock dividends	(10,726)	---
NET (LOSS) Allocable to Common Stockholders	$(854,135)	$(1,161,623)

Basic and diluted net (loss) per common share	$(0.11)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,962,421	5,800,595

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES :
Net loss	$(843,409)		$(1,161,623)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	118,463		201,968
Depreciation	75,261		76,858
Share-based compensation for stock and options issued to employees	12,551		29,343
Share-based compensation for options issued to non-employees	12,112		16,018
Amortization of debt discount on convertible note	3,151		---
Common stock issued for services	130,000		15,000

Change in operating assets and liabilities:
Accounts receivable	10,049		37,932
Other receivable	26,410		(3,605)
Inventory	22,748		(13,942)
Prepaid expenses and deferred charges	(30,843)		60,974
Accounts payable	(12,498)		68,951
Accrued liabilities	(60,614)		(46,185)
Accrued interest	6,535		---
Deferred revenue	217,041		(6,049)
Total	530,366		437,263

Net Cash Used in Operating Activities	(313,043)		(724,360)

INVESTING ACTIVITIES :
Proceeds from sale of intangible asset	220,000		---
Net Cash Provided by Investing Activities	220,000		---

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	---		411,990
Proceeds from sale of preferred stock, net	275,761		---
Offering cost adjustment – preferred stock sale in 2011	28,928		---
Net Cash Provided by Financing Activities	304,689		411,990

Net Increase (Decrease) in Cash	211,646		(312,370)

Cash, beginning of period	46,620		641,441
Cash, end of period	$258,266		$329,071

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,095		$757

Non-cash investing and financing activities:
Issuance of 491,636 shares of common stock for promissory note	$245,818	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 have been made.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the second quarter of 2012.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2012.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three ended March 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted in certain circumstances.  We adopted the provisions of ASU 2011-08 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. We adopted the provisions of ASU 2011-04 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31, 2012 that had, or are expected to have, a material impact on our financial statements.

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

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2012	%	2011	%
Domestic	$52,046	87%	$69,122	92%
International	7,959	13%	6,049	8%
Total	$60,005	100%	$75,171	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2012	2011
Customer A	Aphthasol®	27%	18%
Customer B	Altrazeal®	16%	*
Customer C	Altrazeal®	11%	*
Total		54%	18%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, we entered into an acquisition and license agreement (the “Agreement”) with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the Agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and us.  Guaranteed payments of $1,050,000 were scheduled to be received by us, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 was to occur in June 2012.  On March 22, 2012, we agreed to accept $220,000 for the early remittance of the final guaranteed payment, to be received by March 29, 2012.

NOTE 6.	INVENTORY

As of March 31, 2012, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.  Inventory consisted of the following at March 31, 2012 and December 31, 2011:

Inventory	March 31, 2012	December 31, 2011
Finished goods	$375,886	$398,634
Work-in-progress	367,779	367,779
Raw materials	33,070	33,070
Total	$776,735	$799,483

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2012 and December 31, 2011:

Property, equipment and leasehold improvements	March 31, 2012	December 31, 2011
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,483,223	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,148,420	2,148,420
Less: accumulated depreciation and amortization	(1,151,222)	(1,075,960)
Property, equipment and leasehold improvements, net	$997,198	$1,072,460

Depreciation expense on property, equipment and leasehold improvements was $75,261 and $76,858 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2012 and December 31, 2011:

Intangible assets	March 31, 2012	December 31, 2011
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,121,966)	(5,003,503)
Intangible assets, net	$4,503,972	$4,622,435

Amortization expense for intangible assets was $118,463 and $201,968 for the three months ended March 31, 2012 and 2011, respectively.

The future aggregate amortization expense for intangible assets, remaining as of March 31, 2012, is as follows:
Calendar Years	Future Amortization Expense
2012 (Nine months)	$357,987
2013	475,148
2014	475,148
2015	475,148
2016	476,450
2017 & Beyond	2,244,091
Total	$4,503,972

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

On January 11, 2012, we executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.

As of March 31, 2012, Altrazeal Trading Ltd. has not begun operations and accordingly the net book value of the investee assets has not been determined and there were no equity method investee gains or losses for the three months then ended.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2012 and December 31, 2011:

Accrued Liabilities	March 31, 2012	December 31, 2011
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	186,881	184,080
Accrued insurance payable	18,829	78,246
Product rebates/returns	113	3,160
Other	3,805	4,757
Total accrued liabilities	$315,927	$376,542

NOTE 11.	CONVERTIBLE DEBT

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Debt Offering”).  The convertible note bears interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 116,667 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The convertible note is secured by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

On July 28, 2011, we completed a second convertible debt financing for $125,000 with Mr. Gray (the “July 2011 Debt Offering”).  The convertible note bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $2.16.  The convertible note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.

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

Information relating to our convertible notes payable is as follows:
					As of March 31, 2012
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Fixed Conversion Price	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$9,095	$130,905
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	17,872	107,128
Total	$265,000				$265,000	$26,967	$238,033

The amount of interest cost recognized from the two convertible notes outstanding was $6,535 and nil for three months ended March 31, 2012 and 2011, respectively.

NOTE 12.	EQUITY TRANSACTIONS

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

During 2012, we presented our third and fourth notice to Ironridge Global to purchase Series A Stock, with Ironridge Global purchasing each tranche of shares of Series A stock for cash, as follows:

▪	25 Series A Stock shares for $148,750 on January 13, 2012; and
▪	15 Series A Stock shares for $141,525 on January 23, 2012.

NOTE 13.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2012, we had 8,086,398 shares of common stock issued and outstanding.  We issued 817,335 shares of common stock for the three months ended March 31, 2012 comprised of 699 shares of common stock for the vesting of certain restricted stock awards, 325,000 shares of common stock issued for consulting services, and 491,636 shares of common stock for the final drawdown of the Common Stock Purchase Agreement with Ironridge Global BioPharma, a division of Ironridge Global IV, Ltd.

Preferred Stock

As of March 31, 2012, we had 65 shares of Series A preferred stock issued and outstanding.  We issued 40 shares of Series A preferred stock for the three months ended March 31, 2012, with all shares being issued to Ironridge Global III, LLC for the final drawdown of the Preferred Stock Purchase Agreement.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2012 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2011	612,594	$2.45
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2012	612,594	$2.45

Of the warrant shares subject to exercise as of March 31, 2012, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
Total	612,594

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Warrants to purchase common stock	612,594	612,594
Stock options to purchase common stock	254,411	287,745
Unvested restricted common stock	397	1,096
Common stock issuable upon the assumed conversion of our convertible notes payable	232,408	232,408
Common stock issuable upon the assumed conversion of our convertible preferred stock	928,572	357,143
Total	2,028,382	1,490,986

NOTE 15.	SHARE BASED COMPENSATION

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

	2012 (4)	2011(5)
Incentive Stock Options
Expected volatility (1)	---	94.6%
Risk-free interest rate % (2)	---	1.93%
Expected term (in years)	---	6.0
Dividend yield (3)	---	0.0%
Forfeiture rate	---	0.0%

Nonstatutory Stock Options
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended March 31, 2012.
(5)	The Company did not award any nonstatutory stock options for the three months ended March 31, 2011.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Incentive Stock Options
Quantity	---	1,334
Weighted average fair value per share	---	$1.15
Fair value	---	$1,534

Nonstatutory Stock Options
Quantity	---	---
Weighted average fair value per share	---	---
Fair value	---	---

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Research and development	$6,280	$13,150
Selling, general and administrative	15,671	23,637
Total share-based compensation expense	$21,951	$36,787

At March 31, 2012, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $84,143.  The period over which the unearned share-based compensation is expected to be recognized is approximately two years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2012 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2011	287,745	$16.89
Granted	---	---
Forfeited/cancelled	(33,334)	38.10
Exercised	---	---
Outstanding as of March 31, 2012	254,411	$14.11

The following table presents the stock option grants outstanding and exercisable as of March 31, 2012:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
180,005	$5.94	6.6	118,310	$7.73
37,669	23.73	5.3	37,669	23.73
25,403	34.57	5.9	24,556	34.57
11,334	66.04	5.0	11,334	66.04
254,411	$14.11	6.2	191,869	$17.75

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

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Research and development	$1,594	$5,019
Selling, general and administrative	1,118	3,555
Total share-based compensation expense	$2,712	$8,574

At March 31, 2012, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $9,590.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately one year.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of March 31, 2012 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	1,096	$41.47
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(699)	45.39
Outstanding as of March 31, 2012	397	$34.59

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

As of March 31, 2012, we had granted options to purchase 408,667 shares of Common Stock since the inception of the Incentive Plan, of which 254,411 were outstanding at a weighted average exercise price of $14.11 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 397 were outstanding.  As of March 31, 2012, there were 476,046 shares that remained available for future grant under our Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at March 31, 2012 and December 31, 2011.

Description	March 31, 2012		December 31, 2011
Assets:
Other receivable (1)	$	---	$246,410

Liabilities:
Convertible note payable		$238,033	$234,882

(1) The Company received remittance in March 2012.

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of March 31, 2012 our current monthly lease obligation is $9,867, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments are as follows as of March 31, 2012:

Calendar Years	Future Lease Expense
2012 (Nine months)	$95,502
2013	38,529
2014	8,926
2015	744
2016	---
Total	$143,701

Rent expense for our operating leases amounted to $31,969 and $28,486 for the three months ended March 31, 2012 and 2011, respectively.

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

Employment Agreements

As of March 31, 2012, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of March 31, 2012, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we are required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of March 31, 2012, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months,  and will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we are required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2012, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of $20 and $40 million dollars of certain products, annual sales of $20 million dollars of any one certain product, and cumulative sales of such products of $50 and $100 million dollars.

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

We were served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  On April 19, 2012, we reached a settlement with the plaintiff, R.C.C. Ventures, LLC, of all outstanding litigation between the two companies.  As a result of the settlement, we reported a charge of $22,500 in the first quarter of 2012.

NOTE 20.	SUBSEQUENT EVENTS

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K, referred to as our 2011 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through the second quarter of 2012.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2011 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

Transition from NYSE Amex to OTCQB marketplace

Despite the NYSE Amex LLC’s (the “Exchange”) notice to us on February 3, 2012 indicating that the Exchange had accepted our plans of compliance and granted us an extension until April 2, 2012 to regain compliance with the continued listing standards of Section 1003(a)(iv) of the Exchange’s Company Guide and an extension until March 21, 2013 to regain compliance with the continued listing standards of Section 1003(a)(iii) of the Exchange’s Company Guide, our management and Board of Directors, on March 9, 2012, determined that it was in our best interest to voluntarily delist our common stock from the Exchange.

On March 12, 2012, we notified the Exchange of our intention to file a Form 25 with the SEC to effect the voluntary delisting of our common stock from the Exchange and to move to the OTCQB™ marketplace (the “OTCQB”), operated by the OTC Markets Group.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.

On March 22, 2012, we filed the Form 25 with the SEC.  Effective as of market open on April 2, 2012, our common stock began quotation and trading on the OTCQB under the symbol “ULUR”.  We intend to continue to file reports pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

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

Comparison of the three months ended March 31, 2012 and 2011

Total Revenues

Revenues were approximately $60,000 for the three months ended March 31, 2012, as compared to revenues of approximately $75,000 for the three months ended March 31, 2011, and were comprised of licensing fees of approximately $8,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of approximately $16,000 from the sale of Aphthasol® by our domestic distributor, and product sales of approximately $36,000 for Altrazeal®.

The first quarter 2012 revenues represent an overall decrease of approximately $15,000 versus the comparative first quarter 2011 revenues.  The decrease in revenues is primarily attributable to a decrease of $20,000 in Altrazeal® product sales.  The revenue decrease was partially offset by an increase of $3,000 in Aphthasol® royalties from our domestic distributor and an increase of $2,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 was approximately $16,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended March 31, 2011 was approximately $16,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $193,000 for the three months ended March 31, 2012, including $8,000 in share-based compensation, compared to approximately $274,000 for the three months ended March 31, 2011, which included $18,000 in share-based compensation.  The decrease of approximately $81,000 in research and development expenses was primarily due to lower direct research costs of $53,000, lower costs for regulatory consulting of $12,000, lower scientific compensation costs of $12,000 primarily related to share-based compensation, and lower operating costs of $4,000.

The direct research and development expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
Technology	2012	2011
Wound care & nanoparticle	$9,000	$62,000
OraDisc™	4,000	3,000
Aphthasol® & other technologies	1,000	2,000
Total	$14,000	$67,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $476,000 for the three months ended March 31, 2012, including $17,000 in share-based compensation, compared to approximately $659,000 for the three months ended March 31, 2011, which included $27,000 in share-based compensation.

The decrease of approximately $183,000 in selling, general and administrative expenses was primarily due to lower costs for compensation of $44,000 as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, lower sales & marketing costs of $97,000 due to a revised sales and marketing plan, lower legal costs relating to our patents of $46,000, reduced investor relations consulting of $37,000, lower legal costs of $9,000, lower bad debt expense of $9,000, and reduced corporate travel of $5,000.  These expense decreases were partially offset by an increase in accounting fees of $13,000 for annual audit costs, the cost of $28,000 associated with the early remittance of the receivable from our divestiture of the Zindaclin® technology in June 2010, and the cost of $23,000 for the pending litigation settlement with R.C.C. Ventures, LLC.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $118,000 for the three months ended March 31, 2012 as compared to approximately $202,000 for the three months ended March 31, 2011.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $84,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no additional purchases of patents during the three months ended March 31, 2012 and 2011, respectively.

Depreciation

Depreciation expense totaled approximately $75,000 for the three months ended March 31, 2012 as compared to approximately $77,000 for the three months ended March 31, 2011.  The decrease of approximately $2,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $2,000 for the three months ended March 31, 2012 as compared to approximately $4,000 for the three months ended March 31, 2011.  The decrease of approximately $2,000 is attributable to a decrease in interest income resulting from imputed interest being recognized in 2011 from the divestiture of the Zindaclin® technology.

Interest Expense

Interest expense totaled approximately $25,000 for the three months ended March 31, 2012 as compared to approximately $13,000 for the three months ended March 31, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $12,000 is primarily attributable to costs associated with our convertible debt and interest costs related to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2012 our cash and cash equivalents were $258,266 which is an increase of $211,646 as compared to our cash and cash equivalents at December 31, 2011 of $46,620.  Our working capital (current assets less current liabilities) was $(694,247) at March 31, 2012 as compared to our working capital at December 31, 2011 of $(704,411).

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2012	2011
Operating activities	$(313,043)	$(724,360)
Investing activities	220,000	---
Financing activities	304,689	411,990
Net Increase (Decrease) in cash and cash equivalents	$211,646	$(312,370)

Operating Activities

For the three months ended March 31, 2012, net cash used in operating activities was approximately $313,000.  The principal components of net cash used for the three months ended March 31, 2012 were our net loss of approximately $843,000, an increase of $31,000 in prepaid expenses, a decrease of $13,000 in accounts payable due to timing of vendor payments, and a decrease in accrued expenses of $61,000.  Our net loss for the three months ended March 31, 2012 included substantial non-cash charges of $352,000 in the form of share-based compensation, amortization of patents, depreciation, debt discount, and common stock issued for services.  The aforementioned net cash used for the three months ended March 31, 2012 was partially offset by an increase in deferred revenue of $217,000, an increase in accrued interest of $7,000 relating to our convertible debt, a decrease in receivables of $36,000 due to collection activities, and a decrease in inventory of $23,000.

For the three months ended March 31, 2011, net cash used in operating activities was approximately $724,000.  The principal components of net cash used for the three months ended March 31, 2011 were our net loss of approximately $1,161,000, a decrease of $6,000 in deferred revenue due to amortization, a decrease of $46,000 in accrued liabilities due primarily to the final installment payments on our insurance premium financing, and an increase of $14,000 in inventory related to the manufacture of Aphthasol®.  Our net loss for the three months ended March 31, 2011 included substantial non-cash charges of $339,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the three months ended March 31, 2011 was partially offset by an increase in accounts payable of $69,000 due to timing of vendor payments, a decrease in prepaid expenses of $61,000 due to expense amortization, and a decrease in accounts receivable of $34,000 due to collection of a milestone due from ProStrakan.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $220,000 and relates to the fourth and final payment from the divestiture of our Zindaclin® intangible asset.

There were no investing activities for the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $305,000 and was comprised of approximately $276,000 from the net proceeds of our sale of preferred stock in January 2012 and approximately $29,000 from a decrease in the estimate of offering costs associated with the sale of preferred stock in 2011.

Net cash provided by financing activities for the three month ended March 31, 2011 was approximately $412,000 from the sale of common stock and warrants in January 2011.

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

During the past eighteen months we have closed the following equity and debt offerings:

Preferred Stock

In September 2011, November 2011, and January 2012, we closed preferred stock offerings with Ironridge Global III, LLC.  In these offerings, we sold 65 shares of our Series A preferred stock for aggregate gross proceeds of $540,000 ($475,000 approximate net proceeds to us).

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

We have utilized a registration statement on Form S-3, declared effective on July 23, 2009, in connection with the following securities offerings:

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

As of March 31, 2012, we had cash and cash equivalents of approximately $258,000.  We expect to use our cash, cash equivalents, and investments on working capital and general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2012 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2012, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, and two convertible note agreements with Kerry P. Gray.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating leases	$143,701	$127,336	$16,365	$	---	$	---
Separation agreements	341,851	204,351	137,500		---		---
Convertible notes	344,500	26,193	318,307		---		---
Total contractual cash obligations	$830,052	$357,880	$472,172	$	---	$	---

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 30, 2012.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through the second quarter of 2012, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  The Company has included important factors in the cautionary statements included in its 2011 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2012 and December 31, 2011 our cash and cash equivalents totaled $258,266 and $46,620, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality banking institutions.

Concentration of credit risk with respect to trade accounts receivable is limited to certain customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2012 and at December 31, 2011.  As of March 31, 2012, three customers exceeded the 5% threshold, each customer with 47%, 46%, and 5%, respectively.  Four customers exceeded the 5% threshold at December 31, 2011, each customer with 36%, 24%, 14%, and 6%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We were served in April 2009 with a complaint in an action in the Supreme Court for New York County, State of New York.  On April 19, 2012, we reached a settlement with the plaintiff, R.C.C. Ventures, LLC, of all outstanding litigation between the two companies.  As a result of the settlement, we reported a charge of $22,500 in the first quarter of 2012.  While we do not believe our actions were a breach of the agreements between both parties, after carefully considering the costs of continued litigation and the inherent uncertainty in this type of action, management concluded that a settlement was in the best interest of the Company, its shareholders and employees.

ITEM 1A.	Risk Factors.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2012.

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
The following financial statements are from ULURU Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

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

ULURU Inc.

Date: May 15, 2012	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)