Form 10-Q
period 2012-06-30
ULURU INC.
filed 2012-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2012

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

As of August 14, 2012, there were 8,086,398 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$406,667	$46,620
Accounts receivable, net	29,886	45,421
Other receivable, current portion	---	246,410
Notes receivable and accrued interest, current portion	250,222	---
Inventory	764,083	799,483
Prepaid expenses and deferred charges	88,534	211,522
Total Current Assets	1,539,392	1,349,456

Property, Equipment and Leasehold Improvements, net	986,336	1,072,460

Other Assets
Intangible assets, net	4,385,511	4,622,435
Notes receivable and accrued interest, net of current portion	1,251,110	---
Deferred financing costs, net	199,165	---
Deposits	18,069	18,069
Total Other Assets	5,853,855	4,640,504

TOTAL ASSETS	$8,379,583	$7,062,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,847,071	$1,640,211
Accrued liabilities	318,579	376,542
Accrued interest	28,159	13,053
Deferred revenue, current portion	47,823	24,061
Total Current Liabilities	2,241,632	2,053,867

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount	1,995,033	234,882
Deferred revenue, net of current portion	855,757	672,282
Total Long Term Liabilities	2,850,790	907,164

TOTAL LIABILITIES	5,092,422	2,961,031

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 65 and 25 shares issued and outstanding, aggregate liquidation value of $677,267 and $254,387, at June 30, 2012 and December 31, 2011, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
8,086,398 and 7,269,063 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	8,086	7,269
Additional paid-in capital	50,913,097	49,750,792
Promissory notes receivable and accrued interest for common stock issuance	(977,960)	(725,045)
Accumulated (deficit)	(46,656,062)	(44,931,627)
TOTAL STOCKHOLDERS’ EQUITY	3,287,161	4,101,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,379,583	$7,062,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
License fees	$9,804	$6,116	$17,763	$12,165
Royalty income	17,101	19,281	33,285	32,667
Product sales, net	29,306	54,789	65,168	110,525
Total Revenues	56,211	80,186	116,216	155,357

COSTS AND EXPENSES
Cost of goods sold	5,595	8,218	22,329	24,480
Research and development	171,252	242,164	364,211	515,962
Selling, general and administrative	513,769	553,411	990,069	1,212,504
Amortization of intangible assets	118,461	204,210	236,924	406,178
Depreciation	75,212	75,448	150,473	152,306
Total Costs and Expenses	884,289	1,083,451	1,764,006	2,311,430

OPERATING (LOSS)	(828,078)	(1,003,265)	(1,647,790)	(2,156,073)

Other Income (Expense)
Interest and miscellaneous income	1,371	3,592	3,025	7,628
Interest expense	(31,439)	(13,443)	(56,790)	(26,294)
(LOSS) Before Income Taxes	(858,146)	(1,013,116)	(1,701,555)	(2,174,739)

Income taxes	---	---	---	---
NET (LOSS)	$(858,146)	$(1,013,116)	$(1,701,555)	$(2,174,739)

Less preferred stock dividends	(12,154)	---	(22,880)	---
NET (LOSS) Allocable to Common Stockholders	$(870,300)	$(1,013,116)	$(1,724,435)	$(2,174,739)

Basic and diluted net (loss) per common share	$(0.11)	$(0.17)	$(0.21)	$(0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,086,398	5,822,699	8,024,409	5,811,668

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES :
Net loss	$(1,701,555)		$(2,174,739)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	236,924		406,178
Depreciation	150,473		152,306
Share-based compensation for stock and options issued to employees	15,516		55,804
Share-based compensation for options issued to non-employees	15,211		30,870
Amortization of debt discount on convertible notes	8,063		222
Amortization of deferred financing costs	835		---
Cancellation of warrants issued for services	---		(38,994)
Common stock issued for services	130,000		15,000

Change in operating assets and liabilities:
Accounts receivable	15,535		27,199
Other receivable	26,410		(7,154)
Inventory	35,400		(34,207)
Prepaid expenses and deferred charges	122,988		132,599
Notes receivable and accrued interest	(1,332)		---
Accounts payable	206,860		189,828
Accrued liabilities	(57,963)		(57,282)
Accrued interest	15,106		652
Deferred revenue	207,237		(12,165)
Total	1,127,263		860,856

Net Cash Used in Operating Activities	(574,292)		(1,313,883)

INVESTING ACTIVITIES :
Purchase of property and equipment	(64,349)		---
Proceeds from sale of intangible asset	220,000		250,000
Net Cash Provided by Investing Activities	155,651		250,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	---		411,990
Proceeds from sale of preferred stock, net	275,761		---
Proceeds from issuance of convertible notes and warrants, net	474,000		140,000
Offering cost adjustment – preferred stock sale in 2011	28,927		---
Cash paid in lieu of fractional shares	---		(35)
Net Cash Provided by Financing Activities	778,688		551,955

Net Increase (Decrease) in Cash	360,047		(511,928)

Cash, beginning of period	46,620		641,441
Cash, end of period	$406,667		$129,513

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,219		$913

Non-cash investing and financing activities:
Issuance of 491,636 shares of common stock for promissory note	$245,818	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, proceeds from the convertible debt transaction in June 2012, and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the fourth quarter of 2012.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2012.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for fiscal years beginning after December 15, 2011; however, early adoption is permitted in certain circumstances.  We adopted the provisions of ASU 2011-08 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years beginning after December 15, 2011.  We adopted the provisions of ASU 2011-05 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

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

Revenues per geographic area, along with relative percentages of total revenues, for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2012	%	2011	%	2012	%	2011	%
Domestic	$46,407	83%	$74,070	92%	$98,453	85%	$143,192	92%
International	9,804	17%	6,116	8%	17,763	15%	12,165	8%
Total	$56,211	100%	$80,186	100%	$116,216	100%	$155,357	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2012	2011	2012	2011
Customer A	Aphthasol®	30%	24%	29%	21%
Customer B	Altrazeal®	*	11%	*	*
Total		30%	35%	29%	21%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, we entered into an acquisition and license agreement with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin for the treatment of acne, which consideration will be shared equally by Strakan International Limited and us.  Guaranteed payments of $1,050,000 were scheduled to be received by us, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 was to occur in June 2012.  On March 22, 2012, we agreed to accept $220,000 for the early remittance of the final guaranteed payment, which was received prior to March 29, 2012.

NOTE 6.	INVENTORY

As of June 30, 2012, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.  Inventory consisted of the following at June 30, 2012 and December 31, 2011:

Inventory	June 30, 2012	December 31, 2011
Finished goods	$363,234	$398,634
Work-in-progress	367,779	367,779
Raw materials	33,070	33,070
Total	$764,083	$799,483

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2012 and December 31, 2011:

Property, equipment and leasehold improvements	June 30, 2012	December 31, 2011
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,547,572	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,212,769	2,148,420
Less: accumulated depreciation and amortization	(1,226,433)	(1,075,960)
Property, equipment and leasehold improvements, net	$986,336	$1,072,460

Depreciation expense on property, equipment and leasehold improvements was $75,212 and $75,448 for the three months ended June 30, 2012 and 2011, respectively, and was $150,473 and $152,306 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2012 and December 31, 2010:

Intangible assets	June 30, 2012	December 31, 2011
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,240,427)	(5,003,503)
Intangible assets, net	$4,385,511	$4,622,435

Amortization expense for intangible assets was $118,461 and $204,210 for the three months ended June 30, 2012 and 2011, respectively, and was $236,924 and $406,178 for the six months ended June 30, 2012 and 2011, respectively.

The future aggregate amortization expense for intangible assets, remaining as of June 30, 2012, is as follows:
Calendar Years	Future Amortization Expense
2012 (Six months)	$239,526
2013	475,148
2014	475,148
2015	475,148
2016	476,450
2017 & Beyond	2,244,091
Total	$4,385,511

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

On January 11, 2012, we executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  As a result of this transaction, we received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.

As of June 30, 2012, Altrazeal Trading Ltd. had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three months and the six months then ended.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2012 and December 31, 2011:

Accrued Liabilities	June 30, 2012	December 31, 2011
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	203,001	184,080
Accrued insurance payable	6,307	78,246
Product rebates/returns	118	3,160
Other	2,854	4,757
Total accrued liabilities	$318,579	$376,542

NOTE 11.	CONVERTIBLE DEBT

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to our issue of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”) and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  The purchase price of the June 2012 Note reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

The June 2012 Note bears interest at the rate of 8.0% per annum, with monthly installment payments of $83,333 commencing on the date that is the earlier of (i) thirty calendar days after the effective date of a registration statement registering the re-sale of the shares issuable upon conversion under the June 2012 Note and (ii) December 24, 2012, but in no event sooner than September 25, 2012.  At our option, subject to certain volume, price, and other conditions, the monthly installment payments on the June 2012 Note may be paid in whole, or in part, in cash or in our common stock.  If the monthly installment is paid in common stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days is less than $0.05.

At the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of our common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  The initial tranche is $710,000 and the six subsequent tranches are each $250,000, plus interest.  At our option, the outstanding principal balance of the June 2012 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The June 2012 Note is secured by a Security Agreement pursuant to which we granted to Inter-Mountain a first-priority security interest in the assets held by the Company.

Events of default under the June 2012 Note include failure to make required payments or to deliver shares upon conversion, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of our common stock, a restatement of financial statements, and a default under certain other agreements.  In the event of default, the interest rate under the June 2012 Note increases to 18% and the June 2012 Note becomes callable at a premium.  In addition, the holder has all remedies under law and equity, including foreclosing on our assets under the Security Agreement.

As part of the convertible debt financing, Inter-Mountain will also receive a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The Warrant for the initial 785,714 shares of common stock vests immediately.  Each of the other Warrants vest upon the payment by the holder of each of the six Investor Notes.

As part of the convertible debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the SEC a registration statement for the number of shares referred to therein no later than July 27, 2012 and to cause such registration statement to be declared effective no later than ninety days after such filing with the SEC and to keep such registration statement effective for a period of no less than one hundred and eighty days.  The Registration Rights Agreement also grants Inter-Mountain piggy-back registration rights with respect to future offerings by the Company.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on July 31, 2012.

On July 28, 2011, we completed a convertible debt financing for $125,000 with Mr. Gray (the “July 2011 Note”).  The July 2011 Note bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the July 2011 Note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  We may force conversion of the July 2011 Note if our common stock trades for a defined period of time at a price greater than $2.16.  The July 2011 Note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.

On June 13, 2011, we completed a $140,000 convertible debt financing with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “June 2011 Note”).  The June 2011 Note bears interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the June 2011 Note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 116,667 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The June 2011 Note is secured by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

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

On the date of issuance of the June 2011 Note, the July 2011 Note, and the June 2012 Note, no portion of the proceeds were attributable to a beneficial conversion feature since the conversion price of the June 2011 Note, the July 2011 Note, and the June 2012 Note exceeded the market price of the Company’s common stock.

Information relating to our convertible notes payable is as follows:

					As of June 30, 2012
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$7,992	$132,008
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	15,866	109,134
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	2,210,000	456,109	1,753,891
Total	$2,475,000				$2,475,000	$479,967	$1,995,033

(1)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per shares, respectively.

(2)
The outstanding principal balance of the June 2012 Note may be converted, at the option of Inter-Mountain, into shares of common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.

The amount of interest cost recognized from the three convertible notes outstanding was $8,571 and $652 for three months ended June 30, 2012 and 2011, respectively and was $15,106 and $652 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2012, we had 8,086,398 shares of common stock issued and outstanding.  We did not issue any shares of common stock during the three months ended June 30, 2012.

Preferred Stock

As of June 30, 2012, we had 65 shares of Series A preferred stock issued and outstanding.  We did not issue any shares of preferred stock during the three months ended June 30, 2012.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2012 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2011	612,594	$2.45
Warrants issued (1)	785,714	0.35
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of June 30, 2012	1,398,308	$1.27

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The initial warrant for 785,714 shares of common stock vested on June 27, 2012 and only such shares of common stock have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other warrants vest upon the payment by Inter-Mountain of each of the six Investor Notes.

Of the warrant shares subject to exercise as of June 30, 2012, expiration of the right to exercise is as follows:

Date of expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	785,714
Total	1,398,308

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Warrants to purchase common stock (1)	1,398,308	612,594
Stock options to purchase common stock	254,411	287,745
Unvested restricted common stock	397	1,096
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (2)	232,408	232,408
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (3)	6,314,286	---
Common stock issuable upon the assumed conversion of our convertible preferred stock	928,572	357,143
Total	9,128,382	1,490,986

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The initial warrant for 785,714 shares of common stock vested on June 27, 2012 and only such shares of common stock have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other warrants vest upon the payment by Inter-Mountain of each of the six Investor Notes.

(2)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per shares, respectively.

(3)
The outstanding principal balance of the June 2012 Note may be converted, at the option of Inter-Mountain, into shares of common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  For the purposes of this Table, we have assumed a conversion price of $0.35 per share.

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

	2012	2011
Incentive Stock Options (4)
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options (5)
Expected volatility (1)	---	---
Risk-free interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any incentive stock options for the three months ended June 30, 2012 and 2011, respectively.
(5)	The Company did not award any nonstatutory stock options for the three months ended June 30, 2012 and 2011, respectively.

Our Board granted the incentive stock option awards as indicated below to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Incentive Stock Options
Quantity	---	---	---	1,334
Weighted average fair value per share	---	---	---	$1.15
Fair value	---	---	---	$1,534

Nonstatutory Stock Options
Quantity	---	---	---	---
Weighted average fair value per share	---	---	---	---
Fair value	---	---	---	---

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
Research and development	$	---	$13,296	$6,280	$26,446
Selling, general and administrative		3,322	21,693	18,993	45,330
Total share-based compensation expense		$3,322	$34,989	$25,273	$71,776

At June 30, 2012, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $49,193.  The period over which the unearned share-based compensation is expected to be recognized is approximately two years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2012 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2011	287,745	$16.89
Granted	---	---
Forfeited/cancelled	(33,334)	38.10
Exercised	---	---
Outstanding as of June 30, 2012	254,411	$14.11

The following table presents the stock option grants outstanding and exercisable as of June 30, 2012:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
180,005	$5.94	6.3	138,532	$6.97
37,669	23.73	5.0	37,669	23.73
25,403	34.57	5.6	25,403	34.57
11,334	66.04	4.7	11,334	66.04
254,411	$14.11	6.0	212,938	$16.37

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

The following table summarizes share-based compensation related to restricted stock awards for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,611	$3,701	$3,205	$8,720
Selling, general and administrative	1,131	2,623	2,249	6,178
Total share-based compensation expense	$2,742	$6,324	$5,454	$14,898

At June 30, 2012, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $6,848.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately nine months.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of June 30, 2012 and the changes therein during the six months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	1,096	$41.47
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	(699)	45.39
Outstanding as of June 30, 2012	397	$34.59

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, September 15, 2010, and June 14, 2012, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of common stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, and 400,000 shares, respectively.

In December 2006, we began issuing stock options to employees, consultants, and directors.  The stock options issued generally vest over a period of one to four years and have a maximum contractual term of ten years.  In January 2007, we began issuing restricted stock awards to our employees.  Restricted stock awards generally vest over a period of six months to five years after the date of grant.  Prior to vesting, restricted stock awards do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock awards are not considered issued and outstanding.  Shares of common stock are issued on the date the restricted stock awards vest.

As of June 30, 2012, we had granted options to purchase 408,667 shares of common stock since the inception of the Incentive Plan, of which 254,411 were outstanding at a weighted average exercise price of $14.11 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 397 were outstanding.  As of June 30, 2012, there were 876,046 shares that remained available for future grant under our Incentive Plan.

NOTE 15.	FAIR VALUE MEASUREMENTS

In accordance with ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance in ASC Topic 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our other receivable, notes receivable, and convertible notes payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

The following table summarizes the fair value of our financial instruments at June 30, 2012 and December 31, 2011.

Description	June 30, 2012		December 31, 2011
Assets:
Other receivable (1)	$	---	$246,410
Notes receivable and accrued interest		$1,501,332	---

Liabilities:
Convertible note – June 2011		$132,008	$129,781
Convertible note – July 2011		$109,134	$105,101
Convertible note – June 2012		$1,753,891	---

(1)	The Company received remittance in March 2012.

NOTE 16.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006, we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of June 30, 2012 our current monthly lease obligation is $9,872, which is inclusive of monthly operating expenses.

On December 10, 2010, we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2006 office lease and the 2010 equipment lease are as follows as of June 30, 2012:

Calendar Years	Future Lease Expense
2012 (Six months)	$63,693
2013	38,542
2014	8,926
2015	744
2016	---
Total	$111,905

Rent expense for our operating leases amounted to $33,171 and $31,200 for the three months ended June 30, 2012 and 2011, respectively, and $65,140 and $59,685 for the six months ended June 30, 2012 and 2011, respectively.

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

Employment Agreements

As of June 30, 2012, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, as well as other key executives including Daniel G. Moro, Vice President – Polymer Drug Delivery and John V. St. John, Ph.D., Vice President - Research and Development.  The employment agreements with Messrs. Wallberg, Moro, and St. John each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of June 30, 2012, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we were required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of June 30, 2012, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provided certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

Pursuant to the terms of an Asset Sale Agreement dated October 12, 2005, we acquired the assets of Access Pharmaceuticals, Inc. (“Access”).  Under that agreement, we are obligated to pay to Access for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2012, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of $20 and $40 million dollars of certain products, annual sales of $20 million dollars of any one certain product, and cumulative sales of such products of $50 and $100 million dollars.

On March 7, 2008, we terminated an existing license agreement with ProStrakan Ltd. for Amlexanox-related products in the United Kingdom and Ireland.  As part of the termination, we agreed to pay ProStrakan Ltd. a royalty of 30% on any future payments received by us from a new licensee in the United Kingdom and Ireland territories, up to a maximum of $1,400,000.

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K, referred to as our 2011 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through the fourth quarter of 2012.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2011 Form 10-K under “Risks Associated with our Business”.

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

Our strategy is twofold:

▪
Establish the foundation for a market leadership position in wound management by developing and commercializing a customer-focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

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

Recent Developments

Convertible Debt Financing – June 2012

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to the issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six promissory notes in favor of us, each in the principal amount of $250,000 (the “Investor Notes”), and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  The purchase price of the June 2012 Note reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

The June 2012 Note will bear interest at the rate of 8.0% per annum, with monthly installment payments of $83,333 commencing on the date that is the earlier of (i) thirty calendar days after the effective date of a registration statement registering the re-sale of the shares issuable upon conversion under the June 2012 Note and (ii) December 24, 2012, but in no event sooner than September 25, 2012.  At our option, subject to certain volume, price, and other conditions, the monthly installment may be paid in whole, or in part, in cash or in common stock, $0.001 par value of Uluru common stock.  If the monthly installment is paid in our common stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days is less than $0.05

At the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  The initial tranche is $710,000 and the six subsequent tranches are each $250,000, plus interest.  At our option, the outstanding principal balance of the June 2012 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The June 2012 Note is secured by a Security Agreement pursuant to which we granted to Inter-Mountain a first-priority security interest in the assets held by the Company.

Events of default under the June 2012 Note include failure to make required payments or to deliver shares upon conversion, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the common stock, a restatement of financial statements, and a default under certain other agreements.  In the event of default, the interest rate under the June 2012 Note increases to 18% and the June 2012 Note becomes callable at a premium.  In addition, the holder has all remedies under law and equity, including foreclosing on our assets under the Security Agreement.

As part of the convertible debt financing, Inter-Mountain will also receive a total of seven warrants (the “Warrants”) to purchase an aggregate of 3,142,857 shares of common stock, which number of shares could increased based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The Warrant for the initial 785,714 shares of common stock vests immediately.  Each of the other Warrants vest upon the payment by the holder of each of the six Investor Notes.

As part of the convertible debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement for the number of shares referred to therein no later than July 27, 2012 and to cause such registration statement to be declared effective no later than ninety days after such filing with the SEC and to keep such registration statement effective for a period of no less than one hundred and eighty days.  The Registration Rights Agreement also grants Inter-Mountain piggy-back registration rights with respect to future offerings by the Company.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on July 31, 2012.

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

Comparison of the three months ended June 30, 2012 and 2011

Total Revenues

Revenues were approximately $56,000 for the three months ended June 30, 2012, as compared to revenues of approximately $80,000 for the three months ended June 30, 2011, and were comprised of licensing fees of approximately $10,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of approximately $17,000 from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $29,000.

The second quarter 2012 revenues represent an overall decrease of approximately $24,000 versus the comparative second quarter 2011 revenues.  The decrease in revenues is primarily attributable to a decrease of approximately $25,000 in Altrazeal® product sales and a decrease of approximately $2,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by an increase of $3,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 was approximately $5,000 and was comprised entirely of costs associated with our Altrazeal® products.  Cost of goods sold for the three months ended June 30, 2011 was approximately $8,000 and was comprised entirely of costs associated with our Altrazeal® products.

Research and Development

Research and development expenses totaled approximately $171,000 for the three months ended June 30, 2012, including approximately $2,000 in share-based compensation, compared to approximately $242,000 for the three months ended June 30, 2011, which included approximately $17,000 in share-based compensation.  The decrease of approximately $71,000 in research and development expenses was primarily due, in approximate numbers, to a $28,000 decrease in direct research costs, a $20,000 decrease in costs for regulatory consulting, a $15,000 decrease in scientific compensation costs related to share-based compensation, and an $8,000 decrease in maintenance costs.

The direct research and development expenses for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
Technology	2012	2011
Wound care & nanoparticle	$6,000	$33,000
OraDisc™	4,000	3,000
Aphthasol® & other technologies	1,000	3,000
Total	$11,000	$39,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $514,000 for the three months ended June 30, 2012, including $4,000 in share-based compensation, compared to approximately $553,000 for the three months ended June 30, 2011, which included $24,000 in share-based compensation.

The decrease of approximately $39,000 in selling, general and administrative expenses was primarily due, in approximate numbers, to a $53,000 decrease in costs for compensation as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, a $39,000 decrease in sales and marketing costs due to a revised sales and marketing plan, a $15,000 decrease in legal costs relating to our patents, an $11,000 decrease in costs associated with our annual meeting of shareholders held in June 2012, reduced consulting costs of $10,000, an $8,000 decrease in fees associated with listing exchange fees, a $7,000 decrease in costs for director fees, and a $5,000 decrease in accounting fees.  These expense decreases were partially offset, in approximate numbers, by a $97,000 increase in consulting costs for investor relations and a $12,000 increase in legal expenses as a result of the litigation with R.C.C. Ventures, LLC.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $118,000 for the three months ended June 30, 2012 as compared to approximately $204,000 for the three months ended June 30, 2011.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $86,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no additional purchases of patents during the three months ended June 30, 2012 and 2011, respectively.

Depreciation

Depreciation expense totaled approximately $75,000 for the three months ended June 30, 2012 as compared to approximately $75,000 for the three months ended June 30, 2011.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $1,000 for the three months ended June 30, 2012 as compared to approximately $3,000 for the three months ended June 30, 2011.  The decrease of approximately $2,000 is attributable to a decrease in interest income resulting from imputed interest being recognized in 2011 from the divestiture of the Zindaclin® technology.

Interest Expense

Interest expense totaled approximately $31,000 for the three months ended June 30, 2012 as compared to approximately $13,000 for the three months ended June 30, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $18,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

Comparison of the six months ended June 30, 2012 and 2011

Total Revenues

Revenues were approximately $116,000 for the six months ended June 30, 2012, as compared to revenues of approximately $155,000 for the six months ended June 30, 2011, and were comprised of licensing fees of approximately $18,000 from Altrazeal® and OraDisc™ licensing agreements, $33,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of approximately $65,000.

The six months ended June 30, 2012 revenues represent an overall decrease of approximately $39,000 versus the comparative six months ended June 30, 2011 revenues.  The decrease in revenues is primarily attributable to a decrease of approximately $45,000 in Altrazeal® product sales.  This revenue decrease was partially offset by an increase of approximately $6,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2012 was approximately $22,000 and was comprised entirely of costs associated with our Altrazeal® products.  Cost of goods sold for the six months ended June 30, 2011 was approximately $24,000 and was comprised entirely of costs associated with our Altrazeal® products.

Research and Development

Research and development expenses totaled approximately $364,000 for the six months ended June 30, 2012, including approximately $9,000 in share-based compensation, compared to approximately $516,000 for the six months ended June 30, 2011, which included approximately $35,000 in share-based compensation.  The decrease of approximately $152,000 in research and development expenses was primarily due, in approximate numbers, to an $81,000 decrease in direct research costs, a $36,000 decrease in costs for regulatory consulting, a $29,000 decrease in scientific compensation costs related mainly to share-based compensation, and a $12,000 decrease in maintenance costs.  These expense decreases were partially offset by a $6,000 increase in regulatory fees.

The direct research and development expenses for the six months ended June 30, 2012 and 2011 were as follows:
	Six months Ended June 30,
Technology	2012	2011
Wound care & nanoparticle	$15,000	$96,000
OraDisc™	8,000	6,000
Aphthasol® & other technologies	2,000	4,000
Total	$25,000	$106,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $990,000 for the six months ended June 30, 2012, including approximately $21,000 in share-based compensation, compared to approximately $1,213,000 for the six months ended June 30, 2011, which included approximately $52,000 in share-based compensation.

The decrease of approximately $223,000 in selling, general and administrative expenses was primarily due, in approximate numbers, to a $97,000 decrease in compensation costs as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, a $135,000 decrease in sales and marketing costs due to a revised sales and marketing plan, a $62,000 decrease in legal costs relating to our patents, a $15,000 decrease in consulting costs, an $11,000 decrease in costs associated with our annual meeting of shareholders held in June 2012, a decrease of $11,000 in fees associated with listing exchange fees, an $8,000 decrease in costs for director fees, a $5,000 decrease in occupancy costs, and a $4,000 reduction in corporate travel costs.  These expense decreases were partially offset, in approximate numbers, by a $62,000 increase in consulting costs for investor relations, the cost of $28,000 associated with the early remittance of the receivable from our divestiture of the Zindaclin® technology in June 2010, the cost of $24,000 for the litigation settlement with R.C.C. Ventures, LLC, a $9,000 increase in accounting fees for the annual audit, and a $2,000 increase in legal expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $237,000 for the six months ended June 30, 2012 as compared to approximately $406,000 for the six months ended June 30, 2011.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $169,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no additional purchases of patents during the six months ended June 30, 2012 and 2011, respectively.

Depreciation

Depreciation expense totaled approximately $150,000 for the six months ended June 30, 2012 as compared to approximately $152,000 for the six months ended June 30, 2011.  The decrease of approximately $2,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $3,000 for the six months ended June 30, 2012 as compared to approximately $8,000 for the six months ended June 30, 2011.  The decrease of approximately $5,000 is attributable to a decrease in interest income resulting from imputed interest being recognized in 2011 from the divestiture of the Zindaclin® technology.

Interest Expense

Interest expense totaled approximately $57,000 for the six months ended June 30, 2012 as compared to approximately $26,000 for the six months ended June 30, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $31,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2012, our cash and cash equivalents were $406,667 which is an increase of $360,047 as compared to our cash and cash equivalents at December 31, 2011 of $46,620.  Our working capital (defined as current assets less current liabilities) was $(702,240) at June 30, 2012 as compared to our working capital at December 31, 2011 of $(704,411).

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2012	2011
Operating activities	$(574,292)	$(1,313,883)
Investing activities	155,651	250,000
Financing activities	778,688	551,955
Net Increase (Decrease) in cash and cash equivalents	$360,047	$(511,928)

Operating Activities

For the six months ended June 30, 2012, net cash used in operating activities was approximately $574,000.  The principal components of net cash used in operating activities for the six months ended June 30, 2012 were our net operating loss of approximately $1,702,000 and a decrease in accrued liabilities of  approximately $58,000 due primarily to the final installment payments on our insurance premium financing.  Our net loss for the six months ended June 30, 2012 included substantial non-cash charges of approximately $558,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and common stock issued for services.  The aforementioned net cash used for the six months ended June 30, 2012 was partially offset by an increase in deferred revenue of approximately $207,000 due primarily to the receipt of licensing milestone payments, an increase of approximately $207,000 in accounts payable due to timing of vendor payments, a decrease of approximately $123,000 in prepaid expenses due primarily to expense amortization, a decrease in receivables of approximately $41,000 due to collection activities, a decrease in inventory of approximately $35,000 due primarily to product sales, and an increase in accrued interest of approximately $15,000 relating to our convertible debt.

For the six months ended June 30, 2011, net cash used in operating activities was approximately $1,314,000.  The principal components of net cash used for the six months ended June 30, 2011 were our net loss of approximately $2,175,000, a decrease of approximately $12,000 in deferred revenue due to amortization, a decrease of $57,000 in accrued liabilities due primarily to the final installment payments on our insurance premium financing, and an increase of approximately $34,000 in inventory related to the manufacture of Aphthasol®.  Our net loss for the six months ended June 30, 2011 included substantial non-cash charges of approximately $621,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the six months ended June 30, 2011 was partially offset by an increase in accounts payable of approximately $190,000 due to timing of vendor payments, a decrease in prepaid expenses of approximately $133,000 due to expense amortization, and a decrease in receivables of approximately $20,000 due to collection activities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was approximately $156,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset and a purchase of manufacturing equipment for approximately $64,000.

Net cash provided by investing activities for the six months ended June 30, 2011 was $250,000 and relates to the third payment to us, received in June 2011, from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $779,000 and was comprised of approximately $276,000 from the net proceeds of our sale of preferred stock in January 2012, $474,000 of net proceeds from the convertible debt transaction in June 2012, and approximately $29,000 from a decrease in the estimate of offering costs associated with the sale of preferred stock in 2011.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $552,000 and was primarily comprised of $412,000 from the sale of common stock in January 2011and $140,000 from the issuance of a convertible note in June 2011.  The net cash provided by the aforementioned financing activities was partially offset by our payment of cash in lieu of fractional shares of common stock associated with the Company’s reverse stock split on June 29, 2011 in the amount of $35.

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

As of June 30, 2012, we had cash and cash equivalents of approximately $407,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2012 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, proceeds from the convertible debt transaction in June 2012, and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the fourth quarter of 2012.  We do not expect any material changes in our capital expenditure spending during 2012.  However, we cannot be sure that our anticipated revenues will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.  Additionally, we may received additional proceeds from the repayment of the Investor Notes received as part of our convertible debt financing, and we may explore alternative financing sources for our business activities, including the possibility of loans from banks and public and/or private offerings of debt and equity securities; however we cannot be certain that funding will be available on terms acceptable to us, or at all.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2012, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, two convertible note agreements with Kerry P. Gray, and one convertible note agreement with Inter-Mountain Capital Corp.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating leases	$111,905	$97,772	$14,133	$	---	$	---
Separation agreements	296,947	196,947	100,000		---		---
Convertible notes	2,822,409	859,523	1,962,886		---		---
Total contractual cash obligations	$3,231,261	$1,154,242	$2,077,019	$	---	$	---

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 30, 2012.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through the fourth quarter of 2012, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  The Company has included important factors in the cautionary statements included in its 2011 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made.  The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At June 30, 2012 and December 31, 2011 our cash and cash equivalents totaled $406,667 and $46,620, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality banking institutions.

Concentration of credit risk with respect to trade accounts receivable is limited to certain customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2012 and at December 31, 2011.  As of June 30, 2012, five customers exceeded the 5% threshold, each customer with 52%, 8%, 8%, 7%, and 6% of total consolidated trade accounts receivable, respectively.  Four customers exceeded the 5% threshold at December 31, 2011, each customer with 36%, 24%, 14%, and 6% of total consolidated trade accounts receivable, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A.	Risk Factors.

This item is not applicable to smaller reporting companies; provided, however, please refer to the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued for Services - January 2012

On January 19, 2012, we entered into a consulting agreement with Mirador Consulting LLC (“Mirador”) to provide us with services such as management consulting, business advisory, shareholder information, and public relations.  As compensation for such services, we issued 325,000 shares of the Company’s common stock to Mirador.

The securities issued have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  In connection with the foregoing issuance, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.  The offering and sale was made to a single person, who is an accredited investor, and transfer is restricted by the Company in accordance with the requirements of the Securities Act.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
4.5		Common Stock Purchase Warrant #1 dated June 27, 2012. (1)
4.6		Common Stock Purchase Warrant #2 dated June 27, 2012. (1)
4.7		Common Stock Purchase Warrant #3 dated June 27, 2012. (1)
4.8		Common Stock Purchase Warrant #4 dated June 27, 2012. (1)
4.9		Common Stock Purchase Warrant #5 dated June 27, 2012. (1)
4.10		Common Stock Purchase Warrant #6 dated June 27, 2012. (1)
4.11		Common Stock Purchase Warrant #7 dated June 27, 2012. (1)
10.37		Secured Convertible Promissory Note dated June 27, 2012. (1)
10.38		Securities Purchase Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (1)
10.39		Security Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (1)
10.40		Registration Rights Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (1)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
	*	Filed herewith.
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

ULURU Inc.

Date: August 14, 2012	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)