Form 10-Q
period 2012-09-30
ULURU INC.
filed 2012-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 9,668,307 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$36,557	$46,620
Accounts receivable, net	52,042	45,421
Other receivable, current portion	---	246,410
Notes receivable and accrued interest, current portion	255,333	---
Inventory	647,241	799,483
Prepaid expenses and deferred charges	202,290	211,522
Total Current Assets	1,193,463	1,349,456

Property, Equipment and Leasehold Improvements, net	911,117	1,072,460

Other Assets
Intangible assets, net	4,265,748	4,622,435
Notes receivable and accrued interest, net of current portion	1,276,665	---
Deferred financing costs, net	179,849	---
Deposits	18,069	18,069
Total Other Assets	5,740,331	4,640,504

TOTAL ASSETS	$7,844,911	$7,062,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,993,557	$1,640,211
Accrued liabilities	402,656	376,542
Accrued interest	36,080	13,053
Deferred revenue, current portion	45,227	24,061
Total Current Liabilities	2,477,520	2,053,867

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount	2,000,866	234,882
Deferred revenue, net of current portion	846,953	672,282
Total Long Term Liabilities	2,847,819	907,164

TOTAL LIABILITIES	5,325,339	2,961,031

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 65 and 25 shares issued and outstanding, aggregate liquidation value of $689,555 and $254,387, at September 30, 2012 and December 31, 2011, respectively
	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
8,653,289 and 7,269,063 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8,653	7,269
Additional paid-in capital	51,012,617	49,750,792
Promissory notes receivable and accrued interest for common stock issuance	(981,623)	(725,045)
Accumulated (deficit)	(47,520,075)	(44,931,627)
TOTAL STOCKHOLDERS’ EQUITY	2,519,572	4,101,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,844,911	$7,062,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
License fees	$11,400	$6,184	$29,163	$18,349
Royalty income	16,633	18,861	49,918	51,528
Product sales, net	60,889	48,607	126,057	159,132
Total Revenues	88,922	73,652	205,138	229,009

COSTS AND EXPENSES
Cost of goods sold	113,415	11,065	135,745	35,545
Research and development	152,985	233,087	517,196	749,049
Selling, general and administrative	375,767	566,541	1,365,836	1,779,045
Amortization of intangible assets	119,763	206,454	356,687	612,632
Depreciation	75,219	75,359	225,691	227,665
Total Costs and Expenses	837,149	1,092,506	2,601,155	3,403,936

OPERATING (LOSS)	(748,227)	(1,018,854)	(2,396,017)	(3,174,927)

Other Income (Expense)
Interest and miscellaneous income	30,720	1,857	33,745	9,485
Interest expense	(134,218)	(22,545)	(191,008)	(48,839)
(LOSS) Before Income Taxes	(851,725)	(1,039,542)	(2,553,280)	(3,214,281)

Income taxes	---	---	---	---
NET (LOSS)	$(851,725)	$(1,039,542)	$(2,553,280)	$(3,214,281)

Less preferred stock dividends	(12,288)	(462)	(35,168)	(462)
NET (LOSS) Allocable to Common Stockholders	$(864,013)	$(1,040,004)	$(2,588,448)	$(3,214,743)

Basic and diluted net (loss) per common share	$(0.10)	$(0.18)	$(0.32)	$(0.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,267,755	5,928,084	8,106,117	5,850,900

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES :
Net loss	$(2,553,280)		$(3,214,281)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	356,687		612,632
Depreciation	225,691		227,665
Share-based compensation for stock and options issued to employees	16,494		83,023
Share-based compensation for options issued to non-employees	21,745		45,884
Amortization of debt discount on convertible notes	53,029		2,831
Amortization of deferred financing costs	20,151		---
Cancellation of warrants issued for services	---		(38,994)
Common stock issued for services	130,000		15,000
Common stock issued for interest due on convertible note	44,200		---

Change in operating assets and liabilities:
Accounts receivable	(6,621)		22,060
Other receivable	26,410		(8,996)
Inventory	152,243		(133,766)
Prepaid expenses and deferred charges	9,232		(25,800)
Notes receivable and accrued interest	(31,997)		---
Accounts payable	353,346		657,920
Accrued liabilities	26,114		114,099
Accrued interest	23,027		6,373
Deferred revenue	195,837		81,651
Total	1,615,588		1,661,582

Net Cash Used in Operating Activities	(937,692)		(1,552,699)

INVESTING ACTIVITIES :
Purchase of property and equipment	(64,349)		---
Proceeds from sale of intangible asset	220,000		250,000
Net Cash Provided by Investing Activities	155,651		250,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	---		411,990
Proceeds from sale of preferred stock, net	275,761		91,292
Proceeds from issuance of convertible notes and warrants, net	467,290		265,000
Offering cost adjustment – preferred stock sale in 2011	28,927		---
Cash paid in lieu of fractional shares	---		(35)
Net Cash Provided by Financing Activities	771,978		768,247

Net Decrease in Cash	(10,063)		(534,452)

Cash, beginning of period	46,620		641,441
Cash, end of period	$36,557		$106,989

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$3,747		$2,386

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$245,818		$323,182
Issuance of common stock for principle due on convertible note	$39,133	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the account of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, proceeds from the convertible debt transaction in June 2012, and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the second quarter of 2013.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2013, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2013.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 30, 2012.

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

Revenues per geographic area, along with relative percentages of total revenues, for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2012	%	2011	%	2012	%	2011	%
Domestic	$57,179	64%	$67,468	92%	$155,633	76%	$210,660	92%
International	31,743	36%	6,184	8%	49,505	24%	18,349	8%
Total	$88,922	100%	$73,652	100%	$205,138	100%	$229,009	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2012	2011	2012	2011
Customer A	Aphthasol®	19%	25%	24%	22%
Customer B	Altrazeal®	29%	---	15%	---
Customer C	Altrazeal®	*	12%	*	*
Total		48%	37%	39%	22%
* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	OTHER RECEIVABLE

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

As of September 30, 2012, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal® and Aphthasol®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the three months ended September 30, 2012, we wrote off approximately $79,000 in out-of-date and obsolete finished goods.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2012 and December 31, 2011:

Inventory	September 30, 2012	December 31, 2011
Finished goods	$323,529	$398,634
Work-in-progress	290,642	367,779
Raw materials	33,070	33,070
Total	$647,241	$799,483

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2012 and December 31, 2011:

Property, equipment and leasehold improvements	September 30, 2012	December 31, 2011
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,547,572	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,212,769	2,148,420
Less: accumulated depreciation and amortization	(1,301,652)	(1,075,960)
Property, equipment and leasehold improvements, net	$911,117	$1,072,460

Depreciation expense on property, equipment and leasehold improvements was $75,219 and $75,359 for the three months ended September 30, 2012 and 2011, respectively, and was $225,691 and $227,665 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2012 and December 31, 2010:

Intangible assets	September 30, 2012	December 31, 2011
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,360,190)	(5,003,503)
Intangible assets, net	$4,265,748	$4,622,435

Amortization expense for intangible assets was $119,763 and $206,454 for the three months ended September 30, 2012 and 2011, respectively, and was $356,687 and $612,632 for the nine months ended September 30, 2012 and 2011, respectively.

The future aggregate amortization expense for intangible assets, remaining as of September 30, 2012, is as follows:
Calendar Years	Future Amortization Expense
2012 (Three months)	$119,763
2013	475,148
2014	475,148
2015	475,148
2016	476,450
2017 & Beyond	2,244,091
Total	$4,265,748

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

As of September 30, 2012, Altrazeal Trading Ltd. had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three months and the nine months then ended.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2012 and December 31, 2011:

Accrued Liabilities	September 30, 2012	December 31, 2011
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	252,924	184,080
Accrued insurance payable	41,379	78,246
Product rebates/returns	151	3,160
Other	1,903	4,757
Total accrued liabilities	$402,656	$376,542

NOTE 11.	CONVERTIBLE DEBT

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The Warrant for the initial 785,714 shares of common stock vests immediately.  Each of the other Warrants vest upon the payment by the holder of each of the six Investor Notes.

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

On October 5, 2012, we and Inter-Mountain entered into a First Amendment to Buyer Trust Deed Note #1 (the “Trust Deed Note Amendment”) for the purpose of revising certain terms and conditions contained in the Buyer Trust Deed Note #1, to include an updated schedule for the timing of certain payment obligations by Inter-Mountain contained therein.

On July 28, 2011, we completed a convertible debt financing for $125,000 with Mr. Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Note”).  The July 2011 Note bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  The outstanding principal balance of the July 2011 Note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.08 per share or 115,741 shares of common stock.  We may force conversion of the July 2011 Note if our common stock trades for a defined period of time at a price greater than $2.16.  The July 2011 Note is collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s common stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.  On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $11,542 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum will accrue on the deferred interest payment of $11,542 until the relevant payment date.

On June 13, 2011, we completed a $140,000 convertible debt financing with Mr. Gray (the “June 2011 Note”).  The June 2011 Note bears interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on June 13, 2014.  The outstanding principal balance of the June 2011 Note may be converted into shares of the Company’s common stock, at the option of the note holder and at any time, at a conversion price of $1.20 per share or 116,667 shares of common stock.  We may force conversion of the convertible note if our common stock trades for a defined period of time at a price greater than $1.80.  The June 2011 Note is collateralized by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.  On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $14,653 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum will accrue on the deferred interest payment of $14,653 until the relevant payment date.

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

Information relating to our convertible notes payable is as follows:
					As of September 30, 2012
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$6,909	$133,091
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	13,881	111,119
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	2,170,867	414,211	1,756,656

Total	$2,475,000				$2,435,867	$435,001	$2,000,866

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

The amount of interest cost recognized from the three convertible notes outstanding was $52,121 and $5,721 for three months ended September 30, 2012 and 2011, respectively and was $67,227 and $6,373 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2012, we had 8,653,289 shares of common stock issued and outstanding.  For the three months ended September 30, 2012, we issued 566,891 shares of common stock in payment of the convertible note installment of $83,333 due on September 25, 2012 to Inter-Mountain.

Preferred Stock

As of September 30, 2012, we had 65 shares of Series A preferred stock issued and outstanding.  For the three months ended September 30, 2012, we did not issue any shares of preferred stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2012 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2011	612,594	$2.45
Warrants issued (1)	785,714	0.35
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of September 30, 2012	1,398,308	$1.27

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The initial warrant for 785,714 shares of common stock vested on June 27, 2012 and only such shares of common stock have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other warrants vest upon the payment by Inter-Mountain of a related Investor Note.

Of the warrant shares subject to exercise as of September 30, 2012, expiration of the right to exercise is as follows:

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Warrants to purchase common stock(1)	1,398,308	612,594
Stock options to purchase common stock	158,409	287,745
Unvested restricted common stock	300	1,096
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	6,209,369	---
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	378,790	232,408
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)	985,078	357,143
Total	9,130,254	1,490,986

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The initial warrant for 785,714 shares of common stock vested on June 27, 2012 and only such shares of common stock have been included in this Table. Each of the other warrants vest upon the payment by Inter-Mountain of a related Investor Note.

(2)
The outstanding principal balance and the accrued and unpaid interest of the June 2012 Note may be converted, at the option of Inter-Mountain, into shares of common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  For the purposes of this Table, we have assumed a conversion price of $0.35 per share and no ownership limitations.

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per shares, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be September 30, 2012.

(4)
The outstanding Series A preferred stock and the accrued and unpaid dividends thereon are convertible into shares of the Company’s common stock at the Company’s option at any time after six-months from the date of issuance of the Series A preferred stock.  The conversion price for the holder is fixed at $0.70 per share with no adjustment mechanisms, resets, ratchets, or anti- covenants other than the customary adjustments for stock splits.  For the purposes of this Table, we have assumed a conversion price of $0.70 per share.

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

Our Board granted the incentive stock option awards as indicated below to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Incentive Stock Options (1)
Quantity	---	---	---	1,334
Weighted average fair value per share	---	---	---	$1.15
Fair value	---	---	---	$1,534

Nonstatutory Stock Options (2)
Quantity	---	---	---	---
Weighted average fair value per share	---	---	---	---
Fair value	---	---	---	---

(1)	The Company did not award any incentive stock options for the three months ended September 30, 2012 and 2011, respectively.
(2)	The Company did not award any nonstatutory stock options for the three months ended September 30, 2012 and 2011, respectively.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011
Research and development	$	---	$13,442	$6,280	$39,888
Selling, general and administrative		6,760	22,397	25,753	67,727
Total share-based compensation expense		$6,760	$35,839	$32,033	$107,615

At September 30, 2012, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $42,433.  The period over which the unearned share-based compensation is expected to be recognized is approximately two years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2012 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2011	287,745	$16.89
Granted	---	---
Forfeited/cancelled	(129,336)	22.49
Exercised	---	---
Outstanding as of September 30, 2012	158,409	$12.32

The following table presents the stock option grants outstanding and exercisable as of September 30, 2012:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
118,671	$5.37	6.0	90,642	$6.25
19,335	23.80	4.9	19,335	23.80
16,069	34.52	5.4	16,069	34.52
4,334	69.22	4.6	4,334	69.22
158,409	$12.32	5.8	130,380	$14.43

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

The following table summarizes share-based compensation related to restricted stock awards for the three months and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$(391)	$3,742	$2,814	$12,462
Selling, general and administrative	1,143	2,652	3,392	8,830
Total share-based compensation expense	$752	$6,394	$6,206	$21,292

At September 30, 2012, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $3,082.  The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately six months.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of September 30, 2012 and the changes therein during the nine months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	1,096	$41.47
Shares granted	---	---
Shares forfeited/cancelled	(97)	34.59
Shares exercised/issued	(699)	45.39
Outstanding as of September 30, 2012	300	$34.59

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

As of September 30, 2012, we had granted options to purchase 408,667 shares of common stock since the inception of the Incentive Plan, of which 158,409 were outstanding at a weighted average exercise price of $12.32 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 300 were outstanding.  As of September 30, 2012, there were 972,145 shares that remained available for future grant under our Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2012 and December 31, 2011.

Description	September 30, 2012		December 31, 2011
Assets:
Other receivable (1)	$	---	$246,410
Notes receivable and accrued interest		$1,531,998	---

Liabilities:
Convertible note – June 2011		$133,091	$129,781
Convertible note – July 2011		$111,119	$105,101
Convertible note – June 2012		$1,756,656	---

(1)	The Company received remittance in March 2012.

NOTE 16.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006, we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of September 30, 2012 our current monthly lease obligation is $9,872, which is inclusive of monthly operating expenses.

On December 10, 2010, we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2006 office lease and the 2010 equipment lease are as follows as of September 30, 2012:

Calendar Years	Future Lease Expense
2012 (Three months)	$31,846
2013	38,542
2014	8,926
2015	744
2016	---
Total	$80,058

Rent expense for our operating leases amounted to $32,971 and $33,083 for the three months ended September 30, 2012 and 2011, respectively, and $98,111 and $92,768 for the nine months ended September 30, 2012 and 2011, respectively.

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

Employment Agreements

As of September 30, 2012, we were a party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, and our Vice President – Polymer Drug Delivery, Daniel G. Moro.  The employment agreements with Messrs. Wallberg and Moro each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for our benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights in favor of us.

Separation Agreements

As of September 30, 2012, we continue to be a party to a separation agreement with Renaat Van den Hooff, our former Chief Executive Officer, dated June 4, 2010.  Pursuant to the terms of the separation agreement we provide or have provided, as applicable, certain benefits to Mr. Van den Hooff, including: (i) payments of $12,500 per month for a period of eighteen (18) months; (ii) a non-statutory stock option to purchase up to 20,000 shares of our common stock, which option is immediately exercisable in full and at any time and from time to time through June 4, 2015 at a per share exercise price of $2.10 (the closing price of our common stock on June 4, 2010); (iii) full acceleration of all vesting schedules for all shares of restricted stock of the Company held by Mr. Van den Hooff; and (iv) for a period of eighteen (18) months following June 4, 2010 we were required to maintain and provide coverage under Mr. Van den Hooff’s existing health coverage plan.  The separation agreement contains a mutual release of claims and other standard provisions.

As of September 30, 2012, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provided certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, the Company will continue to pay to Mr. Gray a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options remaining exercisable by Mr. Gray until March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Milestone Payments

Pursuant to the terms of an Asset Sale Agreement dated October 12, 2005, we acquired the assets of Access Pharmaceuticals, Inc. (“Access”).  Under that agreement, we are obligated to pay to Access for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2012, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of $20 and $40 million dollars of certain products, annual sales of $20 million dollars of any one certain product, and cumulative sales of such products of $50 and $100 million dollars.

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K, referred to as our 2011 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2012, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through the second quarter of 2013.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2011 Form 10-K under “Risks Associated with our Business”.

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

Recent Developments

On September 20, 2012, we entered into a Binding Term Sheet (the “Term Sheet”) with an affiliate of Melmed Holding AG (“Melmed”) relating to an equity investment of $2,000,000 by Melmed for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”).  Under the Term Sheet, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded upon signing of definitive documents.  The Warrants will have a fixed exercise price of $0.60 per share and may be exercised at any time and from time to time through and including the one-year anniversary thereof.  We have agreed to appoint up to two directors nominated by Melmed to serve on our Board of Directors.

Additionally, pursuant to the Term Sheet, Melmed will enter into a worldwide license and supply agreement with the Company related to certain dental applications of our OraDisc™ erodible film technology, to include benzocaine, amlexanox (exclusive of Europe), re-mineralization, fluoride, de-sensitizing, and long acting breath freshener.  We will receive a non-dilutable 25% ownership interest in a subsidiary that will be established to license the OraDisc™ rights and will also receive a 5% royalty on products sold worldwide.  The Company also agreed to expand the territory (currently European Union, Australia, New Zealand, North Africa, and the Middle East) in its existing license and supply agreement with Melmed Holding AG to include Asia (exclusive of China, Hong Kong, Macau, Taiwan, South Korea and Japan).

The Term Sheet, although binding, will be superseded by definitive agreements.

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

Comparison of the three months ended September 30, 2012 and 2011

Total Revenues

Revenues were approximately $89,000 for the three months ended September 30, 2012, as compared to revenues of approximately $74,000 for the three months ended September 30, 2011, and were comprised of, in approximate numbers, licensing fees of $11,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $17,000 from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of $61,000.

The third quarter 2012 revenues represent an overall increase of approximately $15,000 versus the comparative third quarter 2011 revenues.  The increase in revenues is primarily attributable to an increase of approximately $12,000 in Altrazeal® product sales and an increase of approximately of $5,000 in Altrazeal® licensing fees.  These revenue increases were partially offset by a decrease of approximately $2,000 in Aphthasol® royalties from our domestic distributor.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2012 was approximately $113,000 and was comprised of $34,000 from the sale of our Altrazeal® products and $79,000 from the write-off of out-of-date and obsolete finished goods.  Cost of goods sold for the three months ended September 30, 2011 was approximately $11,000 and was comprised entirely of costs associated with the sale of our Altrazeal® products.

Research and Development

Research and development expenses totaled approximately $153,000 for the three months ended September 30, 2012, including approximately nil in share-based compensation, compared to approximately $233,000 for the three months ended September 30, 2011, which included approximately $17,000 in share-based compensation.  The decrease of approximately $80,000 in research and development expenses was primarily due, in approximate numbers, to a $20,000 decrease in costs for regulatory consulting and a $60,000 decrease in scientific compensation costs related to share-based compensation and a lower head-count.

The direct research and development expenses for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
Technology	2012	2011
Wound care & nanoparticle	$30,000	$31,000
OraDisc™	4,000	3,000
Aphthasol® & other technologies	1,000	---
Total	$35,000	$34,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $376,000 for the three months ended September 30, 2012, including $8,000 in share-based compensation, compared to approximately $567,000 for the three months ended September 30, 2011, which included $25,000 in share-based compensation.

The decrease of approximately $191,000 in selling, general and administrative expenses was primarily due, in approximate numbers, to a $51,000 decrease in costs for compensation as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, a $47,000 decrease in consulting costs for investor relations costs, a $29,000 decrease in sales and marketing costs due to a revised sales and marketing plan, a $16,000 decrease in insurance costs, a $14,000 decrease in legal expenses, a $12,000 decrease due to reduced corporate travel, a $8,000 decrease in fees associated with listing exchange fees, a $7,000 decrease for reduced consulting services, a $4,000 decrease in legal costs relating to our patents, and a $3,000 decrease in costs for director fees.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $120,000 for the three months ended September 30, 2012 as compared to approximately $206,000 for the three months ended September 30, 2011.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $86,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no additional purchases of patents during the three months ended September 30, 2012 and 2011, respectively.

Depreciation

Depreciation expense totaled approximately $75,000 for the three months ended September 30, 2012 as compared to approximately $75,000 for the three months ended September 30, 2011.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $31,000 for the three months ended September 30, 2012 as compared to approximately $2,000 for the three months ended September 30, 2011.  The increase of approximately $29,000 is attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable with Inter-Mountain Capital Corp.

Interest Expense

Interest expense totaled approximately $134,000 for the three months ended September 30, 2012 as compared to approximately $22,000 for the three months ended September 30, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $112,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

Comparison of the nine months ended September 30, 2012 and 2011

Total Revenues

Revenues were approximately $205,000 for the nine months ended September 30, 2012, as compared to revenues of approximately $229,000 for the nine months ended September 30, 2011, and were comprised of, in approximate numbers, licensing fees of $29,000 from Altrazeal® and OraDisc™ licensing agreements, $50,000 of royalties from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of $126,000.

The nine months ended September 30, 2012 revenues represent an overall decrease of approximately $24,000 versus the comparative nine months ended September 30, 2011 revenues.  The decrease in revenues is primarily attributable to a decrease of approximately $33,000 in Altrazeal® product sales and a decrease of approximately $2,000 in royalties from the sale of Aphthasol® by our domestic distributor.  The revenue decrease was partially offset by an increase of approximately $11,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2012 was approximately $136,000 and was comprised of $48,000 of costs from the sale of our Altrazeal® products and $88,000 from the write-off of out-of-date and obsolete finished goods.  Cost of goods sold for the nine months ended September 30, 2011 was approximately $36,000 and was comprised entirely of costs associated with the sale of our Altrazeal® products.

Research and Development

Research and development expenses totaled approximately $517,000 for the nine months ended September 30, 2012, including approximately $9,000 in share-based compensation, compared to approximately $749,000 for the nine months ended September 30, 2011, which included approximately $52,000 in share-based compensation.  The decrease of approximately $232,000 in research and development expenses was primarily due, in approximate numbers, to an $88,000 decrease in scientific compensation costs related to share-based compensation and a lower head count, an $80,000 decrease in direct research costs, a $50,000 decrease in costs for regulatory consulting, and a $14,000 decrease in maintenance costs.

The direct research and development expenses for the nine months ended September 30, 2012 and 2011 were as follows:
	Nine Months Ended September 30,
Technology	2012	2011
Wound care & nanoparticle	$46,000	$127,000
OraDisc™	12,000	9,000
Aphthasol® & other technologies	3,000	5,000
Total	$61,000	$141,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,365,000 for the nine months ended September 30, 2012, including approximately $29,000 in share-based compensation, compared to approximately $1,779,000 for the nine months ended September 30, 2011, which included approximately $77,000 in share-based compensation.

The decrease of approximately $414,000 in selling, general and administrative expenses was primarily due, in approximate numbers, to a $147,000 decrease in compensation costs as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, a $164,000 decrease in sales and marketing costs due to a revised sales and marketing plan, a $66,000 decrease in legal costs relating to our patents, a decrease of $19,000 in fees associated with listing exchange fees, a $19,000 decrease in consulting costs, a $16,000 decrease in insurance costs, a $15,000 decrease due to reduced corporate travel costs, a $15,000 decrease in costs associated with our annual meeting of shareholders held in June 2012, a $12,000 decrease in costs for director fees, an $11,000 decrease in legal expenses, a $9,000 decrease in operating costs, and a $6,000 decrease in bad debt expense.  These expense decreases were partially offset, in approximate numbers, by a $25,000 increase in consulting costs for investor relations, the cost of $28,000 associated with the early remittance of the receivable from our divestiture of the Zindaclin® technology in June 2010, the cost of $24,000 for the litigation settlement with R.C.C. Ventures, LLC, and a $8,000 increase in accounting fees for the annual audit.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $357,000 for the nine months ended September 30, 2012 as compared to approximately $613,000 for the nine months ended September 30, 2011.  The expense for each period consists primarily of amortization associated with our acquired patents.  The decrease of approximately $256,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no additional purchases of patents during the nine months ended September 30, 2012 and 2011, respectively.

Depreciation

Depreciation expense totaled approximately $226,000 for the nine months ended September 30, 2012 as compared to approximately $228,000 for the nine months ended September 30, 2011.  The decrease of approximately $2,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $34,000 for the nine months ended September 30, 2012 as compared to approximately $9,000 for the nine months ended September 30, 2011.  The increase of approximately $25,000 is primarily attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable with Inter-Mountain.

Interest Expense

Interest expense totaled approximately $191,000 for the nine months ended September 30, 2012 as compared to approximately $49,000 for the nine months ended September 30, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount related to our convertible debt.  The increase of approximately $142,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2012, our cash and cash equivalents were $36,557 which is a decrease of $10,063 as compared to our cash and cash equivalents at December 31, 2011 of $46,620.  Our working capital (defined as current assets less current liabilities) was $(1,284,057) at September 30, 2012 as compared to our working capital at December 31, 2011 of $(704,411).

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2012	2011
Operating activities	$(937,692)	$(1,552,699)
Investing activities	155,651	250,000
Financing activities	771,978	768,247
Net Decrease in cash and cash equivalents	$(10,063)	$(534,452)

Operating Activities

For the nine months ended September 30, 2012, net cash used in operating activities was approximately $938,000.  The principal components of net cash used in operating activities for the nine months ended September 30, 2012 were our net operating loss of approximately $2,553,000 and an increase in notes receivable of approximately $32,000 due to the accrual of interest income.  Our net loss for the nine months ended September 30, 2012 included substantial non-cash charges of approximately $868,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and common stock issued for services.  The aforementioned net cash used for the nine months ended September 30, 2012 was partially offset by an increase in deferred revenue of approximately $196,000 due primarily to the receipt of licensing milestone payments, an increase in accounts payable of approximately $353,000 due to timing of vendor payments, an increase in accrued liabilities of approximately $26,000, an increase in accrued interest of approximately $23,000 relating to our convertible debt, a decrease in inventory of approximately $152,000 due primarily to the write-off of out-of-date and obsolete inventory and product sales, a decrease in receivables of approximately $20,000, and a decrease in prepaid expenses of approximately $9,000 due primarily to expense amortization.

For the nine months ended September 30, 2011, net cash used in operating activities was approximately $1,553,000.  The principal components of net cash used for the nine months ended September 30, 2011 were our net loss of approximately $3,214,000, an increase of approximately $134,000 in inventory related to the manufacture of Aphthasol®, and an increase in prepaid expenses of approximately $26,000.  Our net loss for the nine months ended September 30, 2011 included substantial non-cash charges of approximately $948,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the nine months ended September 30, 2011 was partially offset by an increase in accounts payable of approximately $658,000 due to timing of vendor payments, an increase in accrued expense of approximately $114,000, an increase in deferred revenue of approximately $82,000, an increase in accrued interest of approximately $6,000 relating to our convertible debt, and a decrease in receivables of approximately $13,000 due to collection activities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was approximately $156,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset and a purchase of manufacturing equipment for approximately $64,000.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $250,000 and relates to the third payment to us, received in June 2011, from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $772,000 and was comprised of, in approximate numbers, $276,000 from the net proceeds of our sale of preferred stock in January 2012, $467,000 of net proceeds from the convertible debt transaction in June 2012, and $29,000 from a decrease in the estimate of offering costs associated with the sale of preferred stock in 2011.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $768,000 and was comprised of, in approximate numbers, $91,000 from the sale of preferred stock in September 2011, $412,000 from the sale of common stock in January 2011, and $265,000 from the two convertible debt offerings, which occurred in June and July 2011.  The net cash provided by the aforementioned financing activities was partially offset by our payment of cash in lieu of fractional shares of common stock associated with the Company’s reverse stock split on June 29, 2011 in the amount of $35.

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

As of October 31, 2012, we had cash and cash equivalents of approximately $200,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, products, product rights, technologies, property and equipment, the payment of contractual obligations, and regulatory or sales milestones that may become due.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to search both domestically and internationally for opportunities that will enable us to continue our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2012 and beyond, such as the degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, proceeds from the convertible debt transaction in June 2012, and proceeds from the divestiture of non-core assets, we believe that we will be able to meet our working capital and capital expenditure requirements through the second quarter of 2013.  We do not expect any material changes in our capital expenditure spending during 2012.  However, we cannot be sure that our anticipated revenues will be realized or that we will generate significant positive cash flow from operations.  We are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2013, and as a result, there is substantial doubt about our ability to continue as a going concern.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our research and development plans, capital expenditures and/or acquisitions of products or businesses, or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.  Additionally, we may receive additional proceeds from the repayment of the Investor Notes received as part of our convertible debt financing, and we may explore alternative financing sources for our business activities, including the possibility of loans from banks and public and/or private offerings of debt and equity securities.  On September 20, 2012, we entered the Term Sheet with Melmed relating to a pending equity investment of $2,000,000 by Melmed for 5,000,000 shares of our common stock and warrants to purchase up to 3,000,000 shares of our common stock. Under the Term Sheet, the purchase and sale of such shares and warrants will take place at four closings over the next twelve months, with $400,000 being funded upon signing of definitive documents.  Other than the Term Sheet and the Investor Notes from Inter-Mountain, we have no agreements with respect to our potential receipt of capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	Our ability to successfully commercialize our wound management and burn care products and the market acceptance of these products;
▪	Our ability to establish and maintain collaborative arrangements with corporate partners for the research, development and commercialization of certain product opportunities;
▪	Continued scientific progress in our development programs;
▪	The costs involved in filing, prosecuting and enforcing patent claims;
▪	Competing technological developments;
▪	The cost of manufacturing and production scale-up; and
▪	Successful regulatory filings.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2012, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, separation agreements with a former chief executive officer and our current chief executive officer, Kerry P. Gray, two convertible note agreements with Kerry P. Gray, and one convertible note agreement with Inter-Mountain.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years		After 5 Years
Operating leases	$80,058	$68,156	$11,902	$	---	$	---
Separation agreements	265,841	203,341	62,500		---		---
Convertible notes	2,736,611	1,052,691	1,683,920		---		---
Total contractual cash obligations	$3,082,510	$1,324,188	$1,758,322	$	---	$	---

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through the second quarter of 2013, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  The Company has included important factors in the cautionary statements included in its 2011 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that we believe could cause actual results to differ materially from any forward-looking statement.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize Bank of America and Bank of America Investment Services, Inc. as our banking institutions.  At September 30, 2012 and December 31, 2011 our cash and cash equivalents totaled $36,557 and $46,620, respectively.  However, because deposits are maintained at these two financial institutions, we do not believe that there is a significant risk of loss of uninsured amounts.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality banking institutions.

Concentration of credit risk with respect to trade accounts receivable is limited to certain customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2012 and at December 31, 2011.  As of September 30, 2012, two customers exceeded the 5% threshold, each customer with 42% and 31% of total consolidated trade accounts receivable, respectively.  Four customers exceeded the 5% threshold at December 31, 2011, each customer with 36%, 24%, 14%, and 6% of total consolidated trade accounts receivable, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On November 6, 2012, a Complaint was filed against the Company in the United States District Court, Central District of California, by Discus Dental, LLC (“Discus”) and Philips Oral Healthcare Inc. (“Philips”); together with Discus, the (“Plaintiffs”).  Discus is a subsidiary of Philips, and at least one of the Plaintiffs is party to a license agreement under which the Company granted it right to, and contractually required that it use commercially reasonable efforts to, market and sell Aphthasol®, an oral health care product.  The Company believes that the Plaintiffs have not fulfilled their obligations under the license agreement, including retaining an adequate selling organization and otherwise using reasonable efforts to market and sell Aphthasol®.  In response to Company demands, the Plaintiffs filed the Complaint to seek declaratory judgments that Discus did not breach the license agreement, that claims arising from events prior to November 2008 have been released, that the Company is not entitled to damages referenced in demand letters sent by the Company, that certain liability limitation provisions apply and that Philips has no obligation under the license agreement because it is not a party to the agreement.  The Plaintiffs seek no monetary award other than reasonable costs and expenses.

The Company believes that the Plaintiffs have not complied with certain provisions of the licensing agreement for Aphthasol® and that the Company has suffered economic damages.  The Company intends to vigorously defend its position and is evaluating its defenses and counterclaims.

ITEM 1A.	Risk Factors.

This item is not applicable to smaller reporting companies; provided, however, there have been no material changes in the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2012, except as follows:

We granted a security interest in all of our assets in connection with our recent convertible debt financing in June 2012

In connection with our issuance of a $2,210,000 promissory note in favor of Inter-Mountain in June 2012, we entered into a Security Agreement to secure obligations of the Company under the June 2012 Note in favor of Inter-Mountain.  If we default under the June 2012 Note, the holders will be entitled to foreclose on all of our assets pursuant to the Security Agreement.

Our financing with Inter-Mountain will be diluted to existing shareholders, and may be increasingly dilutive under certain circumstances.

Pursuant to the terms of June 12 Note, at our option, subject to certain volume, price, and other conditions, the monthly installment payments on the June 2012 Note may be paid in whole, or in part, in cash or in our common stock.  If the monthly installment is paid in common stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days is less than $0.05.  Any election we make to pay monthly installments will be dilutive existing shareholders.

In addition, at the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of our common stock at a conversion price of $0.35 per share.  If we sell, or are deemed to have sold, common stock below $0.35 per share in the future, the conversion price will be reduced to the price at which we sell, or are deemed to have sold common stock.  The initial amount that may be converted is $710,000, and as Inter-Mountain pays down certain promissory notes in our favor, up to six subsequent tranches of $250,000, plus interest, may be eligible for conversion.  Inter-Mountain also received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  The Warrant for the initial 785,714 shares of common stock vested immediately.  Each of the other Warrants vest upon the payment by the holder of each of the six notes issued by Inter-Mountain in our favor.  Any issuance upon conversion of the June 2012 Note, or the exercise of related warrants, will be diluted to existing shareholders.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2012, we issued the June 2012 Note to Inter-Mountain for a purchase price paid $500,000 at closing in cash and $1,500,000 in the form of six promissory notes in favor of the Company.  Under the June 2012 Note, we are required to make monthly payments of $83,333, which may be made, at our discretion, in cash or, subject to certain volume, price, and other conditions, in common stock.  In addition, at the option of Inter-Mountain, the outstanding principle balance of the June 2012 Note may be converted into shares of our common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  During the quarter ended September 30, 2012, we issued an aggregate of 566,891 shares of common stock to Inter-Mountain as part of the payment of monthly installments, or conversions, under the June 2012 Note.

Such shares were issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated thereunder, based upon the following: (a) the investor confirmed that it was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and  had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to the Company; (d) the investor acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a Form D was filed with the Commission; and (f) the shares are subject to restrictions on transfer.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
10.41	*	Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------

	*	Filed herewith.
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

ULURU Inc.

Date: November 14, 2012	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)