Form 10-K
period 2012-12-31
ULURU INC.
filed 2013-03-29
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-336180

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

None
-----------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
-----------------------------
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $2,077,591 based on the closing price of the registrant’s common stock as reported on the OTCQB™ marketplace on such date.

As of March 29, 2013, there were 12,218,322 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 2013, in connection with the registrant’s 2013 Annual Meeting of Stockholders, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III hereof.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) (this “Report’) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “will”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this Report, particularly under “Risk Factors”, that we believe could cause actual results to differ materially from any forward-looking statement.

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

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral mucoadhesive film technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Core Technology Platforms

Nanoflex® Technology

The Nanoflex® technology platform provides the ability to use unique materials with a broad range of properties and potential applications. By using the Nanoflex® technology to formulate materials, a variety of unique biomaterials can be formed through the aggregation of hydrogel-like nanoparticles. This concept takes advantage of the inherent biocompatibility of hydrogels. Unlike bulk hydrogels, these particle aggregates are shape retentive, can be extruded or molded, and offer properties suitable for use in a variety of in-vivo medical devices, and in novel drug delivery systems, by providing tailored regions of drug incorporation and release. The polymers used in our Nanoflex® technology have been extensively researched and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

Our Nanoflex® technology system has at its core a system of hydrogel-like nanoparticles composed of a polymer used in manufacturing contact lenses and other FDA-approved implants.  These nanoparticles aggregate immediately and irreversibly upon contact with physiological fluid, such as wound exudate or blood, forming a flexible, nano-porous, non-resorbable material termed an aggregate.

Utilizing our proprietary Nanoflex® technology, we have developed two separate development platforms from the system:

▪	Nanoflex® Powder
▪	Nanoflex® Injectable Liquid

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

Nanoflex® Powder

Our Nanoflex® Powder is composed of hydrogel particles that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate, forming a micro-porous flexible and non-resorbable skin-like barrier.  The transformation from a powder to a micro-porous skin-like barrier occurs without a chemical reaction and produces a non-resorbable material.  The skin-like barrier can be used to cover and protect a wound surface and can also be applied to the controlled delivery of drugs and other actives to a wound. The powder is applied as a dry material and immediately hydrates and forms a uniform, intact micro-porous film with adhesion to the moist wound.

A potential major advantage of our Nanoflex® technology is the ability to incorporate active drugs, and provide controlled release.  Drug molecules can be trapped within interstitial spaces between particles during aggregate formation. The spaces between particles, or nanopores in the lattice, can be tailored by varying the particle size which controls the diffusion rate.  Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released.  By choosing specific particle sizes and compositions and formulating these with a given active, the drug delivery profile can be tailored for a specific application.

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

Nanoflex® Injectable Liquid

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

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue.  In dermal and sub-dermal tissue, hyaluronic acid binds with water and provides volume and elasticity.  As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to twelve month period requiring repeat injections.  Our dermal filler and sub-dermal filler can be composed of between 1% and 95% hyaluronic acid.  Materials for facial sculpting containing a lower amount of hyaluronic acid result in a higher degree of permanence.

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

OraDisc™ was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in our Aphthasol® paste.  We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, gingivitis, cough and cold treatment, breath freshener, and other dental applications.

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, trauma and chronic wounds including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The powder fills and seals the wound to provide an optimal moist wound healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate (MVTR) of the material generated by capillary forces that creates a low pressure environment at the wound bed which supports cellular function and tissue repair and holds the dressing in place. Other characteristics of Altrazeal® that promote healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  In a randomized clinical study Altrazeal® demonstrated a statistically significant improvement in patient pain and comfort compared to Aquacel® AG, a market leading product.  Also, in numerous clinical settings, including venous ulcers, arterial ulcers and second degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, the ability of Altrazeal® to manage wound exudates extends the wear time between dressing changes, which offers a significant pharmaco-economic benefit.  This feature is considered an extremely important marketing advantage in countries where there are socialized medical programs.

The regulatory status of Altrazeal® is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.

Since the roll-out of Altrazeal® in June 2008, there have been many outstanding clinical results.  Positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 35 poster presentations, and one peer reviewed article being published in an international indexed journal.

The extensive clinical data supporting the benefits of Altrazeal® has been further enhanced by the clinical experience in Europe and Australia.  In 2013, a clinical study is planned to prospectively show the financial and clinical benefits associated with the use of Altrazeal® in chronic wounds.  To further improve the cost effectiveness of Altrazeal®, a 0.75 gram blister pack has been launched in the United States, Australia, and Austria.  The 0.75 gram blister pack contains a quantity of product more appropriate for treating smaller chronic wounds.

The focus of our commercial activities is introducing Altrazeal® in all major international markets, in conjunction with our European partners, through our 25% owned company, Altrazeal Trading Ltd.  Altrazeal® is already marketed in Australia and Austria.  In the first half of 2013, Altrazeal Trading Ltd plans to have Altrazeal® available in twelve international markets.  The clinical and economic benefits that can be derived using Altrazeal® are important marketing features in socialized medical programs throughout Europe.  We believe that revenue growth will be maximized by focusing on international markets.  Consequently, our limited resources are being allocated to international expansion rather than growth in the U.S.

Currently, we do not have sufficient human or financial resources to effectively compete in the U.S. market.  Utilizing predominately independent sales representatives over which we have no control has proven ineffective.  By developing a strong presence internationally, we believe that it will significantly strengthen our position to engage a marketing partner with the necessary experience and financial resources to effectively compete in the U.S market.  Additionally, we believe healthcare reform will change the reimbursement system so that cost effective treatments such as Altrazeal® will be commercially more desirable.  We continue to have successes with a limited number of healthcare institutions in the U.S., which suggests the potential in the U.S. market.

In June 2010, we entered into a licensing and supply agreement with Jiangxi Aiqilin Pharmaceuticals Group Company, a corporation in China (“Aiqilin”), for the development and commercialization of Altrazeal® in China, including Hong Kong, Macau, and Taiwan.  Under the terms of the agreement, we will receive an upfront licensing payment, milestone payments based on certain regulatory approvals and on the achievement of certain cumulative product sales performance, and a royalty based on product sales.  Aiqilin has also been granted certain manufacturing rights.  The agreement covers Altrazeal®, Altrazeal® Silver, and Altrazeal® Collagen.

In July 2010, we received notification that Altrazeal® Transforming Powder Dressing had been granted CE Mark Certification.  The issuance of a CE Mark for Altrazeal® represents a significant milestone for the commercial expansion as this enables us to market in all European Union member states and other countries that recognize the CE Mark.

In September 2010, we entered into a worldwide distribution agreement appointing Novartis Animal Health, Inc. as the exclusive distributor of a veterinary version of Altrazeal® for marketing to the animal health sector.  Under the terms of the agreement, we will supply Novartis Animal Health, Inc. with finished product for marketing in the global markets.  The agreement further states that other wound care products developed by us may also be covered by the agreement upon the mutual agreement of the parties.  In November 2012, we completed the initial shipment of the veterinary version of Altrazeal® to Novartis Animal Health, Inc.

In January 2012, we executed a License and Supply Agreement with Melmed Holding AG (“Melmed”) to market Altrazeal ® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Under the terms of the Melmed Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at a price equal to 30% of the net sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.  On December 21, 2012, we executed Amendment No. 1 to License and Supply Agreement for the purpose of expanding the territories to include Asia and the Pacific (excluding Hong Kong, Macau, Taiwan, South Korea, and Japan), to revise the royalty percentage on product sales within the territories, and to revise certain supply prices of Altrazeal®.  In July and October 2012, we completed the initial shipments of Altrazeal® for distribution in Australia and in January 2013 we completed the initial shipment of Altrazeal® for distribution in Austria.

Aphthasol®  (Amlexanox 5% Paste)

Aphthasol®, amlexanox 5% paste, is the first drug approved by the FDA for the treatment of canker sores.  Extensive clinical studies have shown that Aphthasol® accelerates the healing of canker sores which results in a significant statistically significant reduction in the level of pain a patient experiences over the duration of the ulcer episode.  Additionally, a Phase IV clinical study conducted in Northern Ireland was completed in November 2000 and results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease.

Marketing authorization for amlexanox 5% paste in the United Kingdom was received in September 2001.  Subsequently, approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden.

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

OraDisc™ A was developed as a drug delivery system to treat canker sores using the same active ingredient (amlexanox) that is used in Aphthasol® paste. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.  OraDisc™ A was approved by the FDA in September 2004.

This successful development was an important technology milestone which supports the development of our OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted which support the development of additional products.  Patients in a 700 patient clinical study and 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, ability of the disc to remain in place and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

In June 2008, we executed a Licensing and Supply Agreement with KunWha Pharmaceutical Co., Ltd, for OraDisc™ A and Aphthasol (5% amlexanox) paste in South Korea.  KunWha Pharmaceutical Co., Ltd paid us an upfront licensing fee and further milestone payments are to be made on regulatory approval and achievement of certain commercial milestones.

In November 2008, we executed an expanded European Agreement with Meda AB, Sweden for OraDisc™ A and Aphthasol® (5% amlexanox) paste for distribution into most major European markets. Meda AB paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.  Meda AB intends to apply for regulatory approval for OraDisc™ A in 2013.

OraDiscTM B

A second mucoadhesive disc product has also been successfully developed for the treatment and management of oral pain. This product contains 15 milligrams of benzocaine which is the maximum allowable strength that falls under the classification of an OTC monograph product. This classification allows for an easier regulatory pathway to market. The product has been optimized and is ready for commercial scale-up.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH (“Ora-D”) to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including but not limited to benzocaine (OraDisc™ B).

OraDiscTM – Other Applications

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH (“Ora-D”) to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, and amlexanox (OraDisc™ A).  The marketing rights for OraDisc™ A granted to Ora-D exclude territories held by Meda AB, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.  We have also granted to Ora-D a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  Under the terms of the Ora-D Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply OraDisc™ products.  Contemporaneous with the execution of the Ora-D Agreement, we also executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

Marketing Relationships

For our commercialized products, we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Altrazeal®
Melmed Holding AG	▪	European Union, Australia, New Zealand, Middle East, North Africa, Asia, and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, and Japan)
Jiangxi Aiqilin Pharmaceuticals Group	▪	China

Altrazeal® - Veterinary
Novartis Animal Health	▪	Worldwide

Amlexanox 5% paste
ORADISC GmbH	▪	Worldwide (excluding territories held by Meda AB, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.)
Meda AB	▪
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Turkey, Russia, and the Commonwealth of Independent States

EpiTan Pharmaceuticals	▪	Australia and New Zealand
KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore
Pharmascience Inc.	▪	Canada

OraDisc™ A
ORADISC GmbH	▪	Worldwide (excluding territories held by Meda AB, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.)
Meda AB	▪
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Turkey, Russia, and the Commonwealth of Independent States

EpiTan Pharmaceuticals	▪	Australia and New Zealand
KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan, Hong-Kong, Malaysia, Philippines, Thailand and Singapore
Pharmascience Inc.	▪	Canada

OraDisc™ B
ORADISC GmbH	▪	Worldwide

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

With regards to our Nanoflex® technology, three U.S. patents have issued and two U.S. and four PCT patent applications have been filed. The granted patents and patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, artificial discs and tissue scaffold.  In December 2006 we acquired from Access Pharmaceuticals Inc. (“Access”) all patent rights and all intellectual properties associated with the Nanoflex® technology.  We then licensed to Access certain specific applications of the Nanoparticle Aggregate technology which include use in intraperotinial, intratumoral, subscutaneous or intramuscular drug delivery implants, excluding aesthetic dermal or facial fillers.

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

The United States patents for our technologies and products expire in the years indicated below:

Nanoflex® technology		Year of Expiration
▪	Hydrogel – Shape retentive hydrogel particle aggregate	2022
▪	Altrazeal® Injectable	2024
▪	Altrazeal® wound dressing and biomaterials	2026

OraDisc™ technology
▪	Mucoadhesive erodible drug delivery device	2024

Manufacturing and Supply

We currently rely on contract manufacturers, monitored by our internal management, to manufacture, package, and finish our products in conformance with current good manufacturing practices (cGMP).  We currently rely on a limited number of contract manufacturers for the manufacture, packaging, and finishing of our products and do not currently have relationships with redundant suppliers. We believe that there are alternate contract manufacturers that can satisfy our production requirements without significant delay or material additional costs.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2012	2011
Customer A	Aphthasol®	13%	53%
Customer B	Altrazeal®	32%	---
Customer C	Altrazeal® Veterinary	14%	---
Total		59%	53%

Research and Development

We are continuously engaged in research and development activities.  During the years ended December 31, 2012, 2011, and 2010 approximately $833,000, $947,000 and $1,258,000, respectively, were expended for research and development.  The costs incurred for each of the three years are primarily attributable to the development and commercialization of Altrazeal®.  We continue to perform activities to develop new products and to improve existing products utilizing our proprietary technologies.

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

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND and IDE application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process.  In the case of a pharmaceutical product, Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe, an initial efficacy is established in Phase II, the product is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA, PMA, or 510(k) for approval to commence commercial sales.

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

The regulatory status of our principal products is as follows:

▪	Altrazeal® is a product approved for sale in the U.S., the European Union (together with countries that recognize the CE mark), Australia, and New Zealand;

▪	Other Altrazeal® products are currently in development phases;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in Canada and a number of EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2013; and

▪	Our other OraDisc™ products are currently in the development phase.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The medical device and pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., Systagenix Wound Management Limited, 3M Company, and Molnlycke Health Care are large, well established medical device or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management and burn care, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical, advantages.

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

Even if our products are fully developed and receive the required regulatory approval, of which there can be no assurance, we believe that our products that require extensive sales efforts directed both at the consumer and the medical professional can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area or in direct to consumer marketing. Consequently, our business model is to form strategic alliances with major or regional pharmaceutical companies for products to compete in these markets.  Management believes that our development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace by adopting this strategy.

Employees

As of December 31, 2012, we had 7 full-time employees, including 3 in research and development, 3 in general and administration and 1 in manufacturing and quality.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Executive Officers

The following table sets forth the executive officers of the Company, as of the date hereof, along with their respective ages and positions.  Each of the officers listed below has been appointed to hold the office listed opposite his respective name until the earlier to occur of the death or resignation of such officer or until a successor has been duly appointed by the board of directors of the Company.

Name	Age	Position
Kerry P. Gray	60	President, Chief Executive Officer, Chairman
Terrance K. Wallberg	58	Vice President, Chief Financial Officer, Secretary, Treasurer

Set forth below is certain employment and biographical information with respect to each executive officer of the Company.

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

Terrance K. Wallberg has served as our Vice President and Chief Financial Officer since March, 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management from 2004 to 2005 and previous to that was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company from 2000 to 2004.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

Organizational History

We were incorporated on September 17, 1987 under the laws of the State of Nevada, originally under the name Casinos of the World, Inc.  From April 1993 to January 2002, the Company changed its name on four separate occasions, with Oxford Ventures, Inc. being the Company’s name on January 30, 2002.

On March 29, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada authorizing a 400:1 reverse stock split on March 29, 2006. The Certificate of Amendment also authorized a decrease in authorized shares of common stock from 400,000,000 shares, par value $.001 each, to 200,000,000, par value $.001 each, and authorized up to 20,000 shares of Preferred Stock, par value $.001.

On March 31, 2006, a subsidiary of the Company, which had acquired the net assets of the Nanoflex® and Mucoadhesive OraDisc™ technologies from Access Pharmaceuticals, Inc., merged with and into ULURU Inc., a Delaware corporation ("ULURU Delaware"), and ULURU Delaware become a became a wholly-owned subsidiary of the Company.  On March 31, 2006, we filed a Certificate of Amendment to the Articles of Incorporation in Nevada to change our name from "Oxford Ventures, Inc." to "ULURU Inc."  On the same date, we moved our executive offices to Addison, Texas.

On June 24, 2011, we filed a Certificate of Amendment to our Amended and Restated Articles of Incorporation effecting a 15:1 reverse stock split effective June 29, 2011.

On September 13, 2011, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.

Corporate Information

Our principal executive offices are located at 4452 Beltway Drive, Addison, Texas 75001, and our telephone number is (214) 905-5130.

Altrazeal®, Aphthasol®, Nanoflex®, OraDiscTM, the ULURU logo and other trademarks or service marks of the Company appearing in this Report are the property of ULURU Inc.  This Report contains additional trade names, trademarks and service marks of other companies.

Available Information

Our internet address is www.uluruinc.com.  We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

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

Risks Related to Our Operations

We do not have significant operating revenue and we may never have sufficient revenue to be profitable.

Our ability to achieve significant revenue or profitability depends upon our ability to successfully commercialize existing products, particularly Altrazeal®.  Historically, none of our existing products have had significant sales and all of our products compete in a competitive marketplace.  We may not generate significant revenues or profits from the sale of Altrazeal® or other products in the future. If we are unable to generate significant revenues over the long term, we will not be profitable and may need to discontinue our operations.

A failure to obtain additional capital if needed could jeopardize our operations, and the raising of additional capital may be dilutive or incurring additional indebtedness may create default risks.

We believe existing and contemplated arrangements for additional capital or debt should provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2013 and beyond.  If we have unanticipated costs, our revenues are less than expected, or existing commitments do not yield anticipated capital, we may need to obtain additional capital earlier than anticipated.  In any case, absence a significant increase in revenue, we will need to raise additional capital to fund our operations over the longer term.

As we go to market to raise capital, we may be unable to obtain necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing shareholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.

Our financial condition limits our ability to borrow funds or to raise additional equity as may be required to fund our future operations.

We rely on capital from loan and the sale of equity securities to fund our operations due to our limited revenue.  Our ability to borrow funds or raise additional equity is be limited by our financial condition.  If we do not experience a significant increase in revenue, and are unable to raise additional capital, we may be required to discontinue operations.

Sales of our products is dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sale our key products has been licensed to third parties and to entities in which we have minority equity stakes.  This presents certain risks, including the following:

▪
our commercial partners and licensees may not place the same priority on sales of a product as we do, may fail to honor contractual commitments, may not have the expertise, market strength or other characteristics necessary to effectively market our products, may dedicate only limited resources to, and/or may abandon, marketing of a product for reasons, including reasons such as a shift in corporate focus, unrelated to its merits;

▪
our commercial partners may be in the early stages of development and may not have sufficient liquidity to effectively obtain approvals for and market our product consistent with contractual commitments or our expectations;

▪	we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of our arrangements or have other negative consequences; and
▪	even if the commercialization and marketing of products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

If any of these risks our realized, our revenues are unlikely to be sufficient to support our operations over the long terms, and we may have to discontinue operations.

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

If we are unable to maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal®.

If we are unable to establish the capabilities to sell, market and distribute Altrazeal® by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal®. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We cannot guarantee that we will be successful in commercializing Altrazeal®.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the development and commercialization of our potential pharmaceutical products may require us to enter into various arrangements with corporate and collaborators, licensees and others, in addition to our existing relationships with other parties.  Specifically, we need to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability.  Furthermore, if we maintain and establish arrangements or relationships with third parties, our business will depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.  Our ability to successfully commercialize, and market our products and product candidates could be limited if a number of our existing relationships were terminated.

We may be unable to successfully manufacture our products and our product candidates in commercial quantities without the assistance of contract manufacturers, which may be difficult for us to obtain and maintain.

We have limited experience in the manufacture of pharmaceutical products in commercial quantities and we may not be able to manufacture any new pharmaceutical products that we may develop.  As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to supply sufficient quantities of products for the manufacture, packaging, labeling, and distribution of finished pharmaceutical products.  Our business could suffer if there are delays or difficulties in establishing relationships with manufacturers to produce, package, label and distribute our finished pharmaceutical or other medical products, if any, and the market introduction and subsequent sales of such products.  Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA.  In this regard, the FDA will not issue a pre-market approval or product and establishment licenses, where applicable, to a manufacturing facility for the products until the manufacturing facility passes a pre-approval plant inspection.  If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.  Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

We may incur substantial product liability expenses due to the use or misuse of our products.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We may face substantial liability for damages if adverse side effects or product defects are identified with any of our products. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we have developed, manufactured or sold.  Any such product liability could harm our operations, and a large judgment could force us to discontinue our operations.

We may incur significant liabilities if we fail to comply with stringent environmental regulations.

Our development processes involve the controlled use of hazardous materials.  We are subject to a variety of federal, state and local governmental laws and regulations related to the use, manufacture, storage, handling, and disposal of such material and certain waste products.  If we experience an accident with hazardous materials or otherwise mishandle them, we could be held liable for any damages.  Any such liability could exceed our resources and force us to discontinue operations.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the commercialization of our drug or device candidates, may depend substantially upon the reimbursement at acceptable levels of the costs of the resulting drugs or devices and related treatments from government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  To date, the costs of our marketed products Altrazeal® and Aphthasol® generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs or devices that we may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop may reduce the demand for, or price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

Intense competition may limit our ability to successfully develop and market commercial products.

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical, device, and chemical companies.

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

Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our commercialized Aphthasol® product. OTC products including Orajel (Church and Dwight) and Anbesol (Pfizer Consumer Healthcare) also compete in the aphthous ulcer market.

These competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations.  As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and may obtain FDA and other regulatory approvals for product candidates more rapidly than we do.  Companies that complete clinical trials obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage.  Products resulting from our development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

The market may not accept any pharmaceutical products that we successfully develop.

The drugs and devices that we are attempting to develop may compete with a number of well-established drugs and devices manufactured and marketed by major pharmaceutical companies.  The degree of market acceptance of any drugs or devices developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our drug candidates, the potential advantage of our drug candidates over existing therapies and the reimbursement policies of government and third-party payers, and the effectiveness of our marketing efforts and those of our partners.  Physicians, patients or the medical community in general may not accept or use any drugs or devices that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could also  cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We are highly dependent upon the efforts of our senior management and scientific team.  The loss of the services of one or more of these individuals could delay or prevent the achievement of our development or product commercialization objectives.  While we have employment agreements with our senior management, their employment may be terminated at any time.  We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities and we may be unsuccessful in attracting and retaining these personnel.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personally identifiable information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable both to service interruptions and to security breaches from inadvertent or intentional actions. We may be susceptible to third-party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. Service interruptions or security breaches could result in significant financial, legal, business or reputational harm.

Our current strategy focuses on certain international markets, particularly those in Europe, which are experiencing a recession or slow financial growth.

In recent years, our strategy has been to focus on international markets where we believe our products may be better received.  This includes markets in Europe and other parts of the world that remain in, or have slid back into, recession and are harmed by the continuing European sovereign debt crisis.  Continuing worldwide economic instability, including challenges faced by the Eurozone and certain of the countries in Europe, may lead to slower than expected revenue growth and collection issues as potential customers, or payors, continue to be harmed by slow economic growth.

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

We may be unable to obtain government approvals required to market our products and, even if we do, that approval may subsequently be withdrawn or limited.

Government regulation affects the manufacturing and marketing of pharmaceutical and medical device products. Government regulations may delay marketing of our potential drugs or potential medical devices for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Our drug or device candidates may not receive FDA or other regulatory approvals on a timely basis or at all. Moreover, if regulatory approval of a drug or device candidate is granted, such approval may impose limitations on the indicated use for which such drug or device may be marketed. Even if we obtain initial regulatory approvals for our drug or device candidates, our drugs or devices and our manufacturing facilities would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a drug, or device, manufacturer or facility may result in restrictions on the marketing or manufacture of such drug or device, including withdrawal of the drug or device from the market. The FDA and other regulatory authorities stringently apply regulatory standards, and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.

Before we can obtain regulatory approvals for the commercial sale of our potential products, the product candidates may be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA approval or even lead us to terminate our efforts to develop the product for commercial use. Companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a product candidate under development could delay or prevent regulatory approval of the product candidate. A delay or failure to receive regulatory approval for any of our product candidates could prevent us from successfully commercializing such candidates, and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

We are subject to changing rules and regulations of various federal and state governmental authorities. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as shareholder approval of executive compensation (so-called “say on pay”) and proxy access.  On January 25, 2011, the SEC adopted final rules concerning “say on pay”. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.  We also may incur liability if we fail to comply with such laws.

Risks Related to Our Intellectual Property

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical inventions and the scope of claims made under such patents are still developing.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.  As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and European patents and European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially viable.

In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our product candidates.  If our product candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such product candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others.  We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all.  If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial and harm our ability to continue as a going concern.

Risks Related to Our Common Stock

An investment in our common stock may be less attractive because it is not listed on a national stock exchange.

On April 2, 2012, we began quotation and trading on the OTCQB™ marketplace (the “OTCQB”), operated by the OTC Markets Group.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  The OTCQB and Pink Sheets are viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

Our common stock is a “low-priced stock” and subject to regulations that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock.  In general, a low-priced stock is an equity security that:

▪	Is priced under five dollars;
▪	Is not traded on a national stock exchange, such as NASDAQ or the NYSE;
▪
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

▪	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

▪
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

▪
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

▪	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
• bid and offer price quotes and volume information;
• the broker-dealer’s compensation for the trade;
• the compensation received by certain salespersons for the trade;
• monthly accounts statements; and
• a written statement of the customer’s financial situation and investment goals.

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

Provisions of our Articles of Incorporation and Bylaws may make it more difficult for a third party to acquire control of our Company, even if a change in control would benefit our stockholders.  In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including for example, rights to convert into our common stock.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future.  The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us.  This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and the likelihood of an acquisition.

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

Trading in our common stock is limited, and daily trading volumes are low.  As a result, the market price for our common stock could drop as a result of sales of a large number of our presently outstanding shares of common stock or shares that we may issue or be obligated to issue in the future.

Future sales of our common stock may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issued upon conversion of our Series A Convertible Preferred Stock and our three Secured Convertible Subordinated Notes.

We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and will likely include sales at a discount from our market prices.  Sales of equity securities by a company at a discount from market price are often associated with a decrease in the market price of the common stock and will dilute the percentage interest owned by existing shareholders.

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

We granted a security interest in all of our assets in connection with our recent convertible debt financing in June 2012

In connection with our issuance of a $2,210,000 promissory note in favor of Inter-Mountain in June 2012 (the “June 2012 Note”), we entered into a Security Agreement to secure obligations of the Company under the June 2012 Note in favor of Inter-Mountain.  If we default under the June 2012 Note, the holders will be entitled to foreclose on all of our assets pursuant to the Security Agreement.

Our financing with Inter-Mountain will be dilutive to existing shareholders, and may be increasingly dilutive under certain circumstances.

Pursuant to the terms of June 12 Note, at our option, subject to certain volume, price, and other conditions, the monthly installment payments on the June 2012 Note may be paid in whole, or in part, in cash or in our common stock.  If the monthly installment is paid in common stock, such shares being issued will be based on a price that is 80% of the average of the three lowest days volume weighted average prices of the shares of common stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest days volume weighted average prices of the shares of common stock during the preceding twenty trading days is less than $0.05.  Any election we make to pay monthly installments will be dilutive to existing shareholders.

In addition, at the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of our common stock at a conversion price of $0.35 per share.  If we sell, or are deemed to have sold, common stock below $0.35 per share in the future, the conversion price will be reduced to the price at which we sell, or are deemed to have sold common stock.  As of February 28, 2013, the amount that may be converted is $1,210,000, and as Inter-Mountain pays down certain promissory notes in our favor, up to four subsequent tranches of $250,000, plus interest, may be eligible for conversion.  Inter-Mountain also received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714 shares of common stock, 392,857 shares of common stock, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, and February 26, 2013, respectively.  Each of the other four Warrants vest upon the payment by the holder of each of the remaining four notes issued by Inter-Mountain in our favor.  Any issuance upon conversion of the June 2012 Note, or the exercise of the related warrants, will be dilutive to existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2012, we did not own any real property.  We entered into a lease on January 31, 2006, which commenced on April 1, 2006, for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  The lease agreement expires in April 2013.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of December 31, 2012, our current monthly lease obligation is $9,872, which is inclusive of monthly operating expenses.

On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease for a period of 24 months so that the lease expires on March 31, 2015.  The Lease Amendment will require a minimum monthly lease obligation of $9,038, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time will increase to $9,224, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If so elected, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,661, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began quotation and trading on the OTCQB™ marketplace, operated by the OTC Markets Group, under the symbol “ULUR” on April 2, 2012.

From July 26, 2007 to April 1, 2012 our common stock was traded on the NYSE Amex, LLC exchange under the symbol “ULU”.  From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the NYSE Amex, LLC exchange and the OTCQB™ marketplace, as applicable, from January 1, 2011 through December 31, 2012.

Year Ended December 31, 2012	High	Low
First Quarter	$0.56	$0.18
Second Quarter	$0.31	$0.20
Third Quarter	$0.35	$0.17
Fourth Quarter	$0.37	$0.20

Year Ended December 31, 2011*
First Quarter	$1.80	$0.90
Second Quarter	$1.20	$0.59
Third Quarter	$0.98	$0.27
Fourth Quarter	$0.42	$0.19
*All per share prices in this table have been retroactively adjusted to reflect the effect of our reverse stock split, on a 15 to 1 basis, effective June 29, 2011.

Holders of Common Stock

As of March 29, 2013, there were approximately 44 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our common stock exceeds the number of registered shareholders and estimate such number at approximately 4,700 shareholders.  As of March 29, 2013, there were 200,000,000 shares of common stock authorized and 12,218,322 shares of common stock issued and outstanding.

The last sales price of our common stock on March 28, 2013 was $0.31 per share as quoted and traded on the OTCQB™ marketplace.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In March 2006, our board of directors (the “Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock options and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, and June 14, 2012, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of common stock issuable under the Incentive Plan by 266,667 shares, 200,000 shares, 200,000 shares, and 400,000 shares, respectively, to a total of 1,200,000 shares.

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

As of December 31, 2012, we had granted options to purchase 408,667 shares of common stock since the inception of the Incentive Plan, of which 158,409 were outstanding at a weighted average exercise price of $12.32 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 300 were outstanding.  As of December 31, 2012, there were 972,145 shares that remained available for future grants under our Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	158,409	$12.32	972,145

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	158,409	$12.32	972,145

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other information in this Report contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock.

The following contains certain statements that are forward-looking within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and that involve risks and uncertainties, including, but not limited to uncertainties regarding our ability to maintain costs, dependence on others to market our licensed products, the timing and receipt of licensing and milestone revenues, our ability to achieve licensing and milestone revenues, the future success of our marketed products and products in development, our ability to raise additional financing to sustain our operations, and other risks described below as well as those discussed elsewhere in this Report, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission.

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral-mucoadhesive film technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our patented Nanoflex® and OraDiscTM drug delivery technologies.

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in September 2008, the product is indicated for both exuding acute wounds such as partial thickness burns, donor sites, surgical, and abrasions and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers.

Aphthasol®, our Amlexanox 5% paste product is the first drug approved by the FDA for the treatment of canker sores.

OraDisc™ A was developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in Aphthasol® paste. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.  OraDisc™ A was approved by the FDA in September 2004.

Recent Developments

Common Stock Transactions

On March 14, 2013, we entered into entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  In the SPA, we also agreed to appoint up to two directors nominated by IPMD to serve on our Board of Directors. On January 3, 2013, we closed the January 2013 Offering and received the initial tranche of $400,000.

Board of Director Appointments

On January 17, 2013, the Board of Directors of ULURU Inc. appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne are the designees of IPMD to serve on the Company’s Board of Directors pursuant to covenants in the Securities Purchase Agreement with IPMD GmbH, dated December 21, 2012.

License Agreements

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH (“Ora-D”) to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, and amlexanox (OraDisc™ A).  The marketing rights for OraDisc™ A granted to Ora-D exclude territories held by Meda AB, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.  We have also granted to Ora-D a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  Under the terms of the Ora-D Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply OraDisc™ products.  Contemporaneous with the execution of the Ora-D Agreement, we also executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

In January 2012, we executed a License and Supply Agreement with Melmed Holding AG (“Melmed”) to market Altrazeal ® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Under the terms of the Melmed Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at a price equal to 30% of the net sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.  On December 21, 2012, we executed Amendment No. 1 to License and Supply Agreement for the purpose of expanding the territories to include Asia and the Pacific (excluding Hong Kong, Macau, Taiwan, South Korea, and Japan), to revise the royalty percentage on product sales within the territories, and to revise certain supply prices of Altrazeal®.  In July and October 2012, we completed the initial shipments of Altrazeal® for distribution in Australia and in January 2013 we completed the initial shipment of Altrazeal® for distribution in Austria.

In September 2010, we entered into a worldwide distribution agreement appointing Novartis Animal Health, Inc. as the exclusive distributor of a veterinary version of Altrazeal® for marketing to the animal health sector.  Under the terms of the agreement, we will supply Novartis Animal Health, Inc. with finished product for marketing in the global markets.  The agreement further states that other wound care products developed by us may also be covered by the agreement upon the mutual agreement of the parties.  In November 2012, we completed the initial shipment of the veterinary version of Altrazeal® to Novartis Animal Health, Inc.

Operating Lease

In February 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease for a period of 24 months so that the lease expires on March 31, 2015.  The Lease Amendment will require a minimum monthly lease obligation of $9,038, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time will increase to $9,224, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If so elected, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,661, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.  Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2012 our cash and cash equivalents were $21,549 which is a decrease of $25,071 as compared to our cash and cash equivalents at December 31, 2011 of $46,620.  Our working capital (current assets less current liabilities) was $(2,773,752) at December 31, 2012 as compared to our working capital at December 31, 2011 of $(704,411).

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2012	2011
Operating activities	$(955,755)	$(1,691,766)
Investing activities	155,651	250,000
Financing activities	775,033	846,945
Net decrease in cash and cash equivalents	$(25,071)	$(594,821)

Operating Activities

For the year ended December 31, 2012, net cash used in operating activities was approximately $956,000.  The principal component of net cash used for the year ended December 31, 2012 was our net loss of approximately $3,531,000.  Our net loss for the year ended December 31, 2012 included substantial non-cash charges of approximately $1,219,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financing costs, and common stock issued for services and interest due on convertible notes.  Additional uses of our net cash include, in approximate numbers, an increase of $66,000 in accounts receivable due to product sales to our distributors and a decrease of $4,000 in accrued liabilities.  The aforementioned net cash used for the year ended December 31, 2012 was partially offset by, in approximate numbers, an increase in accounts payable of $701,000 due to timing of vendor payments, a decrease in inventory of $272,000 due to product sales and the write-off of out-of-date and obsolete inventory, a decrease in notes receivable of $198,000 due to pay-off of Buyer Trust Deed Note#1 by Inter-Mountain, an increase in deferred revenues of $184,000 due to receipt of licensing milestone payments, an increase in accrued interest of $28,000 relating to our convertible debt, a decrease in other receivable of $26,000 due to final payment from Zindaclin Limited, and a decrease in prepaid expenses of $17,000 due to expense amortization.

For the year ended December 31, 2011, net cash used in operating activities was approximately $1,692,000.  The principal component of net cash used for the year ended December 31, 2011 was our net loss of approximately $4,070,000.  Our net loss for the year ended December 31, 2011 included substantial non-cash charges of approximately $1,249,000 in the form of share-based compensation, amortization of patents, depreciation, and debt discount.  Additional uses of our net cash include, in approximate numbers, an increase of $11,000 in other receivable due to recognition of imputed interest and $39,000 for the cancellation of warrants issued for services.  These uses of net cash were partially offset by, in approximate numbers, an increase in accounts payable of $882,000 due to timing of vendor payments, an increase in accrued liabilities of $140,000, an increase in deferred revenues of $77,000, an increase in accrued interest of $13,000, a decrease in accounts receivable of $29,000 due to collection activities, a decrease in inventory of $19,000 due to product sales and inventory valuation, a decrease in prepaid expenses of $4,000 due to expense amortization, and $15,000 for common stock issued for services.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2012 was approximately $156,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset which was partially offset by our purchase of manufacturing equipment for approximately $64,000.

Net cash provided by investing activities for the year ended December 31, 2011 was $250,000 and relates to the third payment to us, received in June 2011, from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $775,000 and was comprised of, in approximate numbers, $276,000 from the net proceeds of our sale of preferred stock in January 2012, $467,000 from the net proceeds of our convertible debt transaction in June 2012, and $32,000 from a decrease in the actual offering costs associated with the sale of preferred stock that occurred in 2011.

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $847,000 and was comprised of, in approximate numbers, $412,000 from the net proceeds of our sale of common stock in January 2011, $170,000 from the net proceeds of our sale of preferred stock in September and November 2011, and $265,000 from the net proceeds of two convertible debt offerings, which occurred in June and July 2011.

Liquidity

As of February 28, 2013, we had cash and cash equivalents of approximately $80,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2013 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, proceeds from the convertible debt transaction in June 2012, proceeds from the January 2013 Offering, and proceeds from the March 2013 Offering, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2013 and beyond. We do not expect any material changes in our capital expenditure spending during 2013.  However, we cannot be sure that revenues or proceeds from capital transactions will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Other than outstanding Investor Notes from Inter-Mountain, proceeds from the January 2013 Offering, and proceeds from the March 2013 Offering, we have no agreements with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management and burn care products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;
▪	continued scientific progress in our development programs;
▪	the costs involved in filing, prosecuting and enforcing patent claims;
▪	competing technological developments; and
▪	the cost of manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2012, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our three convertible note agreements.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$48,212	$38,542	$9,670	$	---	$	---
Separation agreement	225,985	200,985	25,000		---		---
Convertible notes	2,231,291	1,089,619	1,141,672		---		---
Total contractual cash obligations	$2,505,488	$1,329,146	$1,176,342	$	---	$	---

Capital Expenditures

For the years ended December 31, 2012, 2011, and 2010, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $64,000, nil, and nil, respectively.  Such expenditures in 2012 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for 2013 will be approximately $60,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

RESULTS OF OPERATIONS

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be affected for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, the timing of shipments to our international marketing partners, and the progress and timing of expenditures related to our development and commercialization efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results may not be a good indication of our future performance.

Comparison of the year ended December 31, 2012 and 2011

Total Revenues

Our revenues totaled approximately $371,000 for the year ended December 31, 2012, as compared to revenues of approximately $485,000 for the year ended December 31, 2011, and were comprised of, in approximate numbers, licensing fees of $41,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $50,000 from the sale of Aphthasol® by our domestic distributor, and Altrazeal® product sales of $280,000.

The year ended December 31, 2012 revenues represent an overall decrease of approximately $114,000 versus the comparative 2011 revenues.  The decrease in revenues is primarily attributable to, in approximate numbers, a decrease of $188,000 in Aphthasol® product sales as we did not sell any Aphthasol® finished product to our domestic distributor during 2012 and a decrease of $19,000 in Aphthasol® royalties from our domestic distributor.  These revenue decreases were partially offset by, in approximate numbers, an increase of $75,000 in Altrazeal® related product sales and an increase of $18,000 in Altrazeal® licensing fees.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $244,000 for the year ended December 31, 2012 and was comprised of, in approximate numbers, $156,000 from the sale of our Altrazeal® products and $88,000 from the write-off of obsolete finished goods.  Cost of goods sold for the year ended December 31, 2011 was approximately $203,000 and was comprised of, in approximate numbers, $159,000 in costs associated with Aphthasol® and $44,000 in costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $833,000 for the year ended December 31, 2012, which included approximately $10,000 of share-based compensation, compared to approximately $947,000 for the year ended December 31, 2011, which included approximately $70,000 of share-based compensation.  The decrease of approximately $114,000 in research and development expenses was primarily due to, in approximate numbers, a $157,000 decrease in scientific compensation costs related to share-based compensation and a lower head count, a $70,000 decrease in costs for regulatory consulting, and a $14,000 decrease in maintenance costs.  These expense decreases were partially offset by, in approximate numbers, a $90,000 increase in regulatory costs associated with PDUFA fees, a $20,000 increase in clinical study costs, and a $17,000 increase in direct research costs relating to Altrazeal®.

The direct research and development expenses for the years ended December 31, 2012 and 2011 were, in approximate numbers, as follows:
	Year Ended December 31,
Technology	2012	2011
Wound care & Nanoflex®	$152,000	$135,000
OraDisc™	16,000	15,000
Aphthasol® & other technologies	6,000	7,000
Total	$174,000	$157,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,791,000 for the year ended December 31, 2012, which included approximately $36,000 of share-based compensation, compared to approximately $2,277,000 for the year ended December 31, 2011, which included approximately $102,000 in share-based compensation.

The decrease of approximately $486,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a $184,000 decrease in compensation costs as a result of the termination of payments associated with a separation agreement with our former President and reduced share-based compensation, a $245,000 decrease in sales and marketing costs due to a revised sales and marketing plan, a $63,000 decrease in legal costs relating to our patents, a $36,000 decrease in insurance costs, a $27,000 decrease in fees associated with listing exchange fees, a $26,000 decrease in legal expenses, a $18,000 decrease in consulting costs related to XBRL reporting, a $17,000 decrease in costs associated with our annual meeting of shareholders held in June 2012, a $16,000 decrease due to reduced corporate travel costs, a $15,000 decrease in costs for director fees, and a $11,000 decrease in operating costs

These expense decreases were partially offset by, in approximate numbers, a $95,000 increase in investor relations consulting, the cost of $28,000 associated with the early remittance of the receivable from our divestiture of the Zindaclin® technology in June 2010, the cost of $24,000 for the litigation settlement with R.C.C. Ventures, LLC, a $14,000 increase in accounting fees for the annual audit, and an $11,000 increase in bad debt expense.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $476,000 for the year ended December 31, 2012 as compared to approximately $769,000 for the year ended December 31, 2011.  The expense for each period consists of amortization associated with our acquired patents.  The decrease of approximately $293,000 is attributable to the expiration of the amortization of the Aphthasol® patent in November 2011.  There were no purchases of patents during the years ended December 31, 2012 and 2011.

Depreciation

Depreciation expense totaled approximately $291,000 for the year ended December 31, 2012 as compared to approximately $303,000 for the year ended December 31, 2011.  The decrease of approximately $12,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $62,000 for the year ended December 31, 2012 as compared to approximately $11,000 for the year ended December 31, 2011.  The increase of approximately $51,000 is primarily attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $328,000 for the year ended December 31, 2012 as compared to approximately $67,000 for the year ended December 31, 2011.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase of approximately $261,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2012 and 2011, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period.  If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly.  The majority of our service providers invoice us monthly in arrears for services performed.  In the event that we do not identify costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates.  The date, on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon facts and circumstances known to us in accordance with GAAP.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2012, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At December 31, 2012 and December 31, 2011 our cash and cash equivalents totaled $21,549 and $46,620, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2012 and at December 31, 2011.  As of December 31, 2012, two customers exceeded the 5% threshold, with 77% and 13%, respectively.  Four customers exceeded the 5% threshold at December 31, 2011, with 36%, 24%, 14%, and 6%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Currently, a majority of our revenue and all of our expenses are denominated in U.S. dollars, although we expect our revenues in international territories denominated in a foreign currency to increase in the future.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012 our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this section concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders (our “2013 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this section concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this section concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section concerning our directors required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	F - 1
		Consolidated Balance Sheets as of December 31, 2012 and 2011	F - 2
		Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F - 3
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011	F - 4
		Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F - 5
		Notes to Consolidated Financial Statements	F - 6

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 29, 2013	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: March 29, 2013	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 29, 2013	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 29, 2013	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer, Director

Date: March 29, 2013	/s/ Klaus Kuehne
Klaus Kuehne, Director

Date: March 29, 2013	/s/ Jeffrey A. Stone
Jeffrey A. Stone, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
2.2.1		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
2.2.2		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
3.1		Restated Articles of Incorporation dated November 5, 2007. (5)
3.2		Amended and Restated Bylaws dated December 5, 2008. (6)
3.3		Certificate of Designations of Series A Preferred Stock. (15)
4.1		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (11)
4.2		Common Stock Purchase Warrants dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (13)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
4.5		Common Stock Purchase Warrant #1 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.6		Common Stock Purchase Warrant #2 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.7		Common Stock Purchase Warrant #3 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.8		Common Stock Purchase Warrant #4 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.9		Common Stock Purchase Warrant #5 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.10		Common Stock Purchase Warrant #6 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.11		Common Stock Purchase Warrant #7 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.12	**	Common Stock Purchase Warrant dated November 21, 2012 by and between ULURU Inc. and NUWA Group LLC
4.13		Common Stock Purchase Warrant dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (21)
4.14		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (22)
4.15		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (22)
10.1		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.2		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3.2	**	Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd.
10.4		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.5.1		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.5.2		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.6	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Terrance K. Wallberg. (3)
10.7	*	Employment Agreement dated January 1, 2006 by and between ULURU Delaware Inc. and Daniel G. Moro. (3)
10.8	*	Uluru Inc. 2006 Equity Incentive Plan. (2)
10.9		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (7)
10.10	*	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray. (8)
10.11		Indemnification Agreements dated July 10, 2009 by and between ULURU Inc. and its current directors. (9)
10.12		Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (10)
10.13		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (12)
10.14		Securities and Purchase Agreement dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto.(13)
10.15		Secured Convertible Subordinated Note dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
10.16		Security Agreement dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
10.17		Secured Convertible Subordinated Note dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
10.18		Security Agreement dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
10.19		Preferred Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global III, LLC. (16)
10.20		Common Stock Purchase Agreement dated September 12, 2011 by and between ULURU Inc. and Ironridge Global IV, Ltd. (16)
10.21		First Amendment to Preferred Stock Purchase Agreement dated November 8, 2011 by and between ULURU Inc. and Ironridge Global III, LLC. (17)
10.22		Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.23.1		License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.23.2	**	Amendment No. 1 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG
10.24		Secured Convertible Promissory Note dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.25		Securities Purchase Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.26		Security Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.27		Registration Rights Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.28		Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH (20)
10.29	**	Shareholders’ Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH
10.30	**	License and Supply Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH
10.31		Securities Purchase Agreement dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (21)
10.32		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (22)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(5)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(6)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(7)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(8)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009.
(9)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(10)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(11)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(12)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(13)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(14)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(15)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(16)		Incorporated by reference to the Company’s Form 8-K filed on September 15, 2011.
(17)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2011.
(18)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(19)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
(20)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(21)		Incorporated by reference to the Company’s Form 8-K filed on December 27, 2012.
(22)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F – 2

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	F – 3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011	F – 4

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F – 5

Notes to Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 29, 2013

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$21,549	$46,620
Accounts receivable, net	111,898	45,421
Other receivable, current portion	---	246,410
Notes receivable and accrued interest, current portion	260,444	---
Inventory	527,643	799,483
Prepaid expenses and deferred charges	194,448	211,522
Total Current Assets	1,115,982	1,349,456

Property, Equipment and Leasehold Improvements, net	845,535	1,072,460

Other Assets
Intangible assets, net	4,145,985	4,622,435
Notes receivable and accrued interest, net of current portion	1,041,776	---
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	160,770	---
Deposits	18,069	18,069
Total Other Assets	5,366,600	4,640,504

TOTAL ASSETS	$7,328,117	$7,062,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,340,782	$1,640,211
Accrued liabilities	372,965	376,542
Accrued interest	41,141	13,053
Convertible notes payable, net of unamortized debt discount, current portion	1,089,619	---
Deferred revenue, current portion	45,227	24,061
Total Current Liabilities	3,889,734	2,053,867

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	751,543	234,882
Deferred revenue, net of current portion	835,553	672,282
Total Long Term Liabilities	1,587,096	907,164

TOTAL LIABILITIES	5,476,830	2,961,031

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; 65 and 25 shares issued and outstanding, aggregate liquidation value of $701,843 and $254,387, at December 31, 2012 and December 31, 2011, respectively
	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
10,074,448 and 7,269,063 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	10,075	7,269
Additional paid-in capital	51,336,931	49,750,792
Promissory notes receivable and accrued interest for common stock issuance	(985,287)	(725,045)
Accumulated (deficit)	(48,510,432)	(44,931,627)
TOTAL STOCKHOLDERS’ EQUITY	1,851,287	4,101,389

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,328,117	$7,062,420

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Revenues
License fees	$40,563	$22,843
Royalty income	49,918	68,656
Product sales, net	280,113	393,037
Total Revenues	370,594	484,536

Costs and Expenses
Cost of goods sold	243,538	203,154
Research and development	832,931	946,553
Selling, general and administrative	1,791,221	2,276,806
Amortization of intangible assets	476,450	769,132
Depreciation	291,274	303,024
Total Costs and Expenses	3,635,414	4,498,669
Operating (Loss)	(3,264,820)	(4,014,133)

Other Income (Expense)
Interest and miscellaneous income	61,719	11,341
Interest expense	(328,248)	(67,300)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
(Loss) Before Income Taxes	(3,531,349)	(4,070,092)

Income taxes	---	---
Net (Loss)	$(3,531,349)	$(4,070,092)

Less preferred stock dividends	(47,456)	(4,387)
Net (Loss) Allocable to Common Stockholders	$(3,578,805)	$(4,074,479)

Basic and diluted net (loss) per common share	$(0.42)	$(0.67)

Weighted average number of common shares outstanding	8,493,703	6,065,615

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2012 and 2011
	Preferred Stock			Common Stock		Additional Paid-in	Promissory Notes Receivable	Accumulated	Stockholders’
	Shares Issued	Amount		Shares Issued	Amount	Capital	and Accrued Interest	(Deficit)	Equity

Balance as of December 31, 2010	---	$	---	5,474,482	$5,474	$48,257,937	$ ---	$(40,857,148)	$7,406,263

Issuance of common stock in a private placement	---		---	1,446,364	1,446	723,599	(725,045)	---	---

Issuance of common stock and warrants in a private placement, net of fund raising costs ($88,010)	---		---	333,333	333	411,657	---	---	411,990

Issuance of common stock for services	---		---	9,722	10	14,990	---	---	15,000

Issuance of common stock – vesting of restricted stock	---		---	5,243	6	(6)	---	---	---

Issuance of Series A preferred stock in a private placement, net of fund raising costs ($80,010)	25		---	---	---	169,990	---	---	169,990

Cancellation of warrants issued for services	---		---	---	---	(38,994)	---	---	(38,994)

Issuance of warrants in connection with convertible promissory notes	---		---	---	---	36,141	---	---	36,141

Repurchase of common stock (fractional shares from reverse stock split)	---		---	(81)	---	(35)	---	---	(35)

Accrued dividends on Series A preferred stock	---		---	---	---	4,387	---	(4,387)	---

Share-based compensation of employees	---		---	---	---	110,228	---	---	110,228
Share-based compensation of non-employees	---		---	---	---	60,898	---	---	60,898

Net (loss)	---		---	---	---	---	---	(4,070,092)	(4,070,092)
Balance as of December 31, 2011	25		---	7,269,063	7,269	49,750,792	(725,045)	(44,931,627)	4,101,389

Issuance of common stock in a private placement	---		---	491,636	492	245,326	(245,818)	---	---

Issuance of common stock for principle and interest due on convertible note	---		---	1,987,992	1,988	331,344	---	---	333,332

Issuance of common stock for services	---		---	325,000	325	129,675	---	---	130,000

Issuance of common stock – vesting of restricted stock	---		---	699	1	(1)	---	---	---

Issuance of Series A preferred stock in a private placement, net of fund raising costs ($14,514)	40		---	---	---	275,761	---	---	275,761

Issuance of warrants for services	---		---	---	---	48,776	---	---	48,776

Issuance of warrants in connection with convertible promissory note	---		---	---	---	457,912	---	---	457,912

Offering costs in connection with convertible promissory note	---		---	---	---	(42,710)	---	---	(42,710)

Offering costs adjustment – Series A preferred stock sale in 2011	---		---	---	---	31,961	---	---	31,961

Repurchase of common stock (fractional shares from reverse stock split)	---		---	58	---	21	---	---	21

Accrued interest on promissory notes for issuance of common stock	---		---	---	---	14,424	(14,424)	---	---

Accrued dividends on Series A preferred stock	---		---	---	---	47,456	---	(47,456)	---

Share-based compensation of employees	---		---	---	---	17,915	---	---	17,915
Share-based compensation of non-employees	---		---	---	---	28,279	---	---	28,279

Net (loss)	---		---	---	---	---	---	(3,531,349)	(3,531,349)
Balance as of December 31, 2012	65	$	---	10,074,448	$10,075	$51,336,931	$(985,287)	$(48,510,432)	$1,851,287

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012		2011
OPERATING ACTIVITIES :
Net (loss)		$(3,531,349)		$(4,070,092)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets		476,450		769,132
Depreciation		291,274		303,024
Share-based compensation for stock and options issued to employees		17,915		110,228
Share-based compensation for options issued to non-employees		28,279		60,898
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible notes		97,901		6,023
Amortization of deferred financing costs		39,230		---
Warrants issued (cancelled) for services		48,776		(38,994)
Common stock issued for services		130,000		15,000
Common stock issued for interest due on convertible note		89,622		---

Change in operating assets and liabilities:
Accounts receivable		(66,477)		29,045
Other receivable		26,410		(10,852)
Inventory		271,841		18,821
Prepaid expenses and deferred charges		17,074		4,102
Notes receivable and accrued interest		197,780		---
Accounts payable		700,571		881,633
Accrued liabilities		(3,577)		140,056
Accrued interest		28,088		13,053
Deferred revenue		184,437		77,157
Total		2,575,594		2,378,326

Net Cash Used in Operating Activities		(955,755)		(1,691,766)

INVESTING ACTIVITIES :
Purchase of property and equipment		(64,349)		---
Proceeds from sale of intangible asset		220,000		250,000
Net Cash Provided by Investing Activities		155,651		250,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		---		411,990
Proceeds from sale of preferred stock, net		275,761		169,990
Proceeds from issuance of convertible notes and warrants, net		467,290		265,000
Offering cost adjustment – preferred stock sale in 2011		31,961		---
Cash paid in lieu of fractional shares		21		(35)
Net Cash Provided by Financing Activities		775,033		846,945

Net Decrease in Cash		(25,071)		(594,821)

Cash, beginning of period		46,620		641,441
Cash, end of period		$21,549		$46,620

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$5,532		$4,863

Non-cash investing and financing activities:
Sale of intangible asset included in Other receivable	$	---		$235,558
Issuance of common stock for promissory note		$245,818		$723,182
Issuance of common stock for principle due on convertible note		$243,710	$	---
Issuance of notes receivable in connection with June 2012 Note (see Note 6.)		$1,500,000		---
Deferred financing costs in connection with June 2012 Note		$200,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM drug delivery technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Explanatory Note Regarding Share Amounts:

All share amounts and per share prices in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effect of our reverse stock split, on a 15 to 1 basis, effective June 29, 2011, unless otherwise indicated.  The exercise price for all stock options and warrants and the conversion price for convertible debt in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split by multiplying the original exercise or conversion price by fifteen.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our trade accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $18,932 and $1,776, respectively.  For the years ended December 31, 2012 and 2011, the accounts written off as uncollectible were $17,135 and $6,580, respectively.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the United States Food and Drug Administration (“FDA”) in connection with new drug applications submitted by us and annual prescription drug user fees (“PDUFA”). Such fees are being amortized ratably over the FDA’s prescribed fiscal period of twelve months ending September 30th.

Additionally, we amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

Notes Receivable

Notes receivable are stated at unpaid principle balance.  Interest on notes receivable is recognized over the term of the note and is calculated by the simple interest method on principle amounts outstanding.  We estimate the collectability of our notes receivable.  This estimate is based on similar evaluation criteria as used in estimating the collectability of our trade accounts receivable.  Notes receivable are subject to an allowance for collection when it is probable that the balance, or a portion thereof, will not be collected.  As of December 31, 2012, the allowance for collection for our notes receivable was nil.

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

Deferred Financing Costs

We defer financing costs associated with the issuance of our convertible notes payable and amortize those costs over the period of the convertible notes using the effective interest method.  In 2012, we incurred $200,000 of financing costs related to our convertible notes payable.

During 2012 and 2011, we recorded amortization of approximately $39,000 and nil, respectively, of deferred financing costs. Other assets at December 31, 2012 and 2011 included net deferred financing costs of approximately of $161,000 and nil, respectively.

Accrual for Clinical Study Costs

We record accruals for estimated clinical study costs.  Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites.  These costs are recorded as a component of research and development expenses.  We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual costs incurred may or may not match the estimated costs for a given accounting period.

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

Royalty Income

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed products. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties we have been paid (adjusted for any changes in facts and circumstances, as appropriate).

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

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2012 and 2011.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2012, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2012 and December 31, 2011 our cash and cash equivalents totaled $21,549 and $46,620, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2012 and at December 31, 2011.  As of December 31, 2012, two customers exceeded the 5% threshold, with 77% and 13%, respectively.  Four customers exceeded the 5% threshold at December 31, 2011, with 36%, 24%, 14%, and 6%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Substantially all of our revenue and expenses are denominated in U.S. dollars, although we expect our revenues in international territories to increase in the future.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

Fair Value of Financial Instruments

In accordance with portions of ASC Topic 820, Fair Value Measurements, certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our other receivable, notes receivable and accrued interest, and convertible note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

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

We determined that all embedded items associated with financial instruments during 2012 and 2011 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2012 and 2011, we did not have any derivative instruments.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011. We adopted the provisions of ASU 2011-04 in the first quarter of 2012.  The adoption of this update does not materially impact our financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2012 that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from one licensee for domestic activities, five licensees for international activities, and our domestic sales activities for Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2012	%	2011	%
Domestic	$177,440	48%	$22,843	5%
International	193,154	52%	461,693	95%
Total	$370,594	100%	$484,536	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2012	2011
Customer A	Aphthasol®	13%	53%
Customer B	Altrazeal®	32%	---
Customer C	Altrazeal® Veterinary	14%	---
Total		59%	53%

NOTE 5.	OTHER RECEIVABLE

On June 25, 2010, we entered into an acquisition and license agreement with Strakan International Limited and Zindaclin Limited, a subsidiary of Crawford Healthcare Limited, a pharmaceutical company based in England.  Under the terms of the agreement, Zindaclin Limited will pay up to $5.1 million for the exclusive product rights to Zindaclin®, a zinc clindamycin product for the treatment of acne, which consideration will be shared equally by Strakan International Limited and us.  Guaranteed payments of $1,050,000 were scheduled to be received by us, of which $550,000 occurred in 2010, $250,000 occurred in 2011, and $250,000 was to occur in June 2012.  On March 22, 2012, we agreed to accept $220,000 for the early remittance of the final guaranteed payment, which was received prior to March 29, 2012.

NOTE 6.	NOTES RECEIVABLE

On June 27, 2012, we entered into a Securities Purchase Agreement related to our issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  As part of the June 2012 Note transaction, we received $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”) and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  On October 5, 2012, we and Inter-Mountain entered into a First Amendment to Buyer Trust Deed Note #1 (the “Trust Deed Note Amendment”) for the purpose of revising certain terms and conditions contained in the Buyer Trust Deed Note #1, to include receiving payments of $100,000, $100,000, and $50,000 on October 5, 2012, November 30, 2012, and December 31, 2012, respectively, and any interest thereon.  As of December 31, 2012, we had $1,302,220 in notes receivable which is comprised of $1,250,000 for five Investor Notes and $52,220 for accrued interest thereon.

Please refer to Note 12. for a more detailed description of the June 2012 Note transaction.

NOTE 7.	INVENTORY

As of December 31, 2012, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the year ended December 31, 2012, we wrote off approximately $88,000 in obsolete finished goods.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2012	2011
Finished goods	$303,779	$398,634
Work-in-progress	190,794	367,779
Raw materials	33,070	33,070
Total	$527,643	$799,483

NOTE 8.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2012	2011
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,547,572	1,483,223
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,212,769	2,148,420
Less: accumulated depreciation and amortization	(1,367,234)	(1,075,960)
Property, equipment and leasehold improvements, net	$845,535	$1,072,460

Depreciation expense on property, equipment, and leasehold improvements was $291,274 and $303,024 for the years ended December 31, 2012 and 2011, respectively.

NOTE 9.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2012	2011
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,479,953)	(5,003,503)
Intangible assets, net	$4,145,985	$4,622,435

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2012.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $476,450 and $769,132 for the years ended December 31, 2012 and 2011, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2012, is as follows:

Calendar Years	Future Amortization Expense
2013	$475,148
2014	475,148
2015	475,148
2016	476,450
2017	475,148
2018 & Beyond	1,768,943
Total	$4,145,985

NOTE 10.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

Based upon unaudited financial statements provided by Altrazeal Trading Ltd. for the year ended December 31, 2012, our share of Altrazeal Trading Ltd. losses exceeded the carrying value of our investment, therefore the equity method of accounting was suspended and no additional losses were charged to our operations.  Our unrecorded share of Altrazeal Trading Ltd. losses for the year ended December 31, 2012 totaled $82,740.

Summarized financial information for our investment in Altrazeal Trading Ltd. assuming 100% ownership is as follows:

Altrazeal Trading Ltd.	2012
Balance sheet
Total assets	$415,248
Total liabilities	$205,991
Total stockholders’ equity	$209,257
Statement of operations
Revenues	$131,869
Net (loss)	$(330,961)

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

As of December 31, 2012, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the year ended December 31, 2012.

NOTE 11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2012	2011
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	213,005	184,080
Accrued insurance payable	52,629	78,246
Product rebates/returns	81	3,160
Other	951	4,757
Total accrued liabilities	$372,965	$376,542

NOTE 12.	CONVERTIBLE DEBT

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to our issuance of a $2,210,000 Secured Convertible Note, with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”), each of which bears interest at the rate of 8.0% per annum, and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  The purchase price of the June 2012 Note also reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

The June 2012 Note bears interest at the rate of 8.0% per annum, with monthly installment payments of $83,333 commencing on the date that is the earlier of (i) thirty calendar days after the effective date of a registration statement registering the re-sale of the shares issuable upon conversion under the June 2012 Note or (ii) December 24, 2012, but in no event sooner than September 25, 2012.  At our option, subject to certain volume, price, and other conditions, the monthly installment payments on the June 2012 Note may be paid in whole, or in part, in cash or in our common stock.  If the monthly installment is paid in common stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of common stock during the preceding twenty trading days is less than $0.05.

At the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of our common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  The initial tranche was $710,000 and the six subsequent tranches are each $250,000, plus interest.  At our option, the outstanding principal balance of the June 2012 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The June 2012 Note is secured by a Security Agreement pursuant to which we granted to Inter-Mountain a first-priority security interest in the assets held by the Company.

Events of default under the June 2012 Note include failure to make required payments or to deliver shares upon conversion, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of our common stock, a restatement of financial statements, and a default under certain other agreements.  In the event of default, the interest rate under the June 2012 Note increases to 18% and the June 2012 Note becomes callable at a premium.  In addition, the holder has all remedies under law and equity, including foreclosing on our assets under a Security Agreement with Intermountain.

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714 shares of common stock and 392,857 shares of common stock vested on June 27, 2012 and December 31, 2012, respectively.  Each of the other five Warrants vest upon the payment by the holder of each of the remaining five Investor Notes.

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

On October 5, 2012, we and Inter-Mountain entered into a First Amendment to Buyer Trust Deed Note #1 for the purpose of revising certain terms and conditions contained in the Buyer Trust Deed Note #1, to include an updated schedule for the timing of certain payment obligations by Inter-Mountain contained therein.

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

Information relating to our convertible notes payable is as follows:
					As of December 31, 2012
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$5,846	$134,154
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	11,916	113,084
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	1,966,291	372,367	1,593,924
Total	$2,475,000				$2,231,291	$390,129	$1,841,162

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

The amount of interest cost recognized from our convertible notes outstanding was $117,711 and $13,053 for years ended December 31, 2012 and 2011, respectively.

The future minimum payments relating to our convertible notes payable, as of December 31, 2012, are as follows:

	Payments Due By Period
Transaction	Total	2013		2014	2015		2016		2017
June 2011 Note	$140,000	$	---	$140,000	$	---	$	---	$	---
July 2011 Note	125,000		---	125,000		---		---		---
June 2012 Note	1,966,291		1,089,619	876,672		---		---		---
Total	$2,231,291		$1,089,619	$1,141,672	$	---	$	---	$	---

NOTE 13.	EQUITY TRANSACTIONS

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

We presented the notices to Ironridge for the purchase of common stock, with Ironridge purchasing each tranche of shares of common stock with a promissory note, as follows:

▪	646,364 shares of common stock, par value $0.001 per share, for $323,182 on September 16, 2011;
▪	300,000 shares of common stock, par value $0.001 per share, for $150,000 on November 7, 2011;
▪	500,000 shares of common stock, par value $0.001 per share, for $250,000 on December 22, 2011; and
▪	491,636 shares of common stock, par value $0.001 per share, for $245,818 on January 12, 2012.

The promissory notes bear interest at 1.5% per year calculated on a simple interest basis.  The entire principal balance and interest thereon is due and payable seven and one-half years from the date of each promissory note, but no payments are due so long as we are in default under the Common Stock Agreement or the Series A Agreement (as defined below) or if there are any shares of Series A Stock (as defined below) issued or outstanding. Each promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, as more fully described in the note.

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

On September 13, 2011, we filed a Certificate of Designations of Preferences, Rights and Limitations of Series A Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Nevada.  A summary of the Series A Certificate of Designations is set forth below:

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

NOTE 14.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2012, we had 10,074,448 shares of common stock issued and outstanding.  We issued 2,805,385 shares of common stock for the year ended December 31, 2012 comprised of 699 shares of common stock issued for the vesting of certain restricted stock awards, 325,000 shares of common stock issued for consulting services, 491,636 shares of common stock issued for the equity raise with Ironridge pursuant to the Common Stock Agreement, 1,987,992 shares of common stock issued for installment payments due on the June 2012 Note with Inter-Mountain, and an adjustment of 58 shares of common stock for fractional shares not issued from our reverse stock split in June 2011.

Preferred Stock

As of December 31, 2012, we had 65 shares of Series A preferred stock issued and outstanding.  For the year ended December 31, 2012, we issued 40 shares of Series A preferred stock to Ironridge Global pursuant to the Series A Agreement.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2012 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2010	635,873	$6.69

Warrants issued	203,056	1.43
Warrants exercised	---	---
Warrants cancelled	(226,335)	13.46
Balance as of December 31, 2011	612,594	$2.45

Warrants issued (1)	1,428,571	0.35
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2012	2,041,165	$0.98

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714 shares of common stock and 392,857 shares of common stock vested on June 27, 2012 and December 31, 2012, respectively, and only such shares of common stock have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other five warrants vest upon the payment by Inter-Mountain of a related Investor Note.

For the year ended December 31, 2012, we issued warrants to purchase up to an aggregate of 1,428,571 shares of our common stock which consisted of (i) a warrant issued for consulting services to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share, and (ii) two warrants issued to Inter-Mountain to purchase up to an aggregate of 1,178,571 shares of our common stock at an exercise price of $0.35 per share.

Of the warrant shares subject to exercise as of December 31, 2012, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
November 21, 2016	250,000
June 27, 2017	1,178,571
Total	2,041,165

NOTE 15.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	December 31, 2012	December 31, 2011
Warrants to purchase common stock (1)	2,041,165	612,594
Stock options to purchase common stock	158,409	287,745
Unvested restricted common stock	300	1,096
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	5,617,974	---
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	368,637	232,408
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)	1,002,634	357,143
Total	9,189,119	1,490,986

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714 shares of common stock and 392,857 shares of common stock vested on June 27, 2012 and December 31, 2012, respectively, and only such shares of common stock have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other five warrants vest upon the payment by Inter-Mountain of a related Investor Note.

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

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per shares, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be December 31, 2012.

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

NOTE 16.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

We account for share-based compensation under ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense in the financial statements for all share-based payment awards made to employees, consultants, and directors is measured based on the estimated fair value of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the years ended December 31:

	2012	2011
Incentive Stock Options (4)
Expected volatility (1)	---	94.6%
Risk-fee interest rate % (2)	---	1.93%
Expected term (in years)	---	6.0
Dividend yield (3)	---	0.0%

Nonstatutory Stock Options (5)
Expected volatility (1)	---	---
Risk-fee interest rate % (2)	---	---
Expected term (in years)	---	---
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any incentive stock options for the year ended December 31, 2012.
(5)	The Company did not award any nonstatutory stock options for the years ended December 31, 2012 and 2011, respectively.

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2012	2011
Incentive Stock Options (1)
Quantity	---	1,334
Weighted average fair value per share	---	$1.15
Fair value	---	$1,534

Nonstatutory Stock Options (2)
Quantity	---	---
Weighted average fair value per share	---	---
Fair value	---	---

(1)	The Company did not award any incentive stock options for the year ended December 31, 2012.
(2)	The Company did not award any nonstatutory stock options for the years ended December 31, 2012 and 2011, respectively.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2012	2011
Research and development	$6,280	$53,330
Selling, general and administrative	31,617	90,108
Total share-based compensation expense	$37,897	$143,438

At December 31, 2012, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $34,169.  The period over which the unearned share-based compensation is expected to be recognized is approximately fifteen months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2012 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2010	290,411	$16.76
Granted	1,334	1.50
Forfeited/cancelled	(4,000)	2.40
Exercised	---	---
Outstanding as of December 31, 2011	287,745	16.89
Granted	---	---
Forfeited/cancelled	(129,336)	22.49
Exercised	---	---
Outstanding as of December 31, 2012	158,409	$12.32

The following table presents the stock option grants outstanding and exercisable as of December 31, 2012:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
118,671	$5.37	5.7	90,837	$6.24
19,335	23.80	4.7	19,335	23.80
16,069	34.52	5.1	16,069	34.52
4,334	69.22	4.3	4,334	69.22
158,409	$12.32	5.5	130,575	$14.41

Restricted Stock Awards

Restricted stock awards, which typically vest over a period of six months to five years, are issued to certain key employees and are subject to forfeiture until the end of an established restriction period.  We utilize the market price on the date of grant as the fair market value of restricted stock awards and expense the fair value on a straight-line basis over the vesting period.

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2012	2011
Research and development	$3,762	$16,205
Selling, general and administrative	4,535	11,483
Total share-based compensation expense	$8,297	$27,688

At December 31, 2012, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is approximately $991. The period over which the unearned share-based compensation related to restricted stock awards is expected to be recognized is approximately three months.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of December 31, 2012 and the changes therein during the two years then ended:
	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	6,336	$14.23
Granted	---	---
Forfeited/cancelled	---	---
Exercised/issued	(5,240)	8.53
Outstanding as of December 31, 2011	1,096	$41.47
Granted	---	---
Forfeited/cancelled	(97)	34.59
Exercised/issued	(699)	45.39
Outstanding as of December 31, 2012	300	$34.59

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, and June 14, 2012, our stockholders approved amendments to the Incentive Plan to increase the total number of shares of common stock issuable under the Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, and 400,000 shares, respectively, for a total of 1,200,000 shares.

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

As of December 31, 2012, we had granted options to purchase 408,667 shares of common stock since the inception of the Incentive Plan, of which 158,409 were outstanding at a weighted average exercise price of $12.32 per share and we had granted awards for 68,616 shares of restricted stock since the inception of the Incentive Plan, of which 300 were outstanding.  As of December 31, 2012, there were 972,145 shares that remained available for future grant under our Incentive Plan.

NOTE 17.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $25,085 and $30,880 to the 401(k) Plan during the years ended December 31, 2012 and 2011, respectively.

NOTE 18.	FAIR VALUE MEASUREMENTS

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

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our other receivable, notes receivable and accrued interest, and convertible note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

The fair value of our financial instruments consisted of the following at December 31:

Description	2012		2011
Assets:
Other receivable (1)	$	---	$246,410
Notes receivable and accrued interest		$1,302,220	---

Liabilities:
Convertible note – June 2011		$134,154	$129,781
Convertible note – July 2011		$113,084	$105,101
Convertible note – June 2012		$1,593,924	---

(1)	The Company received remittance in March 2012.

NOTE 19.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2012, of $17,279,579 were reduced to zero, after considering the valuation allowance of $17,279,579, since there is no assurance of future taxable income.  As of December 31, 2012 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $46,362,734 and $496,067, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,936		8,690
Total	$46,362,734		$496,067

The Tax Reform Act of 1986 contains provisions, which limit the amount of NOL and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.  Since the effective date of the Tax Reform Act of 1986, the Company has completed significant share issuances in 2003 and 2006 which may significantly limit our ability to utilize our NOL and tax credit carryforwards against taxable earnings in future periods.  Ownership changes in future periods may place additional limits on our ability to utilize NOLs and tax credit carryforwards.

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	2012		2011
Deferred tax assets:
Net operating loss carryforwards		$16,549,134		$15,257,981
Intangible assets		305,552		363,399
Other		502,732		489,105
Total gross deferred tax assets		17,357,418		16,110,485

Deferred tax liabilities:
Property and equipment		77,839		56,589
Total gross deferred tax liabilities		77,839		56,589

Net total of deferred assets and liabilities		17,279,579		16,053,896
Valuation allowance		(17,279,579)		(16,053,896)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,225,683 and $1,398,380 in 2012 and 2011, respectively.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2012		2011
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,309,975)	$	(1,364,770)

Permanent differences		16,500		59,803
Research tax credits		(8,690)		(43,592)
Amortization of deferred start up costs		---		---
Valuation allowance		1,302,165		1,348,559
Income tax expense	$	---	$	---

Effective January 1, 2007, we adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes.  ASC Topic 740 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expects to take on a tax return.  If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, we will recognize an income tax benefit in its financial statements.  Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws.  We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC Topic 740.

We file income tax returns in the U.S. federal and state of Texas jurisdictions.  We are no longer subject to tax examinations for years before 2009.  We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2012 and 2011.

NOTE 20.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006, we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  As of December 31, 2012 our current monthly lease obligation is $9,872, which is inclusive of monthly operating expenses.

On December 10, 2010, we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2006 office lease and the 2010 equipment lease are as follows as of December 31, 2012:

Calendar Years	Future Lease Expense
2013	$38,542
2014	8,926
2015	744
2016	---
2017	---
Total	$48,212

Rent expense for our operating leases amounted to $130,065 and $124,772 for the years ended December 31, 2012 and 2011, respectively.

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

Employment Agreements

As of December 31, 2012, we are party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, and Daniel G. Moro, Vice President – Polymer Drug Delivery.  The employment agreements with Messrs. Wallberg and Moro each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of December 31, 2012, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options exercisable by Mr. Gray having expired on March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Related Party Obligations

As part of a plan to conserve the Company’s cash and financial resources during 2012 and 2011, our named executive officers and certain key executives temporarily deferred portions of their compensation.

The following table summarizes the compensation temporarily deferred during 2012 and 2011:

Name	2012		2011	Total
Kerry P. Gray		$220,673	$140,313		$360,986
Terrance K. Wallberg		$24,230	$36,539		$60,769
Renaat Van den Hooff (1)	$	(30,769)	$30,769	$	---
Key executives		$27,253	$20,986		$48,239

(1)	During 2011, Mr. Van den Hooff temporarily deferred compensation of $30,769 earned pursuant to a Separation Agreement with such amount being repaid to Mr. Van den Hooff in 2012.

The Company’s obligation for temporarily deferred compensation was $469,994, of which $310,000 was included in accounts payable and $159,994 was included in accrued liabilities, and $228,607 of which $107,500 was included in accounts payable and $121,107 was included in accrued liabilities, as of December 31, 2012 and 2011, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2012, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 21.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto.

In April 2009, we were served with a complaint in an action in the Supreme Court for New York County, State of New York.  The plaintiff, R.C.C. Ventures, LLC, alleged that it was due a fee for its performance in procuring or arranging a loan for us.  On April 19, 2012, we reached a settlement with R.C.C. Ventures, LLC, of all outstanding litigation between the two companies.  As a result of the settlement, we reported a charge of $24,000 for the year ended December 31, 2012.

NOTE 22.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2012 and 2011. We have derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$60,005	$56,211	$88,922	$165,456
Costs and expenses	879,717	884,289	837,149	1,034,259
Operating (loss)	(819,712)	(828,078)	(748,227)	(868,803)
Other income (expense)	(23,697)	(30,068)	(103,498)	(109,266)
Net (loss)	$(843,409)	$(858,146)	$(851,725)	$(978,069)
Less preferred stock dividends	(10,726)	(12,154)	(12,288)	(12,288)
Net (loss) allocable to common stockholders	$(854,135)	$(870,300)	$(864,013)	$(990,357)

Basic and diluted net (loss) per common share	$(0.11)	$(0.11)	$(0.10)	$(0.10)

2011
Revenues	$75,171	$80,186	$73,652	$255,527
Costs and expenses	1,227,979	1,083,451	1,092,506	1,094,733
Operating (loss)	(1,152,808)	(1,003,265)	(1,018,854)	(839,206)
Other income (expense)	(8,815)	(9,851)	(20,688)	(16,605)
Net (loss)	$(1,161,623)	$(1,013,116)	$(1,039,542)	$(855,811)
Less preferred stock dividends	---	---	(462)	(3,925)
Net (loss) allocable to common stockholders	$(1,161,623)	$(1,013,116)	$(1,040,004)	$(859,736)

Basic and diluted net (loss) per common share	$(0.20)	$(0.17)	$(0.18)	$(0.13)

NOTE 23.	SUBSEQUENT EVENTS

Common Stock Transactions

On March 14, 2013, we entered into entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  In the SPA, we also agree to appoint up to two directors nominated by IPMD to serve on our Board of Directors.

On January 3, 2013, we closed the January 2013 Offering and received the initial tranche of $400,000.

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne are the designees of IPMD to serve on the Company’s Board of Directors pursuant to covenants in the SPA with IPMD.

Operating Lease

On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease for a period of 24 months so that the lease expires on March 31, 2015.  The Lease Amendment will require a minimum monthly lease obligation of $9,038, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time, will increase to $9,224, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If so elected, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,661, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.