Form 10-Q
period 2013-03-31
ULURU INC.
filed 2013-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2013

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

As of May 15, 2013, there were 14,199,190 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,913	$21,549
Accounts receivable, net	84,541	111,898
Notes receivable and accrued interest, current portion	265,444	260,444
Inventory	506,205	527,643
Prepaid expenses and deferred charges	135,972	194,448
Total Current Assets	998,075	1,115,982

Property, Equipment and Leasehold Improvements, net	780,147	845,535

Other Assets
Intangible assets, net	4,028,824	4,145,985
Notes receivable and accrued interest, net of current portion	796,332	1,041,776
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	141,926	160,770
Deposits	18,069	18,069
Total Other Assets	4,985,151	5,366,600

TOTAL ASSETS	$6,763,373	$7,328,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,903,862	$2,340,782
Accrued liabilities	380,236	372,965
Accrued interest	48,451	41,141
Convertible notes payable, net of unamortized debt discount, current portion	1,127,537	1,089,619
Deferred revenue, current portion	45,227	45,227
Total Current Liabilities	3,505,313	3,889,734

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	546,322	751,543
Deferred revenue, net of current portion	824,400	835,553
Total Long Term Liabilities	1,370,722	1,587,096

TOTAL LIABILITIES	4,876,035	5,476,830

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 65 and 25 shares issued and outstanding, aggregate liquidation value of $713,864 and $701,843, at March 31, 2013 and December 31, 2012, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
12,218,322 and 10,074,448 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12,218	10,075
Additional paid-in capital	52,043,033	51,336,931
Promissory notes receivable and accrued interest for common stock issuance	(988,871)	(985,287)
Accumulated (deficit)	(49,179,042)	(48,510,432)
TOTAL STOCKHOLDERS’ EQUITY	1,887,338	1,851,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,763,373	$7,328,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
License fees	$11,153	$7,959
Royalty income	---	16,185
Product sales, net	90,891	35,861
Total Revenues	102,044	60,005

Costs and Expenses
Cost of goods sold	40,889	16,734
Research and development	165,285	192,960
Selling, general and administrative	260,690	476,299
Amortization of intangible assets	117,161	118,463
Depreciation	65,388	75,261
Total Costs and Expenses	649,413	879,717
Operating (Loss)	(547,369)	(819,712)

Other Income (Expense)
Interest and miscellaneous income	22,465	1,654
Interest expense	(131,686)	(25,351)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
(Loss) Before Income Taxes	(656,590)	(843,409)

Income taxes	---	---
Net (Loss)	$(656,590)	$(843,409)

Less preferred stock dividends	(12,021)	(10,726)
Net (Loss) Allocable to Common Stockholders	$(668,611)	$(854,135)

Basic and diluted net (loss) per common share	$(0.06)	$(0.11)

Weighted average number of common shares outstanding	11,657,123	7,962,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013		2012
OPERATING ACTIVITIES :
Net loss		$(656,590)		$(843,409)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		117,161		118,463
Depreciation		65,388		75,261
Share-based compensation for stock and options issued to employees		1,554		12,551
Share-based compensation for options issued to non-employees		8,418		12,112
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible note		44,778		3,151
Amortization of deferred financing costs		18,844		---
Cancellation of warrants issued for services		(48,776)		---
Common stock issued for services		---		130,000
Common stock issued for interest due on convertible note		37,918		---

Change in operating assets and liabilities:
Accounts receivable		27,357		10,049
Other receivable		---		26,410
Inventory		21,438		22,748
Prepaid expenses and deferred charges		58,476		(30,843)
Notes receivable and accrued interest		240,444		---
Accounts payable		(436,920)		(12,498)
Accrued liabilities		7,271		(60,614)
Accrued interest		7,310		6,535
Deferred revenue		(11,153)		217,041
Total		159,508		530,366

Net Cash Used in Operating Activities		(497,082)		(313,043)

INVESTING ACTIVITIES :
Proceeds from sale of intangible asset		---		220,000
Net Cash Provided by Investing Activities		---		220,000

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		481,446		---
Proceeds from sale of preferred stock, net		---		275,761
Offering cost adjustment – preferred stock sale in 2011		---		28,928
Net Cash Provided by Financing Activities		481,446		304,689

Net Increase (Decrease) in Cash		(15,636)		211,646

Cash, beginning of period		21,549		46,620
Cash, end of period		$5,913		$258,266

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$1,264		$1,095

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$	---		$245,818
Issuance of common stock for principle due on convertible note		$212,081	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and the results of its operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 have been made.

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013.

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

There are no other new accounting pronouncements adopted or enacted during the three months ended March 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from five licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2013	%	2012	%
Domestic	$19,787	19%	$52,046	87%
International	82,257	81%	7,959	13%
Total	$102,044	100%	$60,005	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2013	2012
Customer A	Altrazeal®	75%	*
Customer B	Aphthasol®	---	27%
Customer C	Altrazeal®	*	16%
Customer D	Altrazeal®	*	11%
Total		75%	54%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	NOTES RECEIVABLE

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

As of March 31, 2013, we had $1,061,776 in notes receivable which is comprised of $1,000,000 for four Investor Notes and $61,776 for accrued interest thereon.

Please refer to Note 11 for a more detailed description of the June 2012 Note transaction.

NOTE 6.	INVENTORY

As of March 31, 2013, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at March 31, 2013 and December 31, 2012:

Inventory	March 31, 2013	December 31, 2012
Finished goods	$116,031	$303,779
Work-in-progress	357,104	190,794
Raw materials	33,070	33,070
Total	$506,205	$527,643

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2013 and December 31, 2012:

Property, equipment and leasehold improvements	March 31, 2013	December 31, 2012
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,547,572	1,547,572
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,212,769	2,212,769
Less: accumulated depreciation and amortization	(1,432,622)	(1,367,234)
Property, equipment and leasehold improvements, net	$780,147	$845,535

Depreciation expense on property, equipment and leasehold improvements was $65,388 and $75,261 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2013 and December 31, 2012:

Intangible assets	March 31, 2013	December 31, 2012
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,597,114)	(5,479,953)
Intangible assets, net	$4,028,824	$4,145,985

Amortization expense for intangible assets was $117,161 and $118,463 for the three months ended March 31, 2013 and 2012, respectively.

The future aggregate amortization expense for intangible assets, remaining as of March 31, 2013, is as follows:
Calendar Years	Future Amortization Expense
2013 (Nine months)	$357,987
2014	475,148
2015	475,148
2016	476,450
2017	475,148
2018 & Beyond	1,768,943
Total	$4,028,824

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

For the three months ended March 31, 2013, the financial statements of Altrazeal Trading Ltd. were unavailable and our share of any gains or losses of Altrazeal Trading Ltd. for such period have not been recorded in our financial statements.  The financial activity of Altrazeal Trading Ltd. for the three months ended March 31, 2013 would not have a material impact on our financial statements.

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

Summarized financial information for our investment in Altrazeal Trading Ltd. assuming 100% ownership is as follows:

Altrazeal Trading Ltd.	December 31, 2012
Balance sheet
Total assets	$415,248
Total liabilities	$205,991
Total stockholders’ equity	$209,257
Statement of operations
Revenues	$131,869
Net (loss)	$(330,961)

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

As of March 31, 2013, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three months ended March 31, 2013.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2013 and December 31, 2012:

Accrued Liabilities	March 31, 2013	December 31, 2012
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	241,621	213,005
Accrued insurance payable	16,010	52,629
Product rebates/returns	56	81
Other	16,250	951
Total accrued liabilities	$380,236	$372,965

NOTE 11.	CONVERTIBLE DEBT

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, and February 26, 2013, respectively.  Each of the four remaining Warrants vest upon the payment by the holder of each of the remaining four Investor Notes.

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

Information relating to our convertible notes payable is as follows:
					As of March 31, 2013
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$4,802	$135,198
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	9,972	115,028
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	1,754,210	330,577	1,423,633
Total	$2,475,000				$2,019,210	$345,351	$1,673,859

(1)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.

(2)
The outstanding principal balance of the June 2012 Note may be converted, at the option of Inter-Mountain, into shares of common stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.

The amount of interest cost recognized from our convertible notes outstanding was $45,228 and $6,535 for the three months ended March 31, 2013 and 2012, respectively.

The future minimum payments relating to our convertible notes payable, as of March 31, 2013, are as follows:

	Payments Due By Period
Transaction	Total	2013 (Nine Months)		2014	2015		2016		2017
June 2011 Note	$140,000	$	---	$140,000	$	---	$	---	$	---
July 2011 Note	125,000		---	125,000		---		---		---
June 2012 Note	1,754,210		877,538	876,672		---		---		---
Total	$2,019,210		$877,538	$1,141,672	$	---	$	---	$	---

NOTE 12.	EQUITY TRANSACTIONS

Common Stock Transactions

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.

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

On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  On May 7, 2013, we received the second funding tranche of $500,000 for the purchase of 1,250,000 shares of our common stock.

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne are the designees of IPMD to serve on the Company’s Board of Directors pursuant to covenants in the SPA with IPMD.

NOTE 13.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2013, we had 12,218,322 shares of common stock issued and outstanding.  We issued 2,143,874 shares of common stock for the three months ended March 31, 2013 comprised of 300 shares of common stock issued for the vesting of certain restricted stock awards, 1,000,000 shares of common stock issued to IPMD pursuant to the January 2013 Offering, 220,000 shares of common stock issued to Messrs. Gray and Wallberg pursuant to the March 2013 Offering, and 923,574 shares of common stock issued for installment payments due on the June 2012 Note with Inter-Mountain.

Preferred Stock

As of March 31, 2013, we had 65 shares of Series A preferred stock issued and outstanding.  For the three months ended March 31, 2013, we did not issue any shares of Series A preferred stock to Ironridge Global pursuant to our agreement related to the purchase of the Series A preferred stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of March 31, 2013 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2012	2,041,165	$0.98
Warrants issued	4,052,857	$0.58
Warrants exercised	---	---
Warrants cancelled	(250,000)	$0.35
Balance as of March 31, 2013 (1)	5,844,022	$0.73

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, and February 26, 2013, respectively, and only such shares of common stock (1,571,428 shares) have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other four warrants vest upon the payment by Inter-Mountain of each of the four remaining Investor Notes.

For the three months ended March 31, 2013, we issued warrants to purchase up to an aggregate of 4,052,857 shares of our common stock which consisted of (i) a warrant issued to IPMD pursuant to the January 2013 Offering to purchase up to an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) a warrant issued to Kerry P. Gray pursuant to the March 2013 Offering to purchase up to an aggregate of 600,000 shares of our common stock at an exercise price of $0.60 per share, (iii) a warrant issued to Terrance K. Wallberg pursuant to the March 2013 Offering to purchase up to an aggregate of 60,000 shares of our common stock at an exercise price of $0.60 per share, (iv) a warrant issued to Inter-Mountain to purchase up to an aggregate of 392,857 shares of our common stock at an exercise price of $0.35 per share.  Also occurring during the three months ended March 31, 2013 was the cancellation of a warrant issued to NUWA Group LLC to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share.

Of the warrant shares subject to exercise as of March 31, 2013, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 3, 2014	3,000,000
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	1,571,428
March 14, 2018	660,000
Total	5,844,022

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Warrants to purchase common stock (1)	5,844,022	2,041,165
Stock options to purchase common stock	1,123,241	158,409
Unvested restricted common stock	---	300
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	5,012,028	5,617,974
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	380,125	368,637
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)	1,019,804	1,002,634
Total	13,379,220	9,189,119

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, and February 26, 2013, respectively, and only such shares of common stock (1,571,428 shares) have been included in this Table, based upon an exercise price of $0.35 per share of common stock.  Each of the other four warrants vest upon the payment by Inter-Mountain of each of the four remaining Investor Notes.

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

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be March 31, 2013.

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

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Equity Incentive Plan”), is administered by the compensation committee of the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Incentive Stock Options
Quantity	232,500	---
Weighted average fair value per share	$0.24	---
Fair value	$56,112	---

Nonstatutory Stock Options
Quantity	735,000	---
Weighted average fair value per share	$0.24	---
Fair value	$177,388	---

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

	2013	2012 (4)
Incentive Stock Options
Expected volatility (1)	103.55%	---
Risk-free interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	103.55%	---
Risk-free interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended March 31, 2012.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Research and development	$648	$6,280
Selling, general and administrative	8,333	15,671
Total share-based compensation expense	$8,981	$21,951

At March 31, 2013, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $240,587.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of March 31, 2013 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	158,409	$12.32
Granted	967,500	0.33
Forfeited/cancelled	(2,668)	1.80
Exercised	---	---
Outstanding as of March 31, 2013	1,123,241	$2.02

The following table presents the stock option grants outstanding and exercisable as of March 31, 2013:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
967,500	$0.33	10.0	122,500	$0.33
86,668	2.45	5.9	60,001	2.40
30,002	14.40	4.0	30,002	14.40
39,071	33.35	4.6	39,071	33.35
1,123,241	$2.02	9.3	251,574	$7.63

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

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Research and development	$444	$1,594
Selling, general and administrative	547	1,118
Total share-based compensation expense	$991	$2,712

At March 31, 2013, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of March 31, 2013 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	300		$34.59
Shares granted	---		---
Shares forfeited/cancelled	---		---
Shares exercised/issued	(300)		34.59
Outstanding as of March 31, 2013	---	$	---

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Equity Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, and on June 14, 2012, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of common stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, and 400,000 shares, respectively, to a total of 1,200,000 shares.

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

As of March 31, 2013, we had granted options to purchase 1,376,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,123,241 were outstanding at a weighted average exercise price of $2.02 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 31, 2013, there were 7,313 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at March 31, 2013 and December 31, 2012.

Description	March 31, 2013	December 31, 2012
Assets:
Notes receivable and accrued interest	$1,061,776	$1,302,220

Liabilities:
Convertible note – June 2011	$135,198	$134,154
Convertible note – July 2011	$115,028	$113,084
Convertible note – June 2012	$1,423,633	$1,593,924

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and continues until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment requires a minimum monthly lease obligation of $9,128, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time, will increase to $9,314, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If so elected, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,751, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of March 31, 2013:

Calendar Years	Future Lease Expense
2013 (Nine months)	$88,848
2014	120,136
2015	28,686
2016	---
2017	---
Total	$237,670

Rent expense for our operating leases amounted to $25,028 and $31,969 for the three months ended March 31, 2013 and 2012, respectively.

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

Employment Agreements

As of March 31, 2013, we are party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, and Daniel G. Moro, Vice President – Polymer Drug Delivery.  The employment agreements with Messrs. Wallberg and Moro each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of March 31, 2013, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options exercisable by Mr. Gray having expired as of March 1, 2012; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Related Party Transactions

On January 17, 2013, the Board of Directors of ULURU Inc. appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne currently serve as directors of Altrazeal Trading, Ltd and thereby have control of, and make investment and business decisions on behalf of Altrazeal Trading Ltd.

For the three months ended March 31, 2013 and 2012, respectively, the Company had product sales, in approximate numbers, of $71,000 and nil with Altrazeal Trading Ltd., which represented 70% and 0% of our total revenues.  As of March 31, 2013 and December 31, 2012, respectively, Altrazeal Trading Ltd had an outstanding accounts receivable, in approximate numbers, of $76,000 and $101,000, which represented 75% and 77% of our total outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

The following table summarizes the compensation temporarily deferred since 2011:

Name	2013	2012	2011	Total
Kerry P. Gray (1)	$(28,500)	$220,673	$140,313	$332,486
Terrance K. Wallberg	6,633	$24,230	$36,539	$67,402
Key executives	---	$27,253	$20,986	$48,239
Total	$(21,867)	$272,156	$197,838	$448,127

(1)
During 2013, Mr. Gray temporarily deferred compensation of $11,500 earned pursuant to a Separation Agreement and $52,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  Mr. Gray was also repaid $92,500 of temporarily deferred compensation, of which $80,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

The Company’s obligation for temporarily deferred compensation was $448,127, of which $270,000 was included in accounts payable and $178,127 was included in accrued liabilities, and $469,994 of which $310,000 was included in accounts payable and $159,994 was included in accrued liabilities, as of March 31, 2013 and December 31, 2012, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2013, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 20.	SUBSEQUENT EVENTS

Pursuant to the terms of five stock subscription agreements dated April 15, 2013, we will issue an aggregate of 273,750 shares of our common stock, par value $0.001 per share, related to an aggregate payment of $91,250 for consulting services provided by each of Michael J. Bakes, William E. Bowditch, Paul Sood, and Ric Zarzycki and as partial payment of temporarily deferred compensation by Daniel G. Moro, the Company’s Vice President – Polymer Drug Delivery (the “April 2013 Offering”).  Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” herein for additional information of the April 2013 Offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K, referred to as our 2012 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 29, 2013, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through 2013 and beyond.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2012 Form 10-K under “Risks Associated with our Business”.

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

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched domestically in September 2008 and internationally in July 2012, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, surgical, acute and chronic wounds.

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

Recent Developments

Common Stock Transactions

Pursuant to the terms of five stock subscription agreements dated April 15, 2013, we will issue an aggregate of 273,750 shares of our common stock, par value $0.001 per share, related to an aggregate payment of $91,250 for consulting services provided by each of Michael J. Bakes, William E. Bowditch, Paul Sood, and Ric Zarzycki and as partial payment of temporarily deferred compensation by Daniel G. Moro, the Company’s Vice President – Polymer Drug Delivery (the “April 2013 Offering”).  Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” herein for additional information of the April 2013 Offering.

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

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over approximately twelve months.  The first two closings have occurred, with 1,000,000 Shares being purchased for $400,000 on January 3, 2013 and 1,250,000 Shares being purchased for $500,000 on May 7, 2013.  Subsequent closings of 1,500,000 Shares for $600,000 and 1,250,000 Shares for $500,000 are scheduled on September 3, 2013 and January 3, 2014, respectively.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  The Warrants have vested with respect to 1,350,000 shares of Common Stock and, provided that IPMD complies with its obligation to purchase additional shares of Common Stock at the two subsequent closings, will vest with respect to 900,000 shares of Common Stock on September 3, 2013 and 750,000 shares of Common Stock on January 3, 2014, assuming each of the closings scheduled on such date occurs.  In the SPA, we also agreed to appoint up to two directors nominated by IPMD to serve on our Board of Directors.

Board of Director Appointments

On January 17, 2013, the Board of Directors of ULURU Inc. appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne are the designees of IPMD to serve on the Company’s Board of Directors pursuant to covenants in the SPA with IPMD, dated December 21, 2012.

Operating Lease

In February 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment requires a minimum monthly lease obligation of $9,128, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time will increase to $9,314, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If we so elect, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,751, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.

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

Comparison of the three months ended March 31, 2013 and 2012

Total Revenues

Revenues were approximately $102,000 for the three months ended March 31, 2013, as compared to revenues of approximately $60,000 for the three months ended March 31, 2012, and were comprised of licensing fees of approximately $11,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of approximately $91,000 for Altrazeal®.

The first quarter 2013 revenues represent an overall increase of approximately $42,000 versus the comparative first quarter 2012 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $55,000 in Altrazeal® product sales and an increase of $3,000 in Altrazeal® licensing fees.  These revenue increases were partially offset by a decrease of $16,000 in royalties related to the domestic sale of Aphthasol®.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 was approximately $41,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended March 31, 2012 was approximately $17,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $165,000 for the three months ended March 31, 2013, including $1,000 in share-based compensation, compared to approximately $193,000 for the three months ended March 31, 2012, which included $8,000 in share-based compensation.  The decrease of approximately $28,000 in research and development expenses was primarily due to, in approximate numbers, a $61,000 decrease in scientific compensation related to share-based compensation and a lower head count, a decrease of $20,000 in clinical study costs, and a $6,000 decrease in regulatory costs.  These expense decreases were partially offset by an increase of $59,000 in direct research costs related to Altrazeal®.

The direct research and development expenses for the three months ended March 31, 2013 and 2012 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2013	2012
Wound care & nanoparticle	$70,000	$9,000
OraDisc™	3,000	4,000
Aphthasol® & other technologies	---	1,000
Total	$73,000	$14,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $261,000 for the three months ended March 31, 2013, including $9,000 in share-based compensation, compared to approximately $476,000 for the three months ended March 31, 2012, which included $17,000 in share-based compensation.

The decrease of approximately $216,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a $111,000 decrease in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a $28,000 decrease in bad debt expenses, a $21,000 decrease in insurance costs, a $21,000 decrease in investor relations consulting, a $19,000 decrease in consulting costs related to XBRL reporting, a $9,000 decrease in accounting fees associated with our annual audit, a $8,000 decrease in legal costs related to our patents, a $6,000 decrease in compensation costs due to reduced share-based compensation, a $4,000 decrease in fees associated with listing exchange fees, a $4,000 decrease in occupancy costs, a $4,000 decrease due to reduced corporate travel, a $2,000 decrease in costs for director fees, and a $2,000 decrease in operating costs.  These expense decreases were partially offset by, in approximate numbers, a $15,000 increase in legal fees related to a licensing agreement dispute, and an $8,000 increase in consulting fees related to licensing agreement procurement.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $117,000 for the three months ended March 31, 2013 as compared to approximately $118,000 for the three months ended March 31, 2012.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended March 31, 2013 and 2012, respectively.

Depreciation

Depreciation expense totaled approximately $65,000 for the three months ended March 31, 2013 as compared to approximately $75,000 for the three months ended March 31, 2012.  The decrease of approximately $10,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $22,000 for the three months ended March 31, 2013 as compared to approximately $2,000 for the three months ended March 31, 2012.  The increase of approximately $20,000 is attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $132,000 for the three months ended March 31, 2013 as compared to approximately $25,000 for the three months ended March 31, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase of approximately $107,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2013 our cash and cash equivalents were approximately $6,000 which is a decrease of approximately $16,000 as compared to our cash and cash equivalents at December 31, 2012 of approximately $22,000.  Our working capital (current assets less current liabilities) was approximately $(2,507,000) at March 31, 2013 as compared to our working capital at December 31, 2012 of approximately $(2,774,000).

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2013	2012
Operating activities	$(497,000)	$(313,000)
Investing activities	---	220,000
Financing activities	481,000	305,000
Net Increase (Decrease) in cash and cash equivalents	$(16,000)	$212,000

Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities was approximately $497,000.  The principal components of net cash used for the three months ended March 31, 2013 were, in approximate numbers, our net loss of $656,000, a decrease of $437,000 in accounts payable due to timing of vendor payments, a decrease in deferred revenues of $11,000 due to amortization of revenues, and the cancellation of a warrant issued for service for $49,000.  Our net loss for the three months ended March 31, 2013 included substantial non-cash charges of approximately $294,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and interest due on convertible notes settled with common stock.  The aforementioned net cash used for the three months ended March 31, 2012 was partially offset by, in approximate numbers, a decrease in notes receivable of $241,000 due to remittance of an Investor Note by Inter-Mountain, a decrease in prepaid expenses of $59,000 due to amortization of expenses, a decrease in receivables of $27,000 due to collection activities, a decrease in inventory of $21,000 related to product sales, an increase in accrued interest of $7,000 related to our convertible debt, and an increase in accrued liabilities of $7,000.

For the three months ended March 31, 2012, net cash used in operating activities was approximately $313,000.  The principal components of net cash used for the three months ended March 31, 2012 were, in approximate numbers, our net loss of $843,000, an increase of $31,000 in prepaid expenses, a decrease of $13,000 in accounts payable due to timing of vendor payments, and a decrease in accrued expenses of $61,000.  Our net loss for the three months ended March 31, 2012 included substantial non-cash charges of approximately $352,000 in the form of share-based compensation, amortization of patents, depreciation, debt discount, and common stock issued for services.  The aforementioned net cash used for the three months ended March 31, 2012 was partially offset by, in approximate numbers, an increase in deferred revenue of $217,000, a decrease in receivables of $36,000 due to collection activities, a decrease in inventory of $23,000, and an increase in accrued interest of $7,000 related to our convertible debt,

Investing Activities

There were no investing activities for the three months ended March 31, 2013.

Net cash provided by investing activities for the three months ended March 31, 2012 was $220,000 and relates to the fourth and final payment from the divestiture of our Zindaclin® intangible asset.

Financing Activities

Net cash provided by financing activities for the three month ended March 31, 2013 was approximately $481,000 and was comprised of approximately $395,000 from the sale of common stock and warrants pursuant to the January 2013 Offering and approximately $86,000 from the sale of common stock and warrants pursuant to the March 2013 Offering.

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $305,000 and was comprised of approximately $276,000 from the net proceeds of our sale of preferred stock in January 2012 and approximately $29,000 from a decrease in the estimate of offering costs associated with the sale of preferred stock in 2011.

Liquidity

As of April 30, 2013, we had cash and cash equivalents of approximately $16,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2013 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

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

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$237,670	$118,463	$119,207	$	---	$	---
Separation agreement	199,986	199,986	---		---		---
Convertible notes	2,058,802	1,183,235	875,567		---		---
Total contractual cash obligations	$2,496,458	$1,501,684	$994,774	$	---	$	---

Capital Expenditures

Our expenditures for property, equipment, and leasehold improved were nil for the three months ended March 31, 2013 and 2012, respectively.  At this time, we believe that our capital expenditures for the remainder of 2013 will be approximately $60,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “will”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through 2013 and beyond, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  The Company has included important factors in the cautionary statements included in its 2012 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2013 and December 31, 2012 our cash and cash equivalents totaled $5,913 and $21,549, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2013 and at December 31, 2012.  As of March 31, 2013, two customers exceeded the 5% threshold, with 75% and 16%, respectively.  Two customers exceeded the 5% threshold at December 31, 2012, with 77% and 13%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Currently, a portion of our revenue and all of our expenses are denominated in U.S. dollars, although we are recently experiencing an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

ITEM 1A.	Risk Factors.

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our common stock is found in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on March 29, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a description of unregistered sales of equity securities during the quarter ended March 31, 2013, to the extent not previously reported on a Current Report on Form 8-K.

Pursuant to the terms of five stock subscription agreements dated April 15, 2013, we will issue an aggregate of 273,750 shares of our common stock, par value $0.001 per share (the “April Shares”), related to an aggregate payment of $91,250 for consulting services provided by each of Michael J. Bakes, William E. Bowditch, Paul Sood, and Ric Zarzycki and as partial payment of temporarily deferred compensation by Daniel G. Moro, the Company’s Vice President – Polymer Drug Delivery (collectively, the “Investors”)(the “April 2013 Offering”).

On April 15, 2013, pursuant to the terms of a stock subscription agreement, we issued 84,750 shares of our common stock to Michael J. Bakes in full and final payment for $28,250 of consulting services provided to the Company.

On April 15, 2013, pursuant to the terms of a stock subscription agreement, we issued 30,000 shares of our common stock to William E. Bowditch in full and final payment for $10,000 of consulting services provided to the Company.

On April 15, 2013, pursuant to the terms of a stock subscription agreement, we issued 60,000 shares of our common stock to Daniel G. Moro, the Company’s Vice President – Polymer Drug Delivery, in partial payment for $20,000 of temporarily deferred compensation from 2012 and 2011.

Pursuant to the terms of a stock subscription agreement, on June 15, 2013, we will issue 90,000 shares of our common stock to Ric Zarzycki in full and final payment for $30,000 of consulting services provided to the Company.

Pursuant to the terms of a stock subscription agreement, on July 15, 2013 we will issue 9,000 shares of our common stock to Paul Sood in full and final payment for $3,000 of consulting services provided to the Company.

The April Shares are being issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act, based upon the following: (a) each of the investors confirmed that he had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to the Company; (d) the investors acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) restrictive legends will be placed on the April Shares; and (f) the Company filed a Form D with respect to the April 2013 Offering.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
4.14		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (1)
4.15		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (1)
10.1		Form of Indemnification Agreement for directors. (2)
10.2		Amendment to Lease Agreement dated February 22, 2013 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3		Securities Purchase Agreement dated March 14, 2013 by and ULURU Inc. and the purchasers’ party thereto. (1)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
	(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2013.
	(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2013.
	(3)	Incorporated by reference to the Company’s Form 10-K filed on March 29, 2013.
	*	Filed herewith.
**
Filed herewith.  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

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

ULURU Inc.

Date: May 15, 2013	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)