Form 10-Q
period 2013-06-30
ULURU INC.
filed 2013-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2013

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

As of August 14, 2013, there were 15,509,583 shares of the registrant’s Common Stock, $0.001 par value per share, and 65 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$84,361	$21,549
Accounts receivable, net	16,779	111,898
Notes receivable and accrued interest, current portion	397,806	260,444
Inventory	503,158	527,643
Prepaid expenses and deferred charges	77,661	194,448
Total Current Assets	1,079,765	1,115,982

Property, Equipment and Leasehold Improvements, net	718,377	845,535

Other Assets
Intangible assets, net	3,910,363	4,145,985
Notes receivable and accrued interest, net of current portion	541,000	1,041,776
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	123,313	160,770
Deposits	18,069	18,069
Total Other Assets	4,592,745	5,366,600

TOTAL ASSETS	$6,390,887	$7,328,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,808,273	$2,340,782
Accrued liabilities	319,931	372,965
Accrued interest	55,843	41,141
Convertible notes payable, net of unamortized debt discount, current portion	1,161,561	1,089,619
Deferred revenue, current portion	45,227	45,227
Total Current Liabilities	3,390,835	3,889,734

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	341,006	751,543
Deferred revenue, net of current portion	813,126	835,553
Total Long Term Liabilities	1,154,132	1,587,096

TOTAL LIABILITIES	4,544,967	5,476,830

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; 65 and 65 shares issued and outstanding, aggregate liquidation value of $726,017 and $701,843, at June 30, 2013 and December 31, 2012, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
14,457,656 and 10,074,448 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	14,458	10,075
Additional paid-in capital	52,837,938	51,336,931
Promissory notes receivable and accrued interest for common stock issuance	(992,494)	(985,287)
Accumulated (deficit)	(50,013,982)	(48,510,432)
TOTAL STOCKHOLDERS’ EQUITY	1,845,920	1,851,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,390,887	$7,328,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
License fees	$11,274	$9,804	$22,427	$17,763
Royalty income	---	17,101	---	33,285
Product sales, net	17,610	29,306	108,501	65,168
Total Revenues	28,884	56,211	130,928	116,216

Costs and Expenses
Cost of goods sold	3,102	5,595	43,991	22,329
Research and development	211,183	171,252	376,468	364,211
Selling, general and administrative	351,726	513,769	612,416	990,069
Amortization of intangible assets	118,461	118,461	235,622	236,924
Depreciation	60,460	75,212	125,848	150,473
Total Costs and Expenses	744,932	884,289	1,394,345	1,764,006
Operating (Loss)	(716,048)	(828,078)	(1,263,417)	(1,647,790)

Other Income (Expense)
Interest and miscellaneous income	18,011	1,371	40,476	3,025
Interest expense	(128,375)	(31,439)	(260,061)	(56,790)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Gain on sale of equipment	3,627	---	3,627	---
(Loss) Before Income Taxes	(822,785)	(858,146)	(1,479,375)	(1,701,555)

Income taxes	---	---	---	---
Net (Loss)	$(822,785)	$(858,146)	$(1,479,375)	$(1,701,555)

Less preferred stock dividends	(12,154)	(12,154)	(24,175)	(22,880)
Net (Loss) Allocable to Common Stockholders	$(834,939)	$(870,300)	$(1,503,550)	$(1,724,435)

Basic and diluted net (loss) per common share	$(0.06)	$(0.11)	$(0.12)	$(0.21)

Weighted average number of common shares outstanding	13,670,628	8,086,398	12,669,437	8,024,409

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013		2012
OPERATING ACTIVITIES :
Net loss		$(1,479,375)		$(1,701,555)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		235,622		236,924
Depreciation		125,848		150,473
Share-based compensation for stock and options issued to employees		6,218		15,516
Share-based compensation for options issued to non-employees		25,538		15,211
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible note		89,461		8,063
Amortization of deferred financing costs		37,457		835
Cancellation of warrants issued for services		(48,776)		---
Common stock issued for services		71,250		130,000
Common stock issued for wages		20,000		---
Common stock issued for interest due on convertible note		71,942		---
Gain on sale of equipment		(3,627)		---

Change in operating assets and liabilities:
Accounts receivable		95,119		15,535
Other receivable		---		26,410
Inventory		24,485		35,400
Prepaid expenses and deferred charges		116,787		122,988
Notes receivable and accrued interest		363,414		(1,332)
Accounts payable		(532,509)		206,860
Accrued liabilities		(53,034)		(57,963)
Accrued interest		14,702		15,106
Deferred revenue		(22,427)		207,237
Total		637,470		1,127,263

Net Cash Used in Operating Activities		(841,905)		(574,292)

INVESTING ACTIVITIES :
Purchase of equipment		---		(64,349)
Proceeds from sale of equipment		4,937		---
Proceeds from sale of intangible asset		---		220,000
Net Cash Provided by Investing Activities		4,937		155,651

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		981,446		---
Proceeds from sale of preferred stock, net		---		275,761
Proceeds from issuance of convertible notes and warrants, net		---		474,000
Repayment of principle due on convertible note		(81,666)		---
Offering cost adjustment – preferred stock sale in 2011		---		28,927
Net Cash Provided by Financing Activities		899,780		778,688

Net Increase in Cash		62,812		360,047

Cash, beginning of period		21,549		46,620
Cash, end of period		$84,361		$406,667

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$2,090		$2,219

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$	---		$245,818
Issuance of common stock for principle due on convertible note		$346,389	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and the results of its operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 have been made.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013.

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

There are no other new accounting pronouncements adopted or enacted during the six months ended June 30, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from five licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2013	%	2012	%	2013	%	2012	%
Domestic	$17,610	61%	$46,407	83%	$37,397	71%	$98,453	85%
International	11,274	39%	9,804	17%	93,531	29%	17,763	15%
Total	$28,884	100%	$56,211	100%	$130,928	100%	$116,216	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2013	2012	2013	2012
Customer A	Altrazeal®	---	---	57%	---
Customer B	Aphthasol®	---	30%	---	29%
Customer C	Altrazeal®	29%	*	*	*
Total		29%	30%	57%	29%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	NOTES RECEIVABLE

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

As of June 30, 2013, we had $938,806 in notes receivable which is comprised of $875,000 for four Investor Notes and $63,806 for accrued interest thereon.

Please refer to Note 11 for a more detailed description of the June 2012 Note transaction.

NOTE 6.	INVENTORY

As of June 30, 2013, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at June 30, 2013 and December 31, 2012:

Inventory	June 30, 2013	December 31, 2012
Finished goods	$112,984	$303,779
Work-in-progress	357,104	190,794
Raw materials	33,070	33,070
Total	$503,158	$527,643

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2013 and December 31, 2012:

Property, equipment and leasehold improvements	June 30, 2013	December 31, 2012
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,542,635	1,547,572
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,207,832	2,212,769
Less: accumulated depreciation and amortization	(1,489,455)	(1,367,234)
Property, equipment and leasehold improvements, net	$718,377	$845,535

Depreciation expense on property, equipment and leasehold improvements was $60,460 and $75,212 for the three months ended June 30, 2013 and 2012, respectively, and was $125,848 and $150,473 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2013 and December 31, 2012:

Intangible assets	June 30, 2013	December 31, 2012
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,715,575)	(5,479,953)
Intangible assets, net	$3,910,363	$4,145,985

Amortization expense for intangible assets was $118,461 and $118,461 for the three months ended June 30, 2013 and 2012, respectively, and was $235,622 and $236,924 for the six months ended June 30, 2013 and 2012, respectively.

The future aggregate amortization expense for intangible assets, remaining as of June 30, 2013, is as follows:
Calendar Years	Future Amortization Expense
2013 (Six months)	$239,526
2014	475,148
2015	475,148
2016	476,450
2017	475,148
2018 & Beyond	1,768,943
Total	$3,910,363

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

For the three and six months ended June 30, 2013, the financial statements of Altrazeal Trading Ltd. were unavailable and our share of any gains or losses of Altrazeal Trading Ltd. for such periods have not been recorded in our financial statements.  The financial activity of Altrazeal Trading Ltd. for the three months and six months ended June 30, 2013 would not have a material impact on our financial statements.

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

As of June 30, 2013, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three and six months ended June 30, 2013.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2013 and December 31, 2012:

Accrued Liabilities	June 30, 2013	December 31, 2012
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	213,327	213,005
Accrued insurance payable	---	52,629
Product rebates/returns	27	81
Other	278	951
Total accrued liabilities	$319,931	$372,965

NOTE 11.	CONVERTIBLE DEBT

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

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $12,501 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum will accrue on the deferred interest payment of $12,501 until the relevant payment date.

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

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $14,001 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum will accrue on the deferred interest payment of $14,001 until the relevant payment date.

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

Information relating to our convertible notes payable is as follows:
					As of June 30, 2013
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$3,776	$136,224
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	8,048	116,952
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	1,538,235	288,844	1,249,391
Total	$2,475,000				$1,803,235	$300,668	$1,502,567

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

The amount of interest cost recognized from our convertible notes outstanding was $41,417 and $8,571 for the three months ended June 30, 2013 and 2012, respectively, and was $86,645 and $15,106 for the six months ended June 30, 2013 and 2012, respectively.

The future minimum payments relating to our convertible notes payable, as of June 30, 2013, are as follows:

	Payments Due By Period
Transaction	Total	2013 (Six Months)		2014	2015		2016		2017
June 2011 Note	$140,000	$	---	$140,000	$	---	$	---	$	---
July 2011 Note	125,000		---	125,000		---		---		---
June 2012 Note	1,538,235		661,563	876,672		---		---		---
Total	$1,803,235		$661,563	$1,141,672	$	---	$	---	$	---

NOTE 12.	EQUITY TRANSACTIONS

Common Stock Transactions

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our common stock.  On July 15, 2013, we received the second funding tranche of $110,000 for the purchase of 275,000 shares of our common stock.

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

Common Stock

As of June 30, 2013, we had 14,457,656 shares of common stock issued and outstanding.  We issued 2,239,334 shares of common stock for the three months ended June 30, 2013 comprised of 213,750 shares of common stock issued for consulting services, 60,000 shares of common stock issued for partial repayment of temporarily deferred compensation, 1,250,000 shares of common stock issued to IPMD pursuant to the January 2013 Offering, and 715,584 shares of common stock issued for installment payments due on the June 2012 Note with Inter-Mountain.

Preferred Stock

As of June 30, 2013, we had 65 shares of Series A preferred stock issued and outstanding.  For the three months ended June 30, 2013, we did not issue any shares of Series A preferred stock to Ironridge Global pursuant to our agreement related to the purchase of the Series A preferred stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of June 30, 2013 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2012	2,041,165	$0.98
Warrants issued	4,052,857	$0.58
Warrants exercised	---	---
Warrants cancelled	(250,000)	$0.35
Balance as of June 30, 2013 (1)	5,844,022	$0.73

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

For the six months ended June 30, 2013, we issued warrants to purchase up to an aggregate of 4,052,857 shares of our common stock which consisted of (i) a warrant issued to IPMD pursuant to the January 2013 Offering to purchase up to an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) a warrant issued to Kerry P. Gray pursuant to the March 2013 Offering to purchase up to an aggregate of 600,000 shares of our common stock at an exercise price of $0.60 per share, (iii) a warrant issued to Terrance K. Wallberg pursuant to the March 2013 Offering to purchase up to an aggregate of 60,000 shares of our common stock at an exercise price of $0.60 per share, (iv) a warrant issued to Inter-Mountain to purchase up to an aggregate of 392,857 shares of our common stock at an exercise price of $0.35 per share.  Also occurring during the six months ended June 30, 2013 was the cancellation of a warrant issued to NUWA Group LLC to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share.

Of the warrant shares subject to exercise as of June 30, 2013, expiration of the right to exercise is as follows:
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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Warrants to purchase common stock (1)	5,844,022	2,041,165
Stock options to purchase common stock	1,123,241	158,409
Unvested restricted common stock	---	300
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	4,394,958	5,617,974
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	347,311	368,637
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)	1,037,167	1,002,634
Total	12,746,699	9,189,119

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

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be June 30, 2013.

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012 (3)
Incentive Stock Options (1)
Quantity	---	---	232,500	---
Weighted average fair value per share	---	---	$0.24	---
Fair value	---	---	$56,112	---

Nonstatutory Stock Options (2)
Quantity	---	---	735,000	---
Weighted average fair value per share	---	---	$0.24	---
Fair value	---	---	$177,388	---

(1)	The Company did not award any incentive stock options for the three months ended June 30, 2013 and 2012, respectively.
(2)	The Company did not award any nonstatutory stock options for the three months ended June 30, 2013 and 2012, respectively.
(3)	The Company did not award any shared-based compensation for the six months ended June 30, 2012.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions:
	Six Months Ended June 30,
	2013	2012
Incentive Stock Options
Expected volatility (1)	103.55%	---
Risk-free interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	103.55%	---
Risk-free interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Research and development	$5,365	$	---	$6,013	$6,280
Selling, general and administrative	16,419		3,322	24,752	18,993
Total share-based compensation expense	$21,784		$3,322	$30,765	$25,273

At June 30, 2013, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $202,617.  The period over which the unearned share-based compensation is expected to be recognized is approximately thirty months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of June 30, 2013 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	158,409	$12.32
Granted	967,500	0.33
Forfeited/cancelled	(2,668)	1.80
Exercised	---	---
Outstanding as of June 30, 2013	1,123,241	$2.02

The following table presents the stock option grants outstanding and exercisable as of June 30, 2013:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
967,500	$0.33	9.7	122,500	$0.33
86,668	2.45	5.7	73,335	2.43
30,002	14.40	3.8	30,002	14.40
39,071	33.35	4.3	39,071	33.35
1,123,241	$2.02	9.1	264,908	$7.37

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

The following table summarizes share-based compensation related to restricted stock awards for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
Research and development	$	---	$1,611	$444	$3,205
Selling, general and administrative		---	1,131	547	2,249
Total share-based compensation expense	$	---	$2,742	$991	$5,454

At June 30, 2013, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of June 30, 2013 and the changes therein during the six months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	300		$34.59
Shares granted	---		---
Shares forfeited/cancelled	---		---
Shares exercised/issued	(300)		34.59
Outstanding as of June 30, 2013	---	$	---

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Equity Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, June 14, 2012, and on June 13, 2013, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of common stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, 400,000 shares, and 600,000 shares, respectively, to a total of 1,800,000 shares.

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

As of June 30, 2013, we had granted options to purchase 1,376,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,123,241 were outstanding at a weighted average exercise price of $2.02 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of June 30, 2013, there were 607,313 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at June 30, 2013 and December 31, 2012.

Description	June 30, 2013	December 31, 2012
Assets:
Notes receivable and accrued interest	$938,806	$1,302,220

Liabilities:
Convertible note – June 2011	$136,224	$134,154
Convertible note – July 2011	$116,952	$113,084
Convertible note – June 2012	$1,249,391	$1,593,924

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which is inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which is inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment requires a minimum monthly lease obligation of $9,128, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time, will increase to $9,314, which is inclusive of monthly operating expenses.  The Lease Amendment includes an option whereby we may convert the term of our lease renewal from a two year term to a five year term by providing written notice on or before October 1, 2013.  If so elected, the minimum monthly lease obligation for the remainder of the first year shall be reduced to $8,751, which is inclusive of monthly operating expenses, effective on the first day of the month following our election and the minimum monthly lease obligation shall increase annually every April 1st thereafter by $186 per month until March 31, 2018.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of June 30, 2013:

Calendar Years	Future Lease Expense
2013 (Six months)	$59,232
2014	120,136
2015	28,686
2016	---
2017	---
Total	$208,054

Rent expense for our operating leases amounted to $30,014 and $32,991 for the three months ended June 30, 2013 and 2012, respectively, and $55,042 and $64,960 for the six months ended June 30, 2013 and 2012, respectively.

Employment Agreements

As of June 30, 2013, we are party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, and Daniel G. Moro, Vice President – Polymer Drug Delivery.  The employment agreements with Messrs. Wallberg and Moro each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of June 30, 2013, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options exercisable by Mr. Gray having expired as of March 1, 2012; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

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

For the six months ended June 30, 2013 and 2012, respectively, the Company had product sales, in approximate numbers, of $71,000 and nil with Altrazeal Trading Ltd., which represented 54% and 0% of our total revenues.  As of June 30, 2013 and December 31, 2012, respectively, Altrazeal Trading Ltd had an outstanding accounts receivable, in approximate numbers, of $25,000 and $101,000, which represented 47% and 77% of our total outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of June 30, 2013, the following table summarizes the compensation temporarily deferred since 2011:

Name	2013	2012	2011	Total
Kerry P. Gray (1)	$24,000	$220,673	$140,313	$384,986
Terrance K. Wallberg	6,633	$24,230	$36,539	$67,402
Key executives	(20,000)	$27,253	$20,986	$28,239
Total	$10,633	$272,156	$197,838	$480,627

(1)
During 2013, Mr. Gray temporarily deferred compensation of $11,500 earned pursuant to a Separation Agreement and $105,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  Mr. Gray was also repaid $92,500 of temporarily deferred compensation, of which $80,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

The Company’s obligation for temporarily deferred compensation was $480,627, of which $322,500 was included in accounts payable and $158,127 was included in accrued liabilities, and $469,994 of which $310,000 was included in accounts payable and $159,994 was included in accrued liabilities, as of June 30, 2013 and December 31, 2012, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2013, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement of the June 2011 Note and the July 2011 Note for the purpose of deferring the annual payment of interest due on July 1, 2013 of $14,001 and $12,501, respectively, until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note and the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum will accrue on the deferred interest payments of $14,001 and $12,501, respectively, until the relevant payment date

Pursuant to the terms of a stock subscription agreement dated July 3, 2013, we issued 150,000 shares of our common stock, par value $0.001 per share, related to a payment of $87,000 for consulting services provided by Carmel Advisors, LLC.  Refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” herein for additional information.

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

Recent Developments

Convertible Debt

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement of the June 2011 Note and the July 2011 Note for the purpose of deferring the annual payment of interest due on July 1, 2013 of $14,001 and $12,501, respectively, until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note and the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum will accrue on the deferred interest payments of $14,001 and $12,501, respectively, until the relevant payment date

Common Stock Transactions

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our common stock.  On July 15, 2013, we received the second funding tranche of $110,000 for the purchase of 275,000 shares of our common stock.

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

RESULTS OF OPERATIONS

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, and the progress and timing of expenditures related to our development, commercialization, and sale efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results may not be a good indication of our future performance.

Comparison of the three months ended June 30, 2013 and 2012

Total Revenues

Revenues were approximately $29,000 for the three months ended June 30, 2013, as compared to revenues of approximately $56,000 for the three months ended June 30, 2012, and were comprised of licensing fees of approximately $11,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of approximately $18,000 for Altrazeal®.

The second quarter 2013 revenues represent an overall decrease of approximately $27,000 versus the comparative second quarter 2012 revenues.  The decrease in revenues is primarily attributable to, in approximate numbers, a decrease of $12,000 in Altrazeal® product sales and a decrease of $17,000 in royalties related to the domestic sale of Aphthasol®.  These revenue decreases were partially offset by an increase of $2,000 in Altrazeal® licensing.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 was approximately $3,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended June 30, 2012 was approximately $6,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $211,000 for the three months ended June 30, 2013, including $5,000 in share-based compensation, compared to approximately $171,000 for the three months ended June 30, 2012, which included $2,000 in share-based compensation.  The increase of approximately $40,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $78,000 in direct research costs related to Altrazeal®, an increase of $4,000 in regulatory costs, and an increase of $3,000 in operating costs.  These expense increases were partially offset by a decrease of $45,000 in scientific compensation related primarily to a lower head count.

The direct research and development expenses for the three months ended June 30, 2013 and 2012 were, in approximate numbers, as follows:

	Three Months Ended June 30,
Technology	2013	2012
Wound care & nanoparticle	$84,000	$6,000
OraDisc™	4,000	4,000
Aphthasol® & other technologies	1,000	1,000
Total	$89,000	$11,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $352,000 for the three months ended June 30, 2013, including $17,000 in share-based compensation, compared to approximately $514,000 for the three months ended June 30, 2012, which included $4,000 in share-based compensation.

The decrease of approximately $162,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $103,000 in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a decrease of $67,000 in investor relations consulting, a decrease of $21,000 in insurance costs, a decrease of $7,000 in costs associated with our annual meeting of stockholders, and a decrease of $5,000 in legal costs.  These expense decreases were partially offset by, in approximate numbers, an increase of $21,000 in bad debt costs, an increase of $11,000 in director fees, and an increase of $9,000 in consulting costs related to XBRL reporting.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $118,000 for the three months ended June 30, 2013 as compared to approximately $118,000 for the three months ended June 30, 2012.  The expense for each period consists of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended June 30, 2013 and 2012, respectively.

Depreciation

Depreciation expense totaled approximately $60,000 for the three months ended June 30, 2013 as compared to approximately $75,000 for the three months ended June 30, 2012.  The decrease of approximately $15,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $18,000 for the three months ended June 30, 2013 as compared to approximately $1,000 for the three months ended June 30, 2012.  The increase of approximately $17,000 is attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $128,000 for the three months ended June 30, 2013 as compared to approximately $31,000 for the three months ended June 30, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase of approximately $97,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

Comparison of the six months ended June 30, 2013 and 2012

Total Revenues

Revenues were approximately $131,000 for the six months ended June 30, 2013, as compared to revenues of approximately $116,000 for the six months ended June 30, 2012, and were comprised of licensing fees of approximately $22,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of approximately $109,000 for Altrazeal®.

The six months ended June 30, 2013 revenues represent an overall increase of approximately $15,000 versus the comparative six months ended June 30, 2012 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $43,000 in Altrazeal® product sales and an increase of $5,000 in Altrazeal® licensing fees.  These revenue increases were partially offset by a decrease of $33,000 in royalties related to the domestic sale of Aphthasol®.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2013 was approximately $44,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the six months ended June 30, 2012 was approximately $22,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $376,000 for the six months ended June 30, 2013, including $6,000 in share-based compensation, compared to approximately $364,000 for the six months ended June 30, 2012, which included $9,000 in share-based compensation.  The increase of approximately $12,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $138,000 in direct research costs related to Altrazeal®.  This expense increase was partially offset by a decrease of $106,000 in scientific compensation related to share-based compensation and a lower head count, and a decrease of $20,000 in clinical study costs.

The direct research and development expenses for the six months ended June 30, 2013 and 2012 were, in approximate numbers, as follows:

	Six Months Ended June 30,
Technology	2013	2012
Wound care & nanoparticle	$154,000	$15,000
OraDisc™	8,000	8,000
Aphthasol® & other technologies	1,000	2,000
Total	$163,000	$25,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $612,000 for the six months ended June 30, 2013, including $25,000 in share-based compensation, compared to approximately $990,000 for the six months ended June 30, 2012, which included $21,000 in share-based compensation.

The decrease of approximately $378,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $214,000 in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a decrease of $88,000 in investor relations consulting, a decrease of $42,000 in insurance costs, a decrease of $10,000 in consulting costs related to XBRL reporting, a decrease of $9,000 in accounting fees associated with our annual audit, a decrease of $7,000 in costs associated with our annual meeting of stockholders, a decrease of $7,000 in compensation costs, a decrease of $6,000 in bad debt expenses, a decrease of $6,000 in occupancy costs, a decrease of $5,000 in legal costs related to our patents, a decrease of $5,000 in fees associated with listing exchange fees, a decrease of $5,000 due to reduced corporate travel, and a decrease of $2,000 in operating costs.  These expense decreases were partially offset by, in approximate numbers, an increase of $10,000 in legal fees related to a licensing agreement dispute, an increase of $10,000 in costs for director fees, and an increase of $8,000 in consulting fees related to licensing agreement procurement.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $236,000 for the six months ended June 30, 2013 as compared to approximately $237,000 for the six months ended June 30, 2012.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the six months ended June 30, 2013 and 2012, respectively.

Depreciation

Depreciation expense totaled approximately $126,000 for the six months ended June 30, 2013 as compared to approximately $150,000 for the six months ended June 30, 2012.  The decrease of approximately $24,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $40,000 for the six months ended June 30, 2013 as compared to approximately $3,000 for the six months ended June 30, 2012.  The increase of approximately $37,000 is attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $260,000 for the six months ended June 30, 2013 as compared to approximately $57,000 for the six months ended June 30, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase of approximately $203,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2013 our cash and cash equivalents were approximately $84,000 which is an increase of approximately $62,000 as compared to our cash and cash equivalents at December 31, 2012 of approximately $22,000.  Our working capital (current assets less current liabilities) was approximately $(2,311,000) at June 30, 2013 as compared to our working capital at December 31, 2012 of approximately $(2,774,000).

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2013	2012
Operating activities	$(842,000)	$(574,000)
Investing activities	5,000	155,000
Financing activities	900,000	779,000
Net Increase in cash and cash equivalents	$63,000	$360,000

Operating Activities

For the six months ended June 30, 2013, net cash used in operating activities was approximately $842,000.  The principal components of net cash used for the six months ended June 30, 2013 were, in approximate numbers, our net loss of $1,479,000, a decrease in accounts payable of $533,000 due to timing of vendor payments, a decrease in accrued liabilities of $53,000 due primarily to the final installment payments on our insurance premium financing, a decrease in deferred revenues of $22,000 due to amortization of revenues, and the cancellation of a warrant issued for service for $49,000.  Our net loss for the six months ended June 30, 2013 included substantial non-cash charges of approximately $680,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, common stock issued for services, and interest due on convertible notes settled with common stock.  The aforementioned net cash used for the six months ended June 30, 2013 was partially offset by, in approximate numbers, a decrease in notes receivable of $363,000 due to remittance of an Investor Note by Inter-Mountain, a decrease in prepaid expenses of $117,000 due to amortization of expenses, a decrease in receivables of $95,000 due to collection activities, a decrease in inventory of $24,000 related to product sales, and an increase in accrued interest of $15,000 related to our convertible debt.

For the six months ended June 30, 2012, net cash used in operating activities was approximately $574,000.  The principal components of net cash used for the six months ended June 30, 2012 were, in approximate numbers, our net operating loss of $1,702,000 and a decrease in accrued liabilities of $58,000 due primarily to the final installment payments on our insurance premium financing.  Our net loss for the six months ended June 30, 2012 included substantial non-cash charges of approximately $558,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and common stock issued for services.  The aforementioned net cash used for the six months ended June 30, 2012 was partially offset by, in approximate numbers, an increase in deferred revenue of $207,000 due primarily to the receipt of licensing milestone payments, an increase in accounts payable of $207,000 due to timing of vendor payments, a decrease in prepaid expenses of $123,000 due primarily to expense amortization, a decrease in receivables of $41,000 due to collection activities, a decrease in inventory of $35,000 due primarily to product sales, and an increase in accrued interest of $15,000 relating to our convertible debt.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was approximately $5,000 and is comprised of the proceeds from the sale of manufacturing equipment.

Net cash provided by investing activities for the six months ended June 30, 2012 was approximately $155,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset and a purchase of manufacturing equipment for approximately $65,000.

Financing Activities

Net cash provided by financing activities for the six month ended June 30, 2013 was approximately $900,000 and was comprised of, in approximate numbers, net proceeds of $895,000 from the sale of common stock and warrants pursuant to the January 2013 Offering, net proceeds of $86,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, and payment of $81,000 for principle payments due on our convertible note with Inter-Mountain.

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $779,000 and was comprised of, in approximate numbers, net proceeds of $276,000 from the sale of our preferred stock in January 2012, net proceeds of $474,000 from the convertible debt transaction in June 2012, and a decrease of $29,000 in the estimate of offering costs associated with the sale of preferred stock in 2011.

Liquidity

As of June 30, 2013, we had cash and cash equivalents of approximately $84,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2013 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2013, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our three convertible note agreements.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$208,054	$119,021	$89,033	$	---	$	---
Separation agreement	162,486	162,486	---		---		---
Convertible notes	1,885,881	1,370,750	515,131		---		---
Total contractual cash obligations	$2,256,421	$1,652,257	$604,164	$	---	$	---

Capital Expenditures

Our expenditures for property, equipment, and leasehold improvements were nil and $64,000 for the six months ended June 30, 2013 and 2012, respectively.  At this time, we believe that our capital expenditures for the remainder of 2013 will be approximately $50,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At June 30, 2013 and December 31, 2012 our cash and cash equivalents totaled $84,361 and $21,549, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2013 and at December 31, 2012.  As of June 30, 2013, three customers exceeded the 5% threshold, with 47%, 32%, and 9%, respectively.  Two customers exceeded the 5% threshold at December 31, 2012, with 77% and 13%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

Set forth below is a description of unregistered sales of equity securities during the quarter ended June 30, 2013, to the extent not previously reported on a Current Report on Form 8-K.

Pursuant to the terms of a stock subscription agreement dated July 3, 2013, we issued 150,000 shares of our common stock, par value $0.001 per share, (the “July Shares”) related to a payment of $87,000 for consulting services provided by Carmel Advisors, LLC.

The July Shares were issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act, based upon the following: (a) the investor confirmed that the investor is an “accredited investor” under Rule 501 of Regulation D and that the investor had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to the Company; (d) the investor acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) restrictive legends will be placed on the July Shares; and (f) the Company filed a Form D with respect to the July Shares.

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

ULURU Inc.

Date: August 14, 2013	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)