Form 10-Q
period 2013-09-30
ULURU INC.
filed 2013-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2013

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

As of November 14, 2013, there were 18,444,893 shares of the registrant’s Common Stock, $0.001 par value per share, and nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$53,001	$21,549
Accounts receivable, net	216,427	111,898
Notes receivable and accrued interest, current portion	488,043	260,444
Inventory	487,984	527,643
Prepaid expenses and deferred charges	130,996	194,448
Total Current Assets	1,376,451	1,115,982

Property, Equipment and Leasehold Improvements, net	690,718	845,535

Other Assets
Intangible assets, net	3,790,600	4,145,985
Notes receivable and accrued interest, net of current portion	275,611	1,041,776
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	104,929	160,770
Deposits	18,069	18,069
Total Other Assets	4,189,209	5,366,600

TOTAL ASSETS	$6,256,378	$7,328,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,703,381	$2,340,782
Accrued liabilities	343,327	372,965
Accrued interest	33,983	41,141
Convertible notes payable, net of unamortized debt discount, current portion	1,281,445	1,089,619
Deferred revenue, current portion	58,959	45,227
Total Current Liabilities	3,421,095	3,889,734

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	45,688	751,543
Deferred revenue, net of current portion	912,994	835,553
Total Long Term Liabilities	958,682	1,587,096

TOTAL LIABILITIES	4,379,777	5,476,830

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; nil and 65 shares issued and outstanding, aggregate liquidation value of nil and $701,843, at September 30, 2013 and December 31, 2012, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
16,693,883 and 10,074,448 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16,694	10,075
Additional paid-in capital	52,623,219	51,336,931
Promissory notes receivable and accrued interest for common stock issuance	---	(985,287)
Accumulated (deficit)	(50,763,312)	(48,510,432)
TOTAL STOCKHOLDERS’ EQUITY	1,876,601	1,851,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,256,378	$7,328,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
License fees	$11,400	$11,400	$33,827	$29,163
Royalty income	10,276	16,633	10,276	49,918
Product sales, net	88,904	60,889	197,405	126,057
Total Revenues	110,580	88,922	241,508	205,138

Costs and Expenses
Cost of goods sold	60,245	113,415	104,236	135,745
Research and development	201,244	152,985	577,712	517,196
Selling, general and administrative	302,093	375,767	914,509	1,365,836
Amortization of intangible assets	119,763	119,763	355,385	356,687
Depreciation	59,688	75,219	185,536	225,691
Total Costs and Expenses	743,033	837,149	2,137,378	2,601,155
Operating (Loss)	(632,453)	(748,227)	(1,895,870)	(2,396,017)

Other Income (Expense)
Interest and miscellaneous income	15,088	30,720	55,564	33,745
Interest expense	(125,904)	(134,218)	(385,965)	(191,008)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Gain on sale of equipment	---	---	3,627	---
(Loss) Before Income Taxes	(743,269)	(851,725)	(2,222,644)	(2,553,280)

Income taxes	---	---	---	---
Net (Loss)	$(743,269)	$(851,725)	$(2,222,644)	$(2,553,280)

Less preferred stock dividends	(6,061)	(12,288)	(30,236)	(35,168)
Net (Loss) Allocable to Common Stockholders	$(749,330)	$(864,013)	$(2,252,880)	$(2,588,448)

Basic and diluted net (loss) per common share	$(0.05)	$(0.10)	$(0.16)	$(0.32)

Weighted average number of common shares outstanding	15,659,822	8,267,755	13,677,186	8,106,117

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013		2012
OPERATING ACTIVITIES :
Net loss		$(2,222,644)	$(2,553,280)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		355,385	356,687
Depreciation		185,536	225,691
Share-based compensation for stock and options issued to employees		10,933	16,494
Share-based compensation for options issued to non-employees		45,910	21,745
Equity in earnings (loss) of unconsolidated subsidiary		---	---
Amortization of debt discount on convertible note		134,052	53,029
Amortization of deferred financing costs		55,841	20,151
Cancellation of warrants issued for services		(48,776)	---
Common stock issued for services		158,250	130,000
Common stock issued for wages		20,000	---
Common stock issued for interest due on convertible note		101,917	44,200
Gain on sale of equipment		(3,627)	---

Change in operating assets and liabilities:
Accounts receivable		(104,529)	(6,621)
Other receivable		---	26,410
Inventory		39,659	152,243
Prepaid expenses and deferred charges		63,452	9,232
Notes receivable and accrued interest		538,566	(31,997)
Accounts payable		(637,401)	353,346
Accrued liabilities		(29,638)	26,114
Accrued interest		(7,158)	23,027
Deferred revenue		91,173	195,837
Total		969,545	1,615,588

Net Cash Used in Operating Activities		(1,253,099)	(937,692)

INVESTING ACTIVITIES :
Purchase of equipment		(32,030)	(64,349)
Proceeds from sale of equipment		4,937	---
Proceeds from sale of intangible asset		---	220,000
Net Cash (Used in) Provided by Investing Activities		(27,093)	155,651

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		1,391,446	---
Proceeds from sale of preferred stock, net		---	275,761
Proceeds from redemption of preferred stock, net		1,864	---
Proceeds from issuance of convertible note and warrants, net		---	467,290
Repayment of principle due on convertible note		(81,666)	---
Offering cost adjustment – preferred stock sale in 2011		---	28,927
Net Cash Provided by Financing Activities		1,311,644	771,978

Net Increase (Decrease) in Cash		31,452	(10,063)

Cash, beginning of period		21,549	46,620
Cash, end of period		$53,001	$36,557

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$33,544	$3,747

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$	---	$245,818
Issuance of common stock for principle due on convertible note		$566,414	$39,133
Issuance of 469,094 shares of common stock pursuant to cashless exercise of warrants to purchase 479,459 shares of common stock	$	---
Redemption of 65 shares of Series A preferred stock by offset of promissory notes receivable ($969,000) and accrued interest thereon.	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 have been made.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 29, 2013.

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

There are no other new accounting pronouncements adopted or enacted during the nine months ended September 30, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Revenues per geographic area, along with relative percentages of total revenues, for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2013	%	2012	%	2013	%	2012	%
Domestic	$17,197	16%	$57,179	64%	$54,594	23%	$155,633	76%
International	93,383	84%	31,743	36%	186,914	77%	49,505	24%
Total	$110,580	100%	$88,922	100%	$241,508	100%	$205,138	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2013	2012	2013	2012
Customer A	Altrazeal®	70%	29%	66%	15%
Customer B	Aphthasol®	---	19%	---	24%
Total		70%	48%	66%	39%

NOTE 5.	NOTES RECEIVABLE

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

As of September 30, 2013, we had $763,654 in notes receivable which is comprised of $687,500 for three Investor Notes and $76,154 for accrued interest thereon.

Please refer to Note 11 for a more detailed description of the June 2012 Note transaction.

NOTE 6.	INVENTORY

As of September 30, 2013, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2013 and December 31, 2012:

Inventory	September 30, 2013	December 31, 2012
Finished goods	$109,452	$303,779
Work-in-progress	346,163	190,794
Raw materials	32,369	33,070
Total	$487,984	$527,643

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2013 and December 31, 2012:

Property, equipment and leasehold improvements	September 30, 2013	December 31, 2012
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,574,665	1,547,572
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,239,862	2,212,769
Less: accumulated depreciation and amortization	(1,549,144)	(1,367,234)
Property, equipment and leasehold improvements, net	$690,718	$845,535

Depreciation expense on property, equipment and leasehold improvements was $59,688 and $75,219 for the three months ended September 30, 2013 and 2012, respectively, and was $185,536 and $225,691 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2013 and December 31, 2012:

Intangible assets	September 30, 2013	December 31, 2012
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,835,338)	(5,479,953)
Intangible assets, net	$3,790,600	$4,145,985

Amortization expense for intangible assets was $119,763 and $119,763 for the three months ended September 30, 2013 and 2012, respectively, and was $355,385 and $356,687 for the nine months ended September 30, 2013 and 2012, respectively.

The future aggregate amortization expense for intangible assets, remaining as of September 30, 2013, is as follows:
Calendar Years	Future Amortization Expense
2013 (Three months)	$119,763
2014	475,148
2015	475,148
2016	476,450
2017	475,148
2018 & Beyond	1,768,943
Total	$3,790,600

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

For the three and nine months ended September 30, 2013, the financial statements of Altrazeal Trading Ltd. were unavailable and our share of any gains or losses of Altrazeal Trading Ltd. for such periods have not been recorded in our financial statements.  The financial activity of Altrazeal Trading Ltd. for the three months and nine months ended September 30, 2013 would not have a material impact on our financial statements.

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

As of September 30, 2013, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three and nine months ended September 30, 2013.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2013 and December 31, 2012:

Accrued Liabilities	September 30, 2013	December 31, 2012
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	192,556	213,005
Accrued insurance payable	43,894	52,629
Product rebates/returns	20	81
Other	558	951
Total accrued liabilities	$343,327	$372,965

NOTE 11.	CONVERTIBLE DEBT

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

Events of default under the June 2012 Note include failure to make required payments or to deliver shares upon conversion, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of our common stock, a restatement of financial statements, and a default under certain other agreements.  In the event of default, the interest rate under the June 2012 Note increases to 18% and the June 2012 Note becomes callable at a premium.  In addition, the holder has all remedies under law and equity, including foreclosing on our assets under a Security Agreement with Inter-Mountain.

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants will vest upon the payment by the holder of each of the remaining three Investor Notes.  For the three months ended September 30, 2013, we issued 469,094 shares of common stock to Inter-Mountain for the cashless exercise of warrants to purchase 479,459 shares of common stock.

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

On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $11,542 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $11,542 until the relevant payment date.  On September 5, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2012 of $11,542 and accrued interest thereon of $1,643.

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $12,501 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $12,501 until the relevant payment date.  On October 28, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2013 of $12,501 and accrued interest thereon of $492.

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

On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $14,653 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $14,653 until the relevant payment date.  On September 5, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2012 of $14,653 and accrued interest thereon of $2,080.

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $14,001 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $14,001 until the relevant payment date.  On October 28, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2013 of $14,001 and accrued interest thereon of $553.

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

Information relating to our convertible notes payable is as follows:
					As of September 30, 2013
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$2,768	$137,232
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	6,144	118,856
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	1,318,210	247,165	1,071,045
Total	$2,475,000				$1,583,210	$256,077	$1,327,133

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

The amount of interest cost recognized from our convertible notes outstanding was $38,032 and $52,121 for the three months ended September 30, 2013 and 2012, respectively, and was $124,677 and $67,227 for the nine months ended September 30, 2013 and 2012, respectively.

The future minimum principle payments relating to our convertible notes payable, as of September 30, 2013, are as follows:

	Payments Due By Period
Transaction	Total	2013 (Three Months)		2014	2015		2016		2017
June 2011 Note	$140,000	$	---	$140,000	$	---	$	---	$	---
July 2011 Note	125,000		---	125,000		---		---		---
June 2012 Note	1,318,120		441,538	876,582		---		---		---
Total	$1,583,120		$441,538	$1,141,852	$	---	$	---	$	---

NOTE 12.	EQUITY TRANSACTIONS

Common Stock Transactions

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our common stock.  On July 15, 2013, we received the second funding tranche of $110,000 for the purchase of 275,000 shares of our common stock.  On November 14, 2013, we received the third funding tranche of $132,000 for the purchase of 330,000 shares of our common stock.

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  On May 7, 2013, September 6, 2013, and October 24, 2013, we received subsequent funding tranches of $500,000, $300,000, and $300,000 for the purchase of 1,250,000, 750,000, and 750,000 shares of our common stock, respectively.

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

Common Stock

As of September 30, 2013, we had 16,693,883 shares of common stock issued and outstanding.  We issued 2,236,227 shares of common stock for the three months ended September 30, 2013 comprised of 150,000 shares of common stock issued for consulting services, 750,000 shares of common stock issued to IPMD pursuant to the January 2013 Offering, 275,000 shares of common stock issued to Messrs. Gray and Wallberg pursuant to the March 2013 Offering, 592,133 shares of common stock issued for installment payments due on the June 2012 Note with Inter-Mountain, and 469,094 shares of common stock issued for the cashless exercise of warrants held by Inter-Mountain.

Preferred Stock

As of September 30, 2013, we had no shares of Series A preferred stock issued and outstanding.  For the three months ended September 30, 2013, we did not issue any shares of Series A preferred stock to Ironridge Global pursuant to our agreement related to the purchase of the Series A preferred stock.

On August 15, 2013, we provided notice to Ironridge Global III, LLC (“Ironridge”) for the redemption of all of our Series A Preferred Stock shares (the “Series A Shares”) held by Ironridge, a total of 65 Series A Shares.  An affiliate of Ironridge, the issuer of promissory notes held by us, due 7.5 years from the issue date, in the principal amount of $969,000 (the “Notes”), agreed to accept the cancellation of the Notes held by us as full and final payment for the redemption amounts of the Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of September 30, 2013 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2012	2,041,165	$0.98
Warrants issued	4,445,714	$0.56
Warrants exercised	(479,459)	$0.35
Warrants cancelled	(250,000)	$0.35
Balance as of September 30, 2013 (1)	5,757,420	$0.73

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and warrants for 479,459 shares of common stock have been exercised.  For the purposes of this Table, only such net vested shares of common stock (1,484,826 shares) have been included, based upon an exercise price of $0.35 per share of common stock.  Each of the other three warrants vest upon the payment by Inter-Mountain of each of the three remaining Investor Notes.

For the nine months ended September 30, 2013, we issued warrants to purchase up to an aggregate of 4,445,714 shares of our common stock which consisted of (i) a warrant issued to IPMD pursuant to the January 2013 Offering to purchase up to an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) a warrant issued to Kerry P. Gray pursuant to the March 2013 Offering to purchase up to an aggregate of 600,000 shares of our common stock at an exercise price of $0.60 per share, (iii) a warrant issued to Terrance K. Wallberg pursuant to the March 2013 Offering to purchase up to an aggregate of 60,000 shares of our common stock at an exercise price of $0.60 per share, (iv) two warrants issued to Inter-Mountain to purchase up to an aggregate of 785,714 shares of our common stock at an exercise price of $0.35 per share.  Also occurring during the nine months ended September 30, 2013 was the exercise of warrants to purchase 479,459 shares of our common stock, at an exercise price of $0.35 per share, by Inter-Mountain and the cancellation of a warrant issued to NUWA Group LLC to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share.

Of the warrant shares subject to exercise as of September 30, 2013, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 3, 2014	3,000,000
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	1,484,826
March 14, 2018	660,000
Total	5,757,420

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Warrants to purchase common stock (1)	5,757,420	2,041,165
Stock options to purchase common stock	1,014,907	158,409
Unvested restricted common stock	---	300
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	3,766,316	5,617,974
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	309,818	368,637
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)(5)	---	1,002,634
Total	10,848,461	9,189,119

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and warrants for 479,459 shares of common stock have been exercised.  For the purposes of this Table, only such net vested shares of common stock (1,484,826 shares) have been included, based upon an exercise price of $0.35 per share of common stock.  Each of the other three warrants vest upon the payment by Inter-Mountain of each of the three remaining Investor Notes.

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

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be September 30, 2013.

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

(5)
On August 15, 2013, we provided notice to Ironridge for the redemption of all of our Series A Shares held by Ironridge, a total of 65 Series A Shares.  An affiliate of Ironridge, the issuer of promissory notes held by us, due 7.5 years from the issue date, in the principal amount of $969,000, agreed to accept the cancellation of the promissory notes held by us as full and final payment for the redemption amounts of the Series A Shares.

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012 (3)
Incentive Stock Options (1)
Quantity	---	---	232,500	---
Weighted average fair value per share	---	---	$0.24	---
Fair value	---	---	$56,112	---

Nonstatutory Stock Options (2)
Quantity	---	---	735,000	---
Weighted average fair value per share	---	---	$0.24	---
Fair value	---	---	$177,388	---

(1)	The Company did not award any incentive stock options for the three months ended September 30, 2013 and 2012, respectively.
(2)	The Company did not award any nonstatutory stock options for the three months ended September 30, 2013 and 2012, respectively.
(3)	The Company did not award any shared-based compensation for the nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
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
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Research and development	$5,425	$	---	$11,438	$6,280
Selling, general and administrative	19,662		6,760	44,414	25,753
Total share-based compensation expense	$25,087		$6,760	$55,852	$32,033

At September 30, 2013, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $177,530.  The period over which the unearned share-based compensation is expected to be recognized is approximately thirty months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of September 30, 2013 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	158,409	$12.32
Granted	967,500	0.33
Forfeited/cancelled	(111,002)	1.03
Exercised	---	---
Outstanding as of September 30, 2013	1,014,907	$2.12

The following table presents the stock option grants outstanding and exercisable as of September 30, 2013:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	9.5	197,500	$0.33
53,334	2.38	4.7	46,668	2.36
30,002	14.40	3.5	30,002	14.40
39,071	33.35	4.1	39,071	33.35
1,014,907	$2.12	8.8	313,241	$6.10

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

The following table summarizes share-based compensation related to restricted stock awards for the three and nine months ended September 30:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013	2012
Research and development	$	---	$	(391)	$444	$2,814
Selling, general and administrative		---		1,143	547	3,392
Total share-based compensation expense	$	---		$752	$991	$6,206

At September 30, 2013, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of September 30, 2013 and the changes therein during the nine months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	300		$34.59
Shares granted	---		---
Shares forfeited/cancelled	---		---
Shares exercised/issued	(300)		34.59
Outstanding as of September 30, 2013	---	$	---

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

As of September 30, 2013, we had granted options to purchase 1,376,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,014,907 were outstanding at a weighted average exercise price of $2.12 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of September 30, 2013, there were 715,647 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2013 and December 31, 2012.

Description	September 30, 2013	December 31, 2012
Assets:
Notes receivable and accrued interest	$763,654	$1,302,220

Liabilities:
Convertible note – June 2011	$137,232	$134,154
Convertible note – July 2011	$118,856	$113,084
Convertible note – June 2012	$1,071,045	$1,593,924

NOTE 17.	INCOME TAXES

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

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of September 30, 2013:

Calendar Years	Future Lease Expense
2013 (Three months)	$29,811
2014	120,917
2015	28,881
2016	---
2017	---
Total	$179,609

Rent expense for our operating leases amounted to $31,083 and $32,971 for the three months ended September 30, 2013 and 2012, respectively, and $86,125 and $98,111 for the nine months ended September 30, 2013 and 2012, respectively.

Employment Agreements

As of September 30, 2013, we are party to employment agreements with our Vice President and Chief Financial Officer, Terrance K. Wallberg, and Daniel G. Moro, Vice President – Polymer Drug Delivery.  The employment agreements with Messrs. Wallberg and Moro each have a term of one year and include an automatic one-year term renewal for each year thereafter.  Each employment agreement provides for a base salary, bonus, stock options, stock grants, and eligibility for Company provided benefit programs.  Under certain circumstances, the employment agreements provide for certain severance benefits in the event of termination or a change in control.  The employment agreements also contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Separation Agreement

As of September 30, 2013, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options exercisable by Mr. Gray having expired as of March 1, 2012; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

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

Related Party Transactions

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Messrs. Kerschbaumer and Kuehne currently serve as directors of IPMD, Altrazeal Trading, Ltd., and Melmed Holding AG and thereby have control of, and make investment and business decisions on behalf of IPMD, Altrazeal Trading Ltd., and Melmed Holding AG (collectively, the “Euro Distributors”).

For the nine months ended September 30, 2013 and 2012, respectively, the Company had product sales, in approximate numbers, of $143,000 and $22,000 with Euro Distributors, which represented 59% and 11% of our total revenues.  As of September 30, 2013 and December 31, 2012, respectively, Euro Distributors had an outstanding accounts receivable, in approximate numbers, of $82,000 and $101,000, which represented 35% and 77% of our total outstanding accounts receivables.

On December 21, 2012, we entered into a Securities Purchase Agreement with IPMD as described in more detail in Note 12.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of September 30, 2013, the following table summarizes the compensation temporarily deferred since 2011:

Name	2013	2012	2011	Total
Kerry P. Gray (1)	$(23,500)	$220,673	$140,313	$337,486
Terrance K. Wallberg	(11,539)	$24,230	$36,539	$49,230
Key executives	(20,000)	$27,253	$20,986	$28,239
Total	$(55,039)	$272,156	$197,838	$414,955

(1)
During 2013, Mr. Gray temporarily deferred compensation of $169,000 which consisted of $11,500 earned pursuant to a Separation Agreement and $157,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2013, Mr. Gray was also repaid $192,500 of temporarily deferred compensation, of which $180,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

The Company’s obligation for temporarily deferred compensation was $414,955, of which $275,000 was included in accounts payable and $139,955 was included in accrued liabilities, and $469,994 of which $310,000 was included in accounts payable and $159,994 was included in accrued liabilities, as of September 30, 2013 and December 31, 2012, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2013, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

Recent Developments

Altrazeal® marketing and licensing activities

On September 30, 2013, we executed a License and Supply Agreement with Altrazeal AG to market Altrazeal® in several territories, to include Africa (markets not already licensed), Latin America, the Commonwealth of Independent States, Georgia, Ukraine, and Turkmenistan.  Under the terms of the License and Supply Agreement with Altrazeal AG, we received an up-front licensing payment, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed upon price.

We completed the initial shipment of Altrazeal® to our Czech Republic/Slovakia marketing partner in September 2013 and to our South African marketing partner in October 2013.

On October 9, 2013, we announced the further expansion of the Altrazeal® international marketing network with Altrazeal AG to include Croatia, Slovenia, Serbia, Montenegro, Macedonia, Bosnia, Kosovo, and Albania.  It is anticipated that Altrazeal® will be launched in a number of these markets in the fourth quarter 2013.

Preferred stock redemption

On August 15, 2013, we provided notice to Ironridge Global III, LLC for the redemption of all of our Series A Preferred Stock held by Ironridge Global, a total of 65 Series A Preferred shares.  An affiliate of Ironridge Global III, LLC, the issuer of promissory notes held by us, due 7.5 years from the issue date, in the principal amount of $969,000, agreed to accept the cancellation of the promissory notes held by us in exchange for the redemption of the Series A Preferred shares.

Common Stock Transactions

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our common stock.  On July 15, 2013, we received the second funding tranche of $110,000 for the purchase of 275,000 shares of our common stock.  On November 14, 2013, we received the third funding tranche of $132,000 for the purchase of 330,000 shares of our common stock.

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  On May 7, 2013, September 6, 2013, and October 24, 2013, we received subsequent funding tranches of $500,000, $300,000, and $300,000 for the purchase of 1,250,000, 750,000, and 750,000 shares of our common stock, respectively.

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

Comparison of the three months ended September 30, 2013 and 2012

Total Revenues

Revenues were approximately $111,000 for the three months ended September 30, 2013, as compared to revenues of approximately $89,000 for the three months ended September 30, 2012, and were comprised of, in approximate numbers, licensing fees of $12,000 from Altrazeal® and OraDisc™ licensing agreements, royalty fees of $10,000 from the sale of Altrazeal®, and product sales of $89,000 for Altrazeal®.

The third quarter 2013 revenues represent an overall increase of approximately $22,000 versus the comparative third quarter 2012 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $28,000 in Altrazeal® product sales and an increase of $10,000 in Altrazeal® royalties.  These revenue increases were partially offset by a decrease of $16,000 in royalties related to the domestic sale of Aphthasol®.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2013 was approximately $60,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended September 30, 2012 was approximately $113,000 and was comprised of $34,000 from the sale of our Altrazeal® products and $79,000 from the write-off of out-of-date and obsolete finished goods

Research and Development

Research and development expenses totaled approximately $201,000 for the three months ended September 30, 2013, including $5,000 in share-based compensation, as compared to approximately $153,000 for the three months ended September 30, 2012, which included nil in share-based compensation.  The increase of approximately $48,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $34,000 in direct research costs related to Altrazeal® and an increase of $20,000 in scientific compensation due to higher headcount.  These expense increases were partially offset by a decrease of $3,000 in regulatory costs and a decrease of $3,000 in operating costs.

The direct research and development expenses for the three months ended September 30, 2013 and 2012 were, in approximate numbers, as follows:

	Three Months Ended September 30,
Technology	2013	2012
Wound care & nanoparticle	$62,000	$30,000
OraDisc™	7,000	4,000
Aphthasol® & other technologies	---	1,000
Total	$69,000	$35,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $302,000 for the three months ended September 30, 2013, including $20,000 in share-based compensation, as compared to approximately $376,000 for the three months ended September 30, 2012, which included $8,000 in share-based compensation.

The decrease of approximately $74,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $109,000 in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a decrease of $20,000 related to accruals for bad debt expense, and a decrease of $8,000 in legal costs associated with our patents.  These expense decreases were partially offset by, in approximate numbers, an increase of $35,000 in investor relations consulting, an increase of $11,000 in director fees, an increase of $11,000 related to property tax accruals, and an increase of $6,000 in legal costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $120,000 for the three months ended September 30, 2013 as compared to approximately $120,000 for the three months ended September 30, 2012.  The expense for each period consists of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended September 30, 2013 and 2012, respectively.

Depreciation

Depreciation expense totaled approximately $60,000 for the three months ended September 30, 2013 as compared to approximately $75,000 for the three months ended September 30, 2012.  The decrease of approximately $15,000 in depreciation expense is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $15,000 for the three months ended September 30, 2013 as compared to approximately $31,000 for the three months ended September 30, 2012.  The decrease of approximately $16,000 is attributable to a decrease in interest income resulting from a decrease in the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $126,000 for the three months ended September 30, 2013 as compared to approximately $134,000 for the three months ended September 30, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $8,000 in interest expense is primarily attributable to a decrease in the outstanding principle balance of the convertible note payable with Inter-Mountain.

Comparison of the nine months ended September 30, 2013 and 2012

Total Revenues

Revenues were approximately $242,000 for the nine months ended September 30, 2013, as compared to revenues of approximately $205,000 for the nine months ended September 30, 2012, and were comprised of, in approximate numbers, licensing fees of $34,000 from Altrazeal® and OraDisc™ licensing agreement, royalty fees of $10,000 from the sale of Altrazeal®, and product sales of $198,000 for Altrazeal®.

The nine months ended September 30, 2013 revenues represent an overall increase of approximately $36,000 versus the comparative nine months ended September 30, 2012 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $71,000 in Altrazeal® product sales, an increase of $10,000 in Altrazeal® royalties, and an increase of $5,000 in Altrazeal® licensing fees.  These revenue increases were partially offset by a decrease of $50,000 in royalties related to the domestic sale of Aphthasol®.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2013 was approximately $104,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the nine months ended September 30, 2012 was approximately $136,000 and was comprised of $48,000 from the sale of our Altrazeal® products and $88,000 from the write-off of out-of-date and obsolete finished goods.

Research and Development

Research and development expenses totaled approximately $578,000 for the nine months ended September 30, 2013, including $12,000 in share-based compensation, as compared to approximately $517,000 for the nine months ended September 30, 2012, which included $9,000 in share-based compensation.  The increase of approximately $61,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $171,000 in direct research costs related to Altrazeal®.  This expense increase was partially offset by a decrease of $86,000 in scientific compensation related to share-based compensation and a lower head count, a decrease of $20,000 in clinical study costs, and a decrease of $4,000 in regulatory costs.

The direct research and development expenses for the nine months ended September 30, 2013 and 2012 were, in approximate numbers, as follows:

	Nine months Ended September 30,
Technology	2013	2012
Wound care & nanoparticle	$216,000	$46,000
OraDisc™	14,000	12,000
Aphthasol® & other technologies	2,000	3,000
Total	$232,000	$61,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $915,000 for the nine months ended September 30, 2013, including $45,000 in share-based compensation, as compared to approximately $1,366,000 for the nine months ended September 30, 2012, which included $29,000 in share-based compensation.

The decrease of approximately $451,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $323,000 in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a decrease of $58,000 in investor relations consulting, a decrease of $43,000 in insurance costs, a decrease of $28,000 in bad debt expenses related to costs associated with the early remittance in March 2012 of the receivable from our divestiture of the Zindaclin® technology, a decrease of $14,000 in legal costs related to our patents, a decrease of $12,000 in consulting costs related to XBRL reporting, a decrease of $8,000 in occupancy costs, a decrease of $7,000 in accounting fees associated with our annual audit, a decrease of $6,000 in compensation costs related to share-based compensation, a decrease of $4,000 in fees associated with listing exchange fees, a decrease of $3,000 in costs associated with our annual meeting of stockholders, and a decrease of $3,000 due to reduced corporate travel.  These expense decreases were partially offset by, in approximate numbers, an increase of $21,000 in costs for director fees, an increase of $17,000 in legal fees related to a licensing agreement dispute, an increase of $12,000 related to property tax accruals, and an increase of $8,000 in consulting fees related to licensing agreement procurement.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $355,000 for the nine months ended September 30, 2013 as compared to approximately $357,000 for the nine months ended September 30, 2012.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the nine months ended September 30, 2013 and 2012, respectively.

Depreciation

Depreciation expense totaled approximately $186,000 for the nine months ended September 30, 2013 as compared to approximately $226,000 for the nine months ended September 30, 2012.  The decrease in depreciation expense of approximately $40,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $56,000 for the nine months ended September 30, 2013 as compared to approximately $34,000 for the nine months ended September 30, 2012.  The increase of approximately $22,000 is attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $386,000 for the nine months ended September 30, 2013 as compared to approximately $191,000 for the nine months ended September 30, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase in interest expense of approximately $195,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2013 our cash and cash equivalents were approximately $53,000 which is an increase of approximately $31,000 as compared to our cash and cash equivalents at December 31, 2012 of approximately $22,000.  Our working capital (current assets less current liabilities) was approximately $(2,045,000) at September 30, 2013 as compared to our working capital at December 31, 2012 of approximately $(2,774,000).

Consolidated Cash Flow Data
	Nine months Ended September 30,
Net Cash Provided by (Used in)	2013	2012
Operating activities	$(1,253,000)		$(938,000)
Investing activities	(27,000)		156,000
Financing activities	1,311,000		772,000
Net increase (decrease) in cash and cash equivalents	$31,000	$	(10,000)

Operating Activities

For the nine months ended September 30, 2013, net cash used in operating activities was approximately $1,253,000.  The principal components of net cash used for the nine months ended September 30, 2013 were, in approximate numbers, our net loss of $2,223,000, a decrease in accounts payable of $637,000 due to timing of vendor payments, an increase in accounts receivable of $105,000, a decrease in accrued liabilities of $30,000 due primarily to the final installment payments on our insurance premium financing, a decrease in accrued interest of $7,000 due to annual interest payments on our convertible notes, and the cancellation of a warrant issued for service for $49,000.  Our net loss for the nine months ended September 30, 2013 included substantial non-cash charges of approximately $1,064,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, common stock issued for services, and interest due on convertible notes settled with common stock.  The aforementioned net cash used for the nine months ended September 30, 2013 was partially offset by, in approximate numbers, a decrease in notes receivable of $539,000 due to remittance of Investor Notes by Inter-Mountain, a net increase in deferred revenues of $91,000 due primarily to the receipt of a licensing milestone, a decrease in prepaid expenses of $64,000 due to amortization of expenses, and a decrease in inventory of $40,000 related to product sales.

For the nine months ended September 30, 2012, net cash used in operating activities was approximately $938,000.  The principal components of net cash used in operating activities for the nine months ended September 30, 2012 were, in approximate numbers, our net operating loss of $2,553,000 and an increase in notes receivable of $32,000 due to the accrual of interest income.  Our net loss for the nine months ended September 30, 2012 included substantial non-cash charges of approximately $868,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and common stock issued for services.  The aforementioned net cash used for the nine months ended September 30, 2012 was partially offset by, in approximate numbers, an increase in accounts payable of $353,000 due to timing of vendor payments, an increase in deferred revenue of $196,000 due primarily to the receipt of licensing milestone payments, an increase in accrued liabilities of $26,000, an increase in accrued interest of $23,000 relating to our convertible debt, a decrease in inventory of $152,000 due primarily to the write-off of out-of-date and obsolete inventory and product sales, a decrease in receivables of $20,000, and a decrease in prepaid expenses of $9,000 due primarily to expense amortization.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately $27,000 and is comprised of the purchase of manufacturing equipment for $32,000 and partially offset by the proceeds of $5,000 from the sale of manufacturing equipment.

Net cash provided by investing activities for the nine months ended September 30, 2012 was approximately $156,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset and a purchase of manufacturing equipment for approximately $64,000.

Financing Activities

Net cash provided by financing activities for the nine month ended September 30, 2013 was approximately $1,311,000 and was comprised of, in approximate numbers, net proceeds of $1,195,000 from the sale of common stock and warrants pursuant to the January 2013 Offering, net proceeds of $196,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, net proceeds of $2,000 from the redemption of preferred stock, and payment of $82,000 for principle payments due on our convertible note with Inter-Mountain.

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

Liquidity

As of September 30, 2013, we had cash and cash equivalents of approximately $53,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2013 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2013, which consists of a lease agreement for office and laboratory space in Addison, Texas which commenced on April 1, 2006, a lease agreement for office equipment, a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our three convertible note agreements.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$179,609	$120,359	$59,250	$	---	$	---
Separation agreement	124,986	124,986	---		---		---
Convertible notes	1,637,316	1,510,641	126,675		---		---
Total contractual cash obligations	$1,941,911	$1,755,986	$185,925	$	---	$	---

Capital Expenditures

Our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $32,000 and $64,000 for the nine months ended September 30, 2013 and 2012, respectively.  At this time, we believe that our capital expenditures for the remainder of 2013 will be approximately $10,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At September 30, 2013 and December 31, 2012 our cash and cash equivalents totaled $53,001 and $21,549, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2013 and at December 31, 2012.  As of September 30, 2013, three customers exceeded the 5% threshold, with 53%, 31%, and 7%, respectively.  Two customers exceeded the 5% threshold at December 31, 2012, with 77% and 13%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

As previously disclosed, on June 27, 2012, we issued the $2,210,000 million June 2012 Note to Inter-Mountain.  We also issued to Inter-Mountain the Warrants to purchase an aggregate of 3,142,857 shares of shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  During the three months ended September 30, 2013, we issued 592,133 shares of common stock to Inter-Mountain as monthly installment payments and we issued 469,094 shares of common stock to Inter-Mountain for the cashless exercise of warrants to purchase 479,459 shares of common stock.

Such shares were issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act, based upon the following: (a) at the time of investment, the investor confirmed that the investor is an “accredited investor” under Rule 501 of Regulation D and that the investor had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering of the June 2012 Note and Warrants; at the time of investment, the investor was provided with certain disclosure materials and all other information requested with respect to the Company; (c) at the time of investment, the investor acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (d) except as otherwise permitted by Rule 144 under the Securities Act or an active re-sale registration statement, legends are placed on the certificates representing such shares; and (e) at the time of investment, the Company filed a Form D with respect to such shares.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
10.1	*	Exclusive License and Supply Agreement dated September 30, 2013 by and between ULURU Inc. and Altrazeal AG.
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
	*	Filed herewith.
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

ULURU Inc.

Date: November 14, 2013	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)