Form 10-K
period 2013-12-31
ULURU Inc.
filed 2014-03-31
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $6,377,738 based on the closing price of the registrant’s common stock as reported on the OTCQB™ marketplace on such date.

As of March 31, 2014, there were 23,588,110 shares of the registrant’s Common Stock, $0.001 par value per share, and nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Although the Company believes it has been prudent in its plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Altrazeal®, Aphthasol®, Nanoflex®, OraDiscTM, the ULURU logo and other trademarks or service marks of ULURU Inc. appearing in this Report are the property of ULURU Inc.  This Report contains additional trade names, trademarks and service marks of other companies, which belong to such companies.

ITEM 1.	BUSINESS

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on the Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral mucoadhesive film technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Core Technology Platforms

Nanoflex® Technology

The Nanoflex® technology platform provides the ability to formulate a variety of unique materials through the aggregation of hydrogel-like nanoparticles. This concept takes advantage of the inherent biocompatibility of hydrogels. Unlike bulk hydrogels, these particle aggregates are shape retentive, can be extruded or molded, and offer properties suitable for use in a variety of in-vivo medical devices, and in novel drug delivery systems. The polymers used in our Nanoflex® technology have been extensively researched and commercialized into several major medical products. They are generally accepted as safe, non-toxic and biocompatible.

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

Nanoflex® Powder

Our Nanoflex® Powder is composed of hydrogel particles that aggregate immediately and irreversibly upon contact with physiological fluid such as wound exudate, forming a micro-porous flexible and non-resorbable skin-like barrier.  The transformation from a powder to a micro-porous skin-like barrier occurs without a chemical reaction and produces a non-resorbable material.  The skin-like barrier can be used to cover and protect a wound surface and can also be applied for the controlled delivery of drugs and other actives to a wound. The powder is applied as a dry material and immediately hydrates and forms a uniform, intact micro-porous film with adhesion to the moist wound.

A potential major advantage of our Nanoflex® technology is the ability to incorporate active drugs, and provide controlled release.  Drug molecules can be trapped within interstitial spaces between particles during aggregate formation. The spaces between particles can be tailored by varying the particle size which controls the diffusion rate.  Particle size directly affects the size of the holes and channels in the aggregate lattice, which slow down or speed up the movement of a compound as it is released.  By choosing specific particle sizes and compositions and formulating these with a given active, the drug delivery profile can be tailored for a specific application.

We have developed and are developing a range of products utilizing our Nanoflex® powder in wound care.  Many actives can be combined with the base technology, which could lead to significant improvements versus the present standard of care, such as:

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

Hyaluronic acid is a nonspecies-specific hydrophilic coiled polysaccharide that is present in all connective tissue.  In dermal and sub-dermal tissue, hyaluronic acid binds with water and provides volume and elasticity.  As a dermal filler, hyaluronic acid provides superb biocompatibility, but applications of this material can be limiting because the material is resorbed in a four to twelve month period requiring repeat injections.  Our potential dermal filler and sub-dermal filler can be composed of between 1% and 95% hyaluronic acid.  Materials for facial sculpting containing a lower amount of hyaluronic acid result in a higher degree of permanence.

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

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, non-healing surgical wounds, trauma and chronic wounds including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The powder fills and seals the wound to provide an optimal moist wound healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate (MVTR) of the material generated by capillary forces that creates a low pressure environment at the wound bed which supports cellular function and tissue repair and holds the dressing in place. Other characteristics of Altrazeal® that promote healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  In a randomized clinical study Altrazeal® demonstrated a statistically significant improvement in patient pain and comfort compared to Aquacel® AG, a market leading product.  Also, in numerous clinical settings, including venous ulcers, arterial ulcers and second degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, the ability of Altrazeal® to manage wound exudates extends the wear time between dressing changes, which offers a significant pharmaco-economic benefit.  This feature is considered an extremely important marketing advantage in countries where there are socialized medical programs.

The regulatory status of Altrazeal® is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.

Since the roll-out of Altrazeal® in June 2008, there have been many outstanding clinical results.  Positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 35 poster presentations, and two peer reviewed articles being published in an international indexed journal.

The extensive clinical data supporting the benefits of Altrazeal® has been further enhanced by the clinical experience in Europe and Australia.  To further improve the cost effectiveness of Altrazeal®, we now offer a 0.75 gram blister pack along with our original 2 gram and 5 gram pouches.  We believe the 0.75 gram blister pack contains a quantity of product more appropriate for treating smaller chronic wounds.

The focus of our commercial activities is introducing Altrazeal® in all major international markets through our network of distribution partners. Due to the efforts of two of our licensees, Altrazeal Trading GmbH and Altrazeal AG, Altrazeal® is now available in Australia, Austria, Croatia, Czech Republic, Portugal, Slovakia, Slovenia, and South Africa.  During 2014, we are expecting the launch and availability of Altrazeal® in twenty new international markets.  The clinical and economic benefits that can be derived using Altrazeal® are important marketing features in socialized medical programs throughout Europe and many global markets.  We believe that short-term revenue growth will be maximized by focusing on international markets.  Consequently, our limited resources are being allocated to international expansion rather than growth in the United States.

Currently, we do not have sufficient human or financial resources to effectively compete in the U.S. market.  Utilizing predominately independent sales representatives over which we have no control has proven ineffective. Accordingly, our plan is to first attempt to develop a strong presence internationally. By adopting this strategy we believe we will improve our ability to engage a significant marketing partner with the necessary experience and financial resources to effectively compete in the U.S market. We continue to have successes with a limited number of healthcare institutions in the U.S., which indicates the potential in the U.S. market.

In June 2010, we entered into a licensing and supply agreement with Jiangxi Aiqilin Pharmaceuticals Group Company, a corporation in China (“Aiqilin”), for the development and commercialization of Altrazeal® in China, including Hong Kong, Macau, and Taiwan.  Under the terms of the agreement, we received an upfront licensing payment, will receive a royalty based on product sales and milestone payments based on certain regulatory approvals and on the achievement of certain cumulative product sales performance.  Aiqilin has also been granted certain manufacturing rights.  The agreement covers Altrazeal®, Altrazeal® Silver, and Altrazeal® Collagen.

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

In January 2012, we executed a License and Supply Agreement with Melmed Holding AG (the “Melmed Agreement”) for the marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Currently, such marketing efforts are being performed by Altrazeal Trading GmbH, an affiliate of Melmed Holding AG.  Under the terms of the Melmed Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed sales price.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.  In 2012, we completed initial shipments of Altrazeal® for distribution in Australia and in 2013 we completed shipments of Altrazeal® for distribution in Austria, Czech Republic, and Slovakia.  In February 2014, we executed an amendment to the Melmed Agreement for the purpose of expanding the territories to include Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  It is anticipated that Altrazeal® will be launched in a number of these markets in 2014.

In September 2013, we executed an Exclusive License and Supply Agreement with Altrazeal AG (the “AG Agreement”) to market Altrazeal® in several territories, to include Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, and the Commonwealth of Independent States.  Under the terms of the AG Agreement, we received an up-front licensing payment, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed upon price.  We also received a non-dilutable 25% ownership interest in Altrazeal AG.  In October 2013, we completed the initial shipment of Altrazeal® for distribution in South Africa.  In October 2013 and February 2014, we executed amendments to the AG Agreement for the purpose of expanding the territories to include Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand), Jordan, and Syria.  It is anticipated that Altrazeal® will be launched in a number of these markets in 2014.

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

Marketing authorization for amlexanox 5% paste in the United Kingdom was received in September 2001.  Subsequently, approval to market was granted in Austria, Germany, Greece, Finland, Ireland, Luxembourg, The Netherlands, Norway, Portugal, and Sweden.  Due to the failure to launch amlexanox 5% in these markets prior to an established date, the marketing authorizations are no longer effective.  The therapeutic Products Programme, the Canadian equivalent of the FDA, has issued a notice of compliance permitting the sale of amlexanox 5% paste, called Apthera®, in Canada by Pharmascience Inc., our Canadian partner.

In 1998, we executed a Licensing Agreement with Meda AB, Sweden (“Meda”) for Aphthasol (5% amlexanox) paste in Scandinavia, the Baltic States, and Iceland.  In November 2008, Meda expanded their territorial rights to include the United Kingdom, Ireland, France, Germany, Italy, Belgium, Netherland, and Turkey. In addition to our license agreement with Meda, licensing agreements have been executed with Laboratories Esteve for Spain, Portugal and Greece; Pharmascience Inc. for Canada; EpiTan, Ltd. for Australia and New Zealand; and Orient Europharma, Co., Ltd for Taiwan, Hong-Kong, Philippines, Thailand and Singapore; and KunWha Pharmaceutical Co., LTD for South Korea. Currently, Contract Pharmaceuticals Ltd. Canada is our contract manufacturer for all markets including the United States.

As a result of the termination of the licensing agreement with Discus Dental LLC and the subsequent legal action, Aphthasol® is currently not being distributed in the United States.  We are currently looking to appoint an alternate marketing and distribution partner.

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

This successful development was an important technology milestone which supports the development of an OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted which support the development of additional products.  Patients in a 700 patient clinical study and a 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, ability of the disc to remain in place and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

In June 2008, we executed a Licensing and Supply Agreement with KunWha Pharmaceutical Co., Ltd, for OraDisc™ A and Aphthasol (5% amlexanox) paste in South Korea.  KunWha Pharmaceutical Co., Ltd paid us an upfront licensing fee and further milestone payments are to be made on regulatory approval and achievement of certain commercial milestones.

In November 2008, we executed an expanded European Agreement with Meda, Sweden for OraDisc™ A and Aphthasol® (5% amlexanox) paste for distribution into most major European markets. Meda paid us an upfront licensing fee and additional milestone payments will be made upon regulatory approval and achievements of commercial milestones.  Prior to commercialization by Meda, regulatory approval is required throughout the territory.

OraDiscTM B

A second mucoadhesive disc product has also been successfully developed for the treatment and management of oral pain. This product contains 15 milligrams of benzocaine which is the maximum allowable strength that falls under the classification of an OTC monograph product in the United States. This classification allows for an easier regulatory pathway to market. The product has been optimized and is ready for commercial scale-up.

In October 2012, we executed a License and Supply Agreement (the “Ora-D Agreement”) with ORADISC GmbH (“Ora-D”) to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including but not limited to benzocaine (OraDisc™ B).  Currently, negotiations are ongoing to appoint marketing partners for OraDiscTM B.

OraDiscTM – Other Applications

In October 2012, we executed a License and Supply Agreement with Ora-D to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, and amlexanox (OraDisc™ A).  The marketing rights for OraDisc™ A granted to Ora-D exclude territories held by Meda, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.  We have also granted to Ora-D a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  Under the terms of the Ora-D Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply OraDisc™ products.  Contemporaneous with the execution of the Ora-D Agreement, we also executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

Marketing Relationships

For our commercialized products, we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Altrazeal®
Altrazeal Trading GmbH	▪	European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Kosovo, Macedonia, Montenegro, and Serbia
Altrazeal AG	▪
Africa (markets not already licensed), Latin America, Georgia, Ukraine, Turkmenistan, the Commonwealth of Independent States, Jordan, Syria, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand)

Jiangxi Aiqilin Pharmaceuticals Group	▪	China, Hong Kong, Macau, and Taiwan

Altrazeal® - Veterinary
Novartis Animal Health	▪	Worldwide

Amlexanox 5% paste and OraDisc™ A
ORADISC GmbH	▪	Worldwide (excluding territories held by Meda AB, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.)
Meda AB	▪
United Kingdom, Ireland, Scandinavia, the Baltic states, Iceland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, and Slovenia

KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan an Hong-Kong
Pharmascience Inc.	▪	Canada

OraDisc™ B
ORADISC GmbH	▪	Worldwide

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

The United States patents for our technologies and products expire in the years indicated below:

Nanoflex® technology		Year of Expiration
▪	Hydrogel – Shape retentive hydrogel particle aggregate	2022
▪	Altrazeal® Injectable	2024
▪	Altrazeal® wound dressing and biomaterials	2028

OraDisc™ technology
▪	Mucoadhesive erodible drug delivery device	2021

Manufacturing and Supply

We currently rely on a limited number of contract manufacturers, monitored by our internal management, to manufacture, package, and finish our products in conformance with current good manufacturing practices (cGMP) and do not currently have relationships with alternate suppliers. We believe that there are other contract manufacturers that can satisfy our production requirements without significant delay or material additional costs.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2013	2012
Customer A	Altrazeal®	67%	32%
Customer B	Altrazeal® Veterinary	---	14%
Customer C	Aphthasol®	---	13%
Total		67%	59%

Research and Development

We are continuously engaged in research and development activities.  During the years ended December 31, 2013, 2012, and 2011 approximately $788,000, $833,000 and $947,000, respectively, were expended for research and development.  The costs incurred for each of the three years are primarily attributable to the development and commercialization of Altrazeal®.  We continue to perform activities to develop new products and to improve existing products utilizing our proprietary technologies.

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

The regulatory status of our principal products is as follows:

▪	Altrazeal® is a product approved for sale in the U.S., the European Union (together with countries that recognize the CE mark), Australia, and New Zealand;

▪	Other Altrazeal® products are currently in development phases;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in Canada and a number of EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S. as of September 2004; we are completing steps for manufacturing and sale of the product in 2014; and

▪	Our other OraDisc™ products are currently in the development phase.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The medical device and pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., 3M Company, and Molnlycke Health Care are large, well established medical device or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management and burn care, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical, advantages.

Wound care products developed from our Nanoflex® technology, including Altrazeal®, will compete with numerous well established products including Aquacel® marketed by ConvaTec Inc., Silvercel and Promongran marketed by Kinetic Concepts, Inc., Acticoat and Allevyn marketed by Smith and Nephew plc, and Mepitel and Mepliex marketing by Molnlycke Health Care.

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

Employees

As of December 31, 2013, we had 7 full-time employees, including 3 in research and development, 3 in general and administration and 1 in manufacturing and quality.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

Name	Age	Position
Kerry P. Gray	61	President, Chief Executive Officer, Chairman
Terrance K. Wallberg	59	Vice President, Chief Financial Officer, Secretary, Treasurer

Set forth below is certain employment and biographical information with respect to each executive officer of the Company.

Kerry P. Gray has served as one of our directors since March 2006 and currently has served as our President and Chief Executive Officer from January 2006 to March 2009 and since June 2010.  Previously, Mr. Gray was the President and CEO and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc.  Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at the Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

Terrance K. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management from 2004 to 2005 and previous to that was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company from 2000 to 2004.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society of Certified Public Accountants and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

Organizational History

We were incorporated on September 17, 1987 under the laws of the State of Nevada, originally under the name Casinos of the World, Inc.  From April 1993 to January 2002, the Company changed its name on four separate occasions, with Oxford Ventures, Inc. being the Company’s name on January 30, 2002.

On March 29, 2006, we effected a 400:1 reverse stock split and, at the same time, authorized a decrease in authorized shares of common stock from 400,000,000 shares to 200,000,000 shares, and authorized up to 20,000 shares of Preferred Stock.

On March 31, 2006, a subsidiary of the Company, which had acquired, among other things, the net assets of the Nanoflex® and Mucoadhesive OraDisc™ technologies from Access Pharmaceuticals, Inc., merged with and into ULURU Inc., a Delaware corporation ("ULURU Delaware"), and ULURU Delaware become a became a wholly-owned subsidiary of the Company.  On March 31, 2006, we changed our name from "Oxford Ventures, Inc." to "ULURU Inc."  On the same date, we moved our executive offices to Addison, Texas.

On June 29, 2011, we effected a 15:1 reverse stock split.

On September 13, 2011, we filed a certificate of designation creating the Series A Preferred Stock, all of which has been redeemed.

Corporate Information

Our principal executive offices are located at 4452 Beltway Drive, Addison, Texas 75001, and our telephone number is (214) 905-5145.

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

A failure to obtain additional capital when and as needed could jeopardize our operations and the cost of capital may be high.

We believe existing and contemplated arrangements for additional capital or debt should provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014.  If we have unanticipated costs, our revenues are less than expected, or existing commitments do not yield anticipated capital, we may need to obtain additional capital earlier than anticipated.  In any case, absence a significant increase in revenue, we will need to raise additional capital to fund our operations over the longer term.

As we go to market to raise capital, we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing shareholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.

Our financial condition limits our ability to borrow funds as may be required to fund our future operations.

We rely on capital from loans and the sale of equity securities to fund our operations due to our limited revenue.  Our ability to borrow funds is limited by our financial condition.  If we do not experience a significant increase in revenue, and are unable to raise additional capital, we may be required to discontinue operations.  Any capital we are able to raise will generally be on terms that are disadvantageous to the company.

Sales of our products are dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sell our key products has been licensed to third parties and to entities in which we have minority equity stakes.  This presents certain risks, including the following:

▪
our commercial partners and licensees may not place the same priority on sales of our products as we do, may fail to honor contractual commitments, may not have the expertise, market strength or other characteristics necessary to effectively market our products, may dedicate only limited resources to, and/or may abandon, marketing of a product for reasons, including reasons such as a shift in corporate focus, unrelated to its merits;

▪
our commercial partners may be in the early stages of development and may not have sufficient liquidity to effectively obtain approvals for and market our products consistent with contractual commitments or our expectations;

▪	we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of our arrangements or have other negative consequences; and
▪	even if the commercialization and marketing of products is successful, our revenue share may be limited and may not exceed our associated development and operating costs.

If any of these risks are realized, our revenues are unlikely to be sufficient to support our operations over the long terms, and we may have to discontinue operations.

We may not successfully commercialize our product candidates.

Our product candidates are subject to the risks of failure inherent in the development of pharmaceuticals based on new technologies.  Our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues.  We may be unable to successfully commercialize our product candidates because:

▪	some or all of our product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
▪	our product candidates, if safe and effective, may be too difficult to develop into commercially viable products;
▪	it may be difficult to manufacture or market our product candidates on a large scale;
▪	given our limited market presence, we may be unable, directly or indirectly through licensees, to effectively market and distribute our products or establish a strong brand;
▪	proprietary rights of third parties may preclude us from marketing our product candidates; and
▪	third parties may market superior or equivalent products.

If we are unable to maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal®.

If we are unable to establish the capabilities to sell, market and distribute Altrazeal® by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Altrazeal®. In that event, we will not be able to generate significant revenues. We may be unable to enter into and maintain any marketing or distribution agreements with third-parties on acceptable terms, if at all. Even if we enter into marketing and distribution agreements with third parties on acceptable terms, such agreements may contain terms that are disadvantageous to us, and licensees under such agreement may not expend sufficient resources to effectively market our products. We may not be successful in commercializing Altrazeal®.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the development and commercialization of our potential pharmaceutical products requires us to enter into various arrangements with corporations, collaborators, licensees and others in order to develop, produce and market our products. Our business depends upon our ability to enter into agreements for the development, production and marketing of our products on reasonable terms, which we may be unable to do.  Even if we enter into such agreements, we are subject to the risk that the counterparty to the agreement will not fulfill their obligations under such agreements. Our ability to successfully commercialize, and market our products and product candidates will be harmed if our existing relationship are terminated, we are unable to enter into new relations or our partners fail to fulfill their obligations under the agreements.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have limited experience in the manufacture of pharmaceutical products in commercial quantities. As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to manufacture, package, label, and deliver our pharmaceutical products.  Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products or if the prices charged by such manufacturers are higher than anticipated.  Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA.  If any such manufactures fail to comply with FDA requirements, they may be unable to manufacture our products.  If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.  Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

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

Our ability to successfully commercialize our drug or device candidates could substantially depend upon the availability of reimbursement for the costs of the resulting drugs or devices and related treatments.

The successful commercialization of, and the interest of potential collaborative partners to invest in the commercialization of our drug or device candidates, may depend substantially upon the reimbursement prices paid being at acceptable levels by government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  To date, the costs of our marketed products generally have been reimbursed at acceptable levels; however, the amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs or devices that we may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop may reduce the demand for, or price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

Intense competition may limit our ability to successfully develop and market commercial products.

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical, device, and chemical companies.

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Smith & Nephew plc, Kinetic Concepts, Inc., ConvaTec Inc., 3M Company, Molnlycke Health Care, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical advantages.

Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our Aphthasol® product. OTC products including Orajel (Church and Dwight) and Anbesol (Pfizer Consumer Healthcare) also compete in the aphthous ulcer market.

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

The market may not accept any medical device or pharmaceutical products that we successfully develop.

The drugs and devices that we are attempting to develop may compete with a number of well-established drugs and devices manufactured and marketed by major pharmaceutical companies.  The degree of market acceptance of any drugs or devices developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our product candidates, the potential advantage of our product candidates over existing therapies and the reimbursement policies of government and third-party payers, and the effectiveness of our marketing efforts and those of our partners.  Physicians, patients or the medical community in general may not accept or use any drugs or devices that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, we may be subject to legal actions by shareholders, regulators or other parties. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial preparation and presentation.

While we continue to evaluate and improve our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could also  cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price and lead to disruptions, litigation and liabilities.

Trends toward managed health care and downward price pressure on medical products and services may limit our ability to profitably sell any drugs or devices that we develop.

Lower prices for health care products may result from:

▪	Third-party payers’ increasing challenges to the prices charged for medical products and services;

▪
The trend toward managed health care in the Unites States and the concurrent growth of HMOs and similar organizations that can control or significantly influence the purchase of healthcare services and products; and

▪	The Affordable Care Act (a/k/a Obama care) and other proposals to reform healthcare or reduce government insurance programs.

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

We are highly dependent upon the efforts of our senior management and scientific team, all of which are employed on an at-will basis.  The loss of the services of one or more of these individuals could delay or prevent the achievement of our development or product commercialization objectives. We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities and we may be unsuccessful in attracting and retaining these personnel.

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

Risks Related to Development, Clinical Testing and Regulatory Approval

We are subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercialize any new drug products that we may develop.

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

We are subject to changing rules and regulations of various federal and state governmental authorities. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission, or SEC, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas.  On January 25, 2011, the SEC adopted final rules concerning “say on pay”. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.  We also may incur liability if we fail to comply with such laws.

Risks Related to Our Intellectual Property

We may not be successful in protecting our intellectual property and proprietary rights.

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical inventions and the scope of claims made under such patents are still developing.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.  As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and European patents and European patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially valuable.

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

On April 2, 2012, we began quotation and trading on the OTCQB™ marketplace, operated by the OTC Markets Group.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  The OTCQB is viewed by most investors as a less desirable, and less liquid, marketplace.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

Our charter allows us to issue up to 200,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 20,000 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a new class of preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issued upon conversion of our Secured Convertible Subordinated Notes.  We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and will likely include sales at a discount from our market prices.  Sales of equity securities by a company at a discount from market price are often associated with a decrease in the market price of the common stock and will dilute the percentage interest owned by existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2013, we did not own any real property.  On January 31, 2006, we entered into a lease agreement for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment requires a minimum monthly lease obligation of $9,193, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time, will increase to $9,379, which is inclusive of monthly operating expenses.

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

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the NYSE Amex, LLC exchange and the OTCQB™ marketplace, as applicable, from January 1, 2012 through December 31, 2013.

Year Ended December 31, 2013	High	Low
First Quarter	$0.38	$0.28
Second Quarter	$0.61	$0.29
Third Quarter	$0.65	$0.42
Fourth Quarter	$0.69	$0.38

Year Ended December 31, 2012
First Quarter	$0.56	$0.18
Second Quarter	$0.31	$0.20
Third Quarter	$0.35	$0.17
Fourth Quarter	$0.37	$0.20

Holders of Common Stock

As of March 31, 2014, there were approximately 44 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our common stock exceeds the number of registered shareholders and estimate such number at approximately 4,000 shareholders.  As of March 31, 2014, there were 200,000,000 shares of common stock authorized and 23,588,110 shares of common stock issued and outstanding.

The last sales price of our common stock on March 31, 2014 was $1.58 per share as quoted and traded on the OTCQB™ marketplace.

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

As of December 31, 2013, we had granted options to purchase 1,376,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,014,907 were outstanding at a weighted average exercise price of $2.12 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2013, there were 715,647 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	1,014,907	$2.12	715,647

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,014,907	$2.12	715,647

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on our Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral-mucoadhesive film technology (OraDiscTM) and generate revenues through multiple licensing agreements.

Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, numerous additional products are under development utilizing our patented Nanoflex® and OraDiscTM technologies.

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in September 2008, the product is indicated for both exuding acute wounds such as partial thickness burns, donor sites, non-healing surgical wounds, and trauma and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers.

Aphthasol®, our Amlexanox 5% paste product, is the first drug approved by the FDA for the treatment of canker sores.

OraDisc™ A was developed as an improved drug delivery system for amlexanox, the same active ingredient used in Aphthasol® paste for the treatment of canker sores. We anticipate that higher amlexanox concentrations will be achieved at the disease site, increasing the effectiveness of the product.  OraDisc™ A was approved by the FDA in September 2004.

Recent Developments

Altrazeal® marketing and licensing activities

On September 30, 2013, we executed an Exclusive License and Supply Agreement with Altrazeal AG (the “AG Agreement”) to market Altrazeal® in several territories, including Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, and the Commonwealth of Independent States.  Under the terms of the AG Agreement, we received an up-front licensing payment, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed upon price.  We also received a non-dilutable 25% ownership interest in Altrazeal AG.

In October 2013 and February 2014, we executed amendments to the AG Agreement for the purpose of expanding the territories to include Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand), Jordan, and Syria.  It is anticipated that Altrazeal® will be launched in a number of these markets in 2014.

In February 2014, we executed an amendment to the Melmed Agreement for the purpose of expanding the territories to include Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  It is anticipated that Altrazeal® will be launched in a number of these markets in 2014.

Convertible Note – June 2012

On January 22, 2014, we provided notice to Inter-Mountain Capital Corp. (“Inter-Mountain”) of our election to exercise our rights under the $2,210,000 Secured Convertible Note issued to Inter-Mountain (the “June 2012 Note”) and to offset amounts we owed to Inter-Mountain against amounts it owed to us under certain buyer notes. Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.   As a result, the outstanding amount owed under the June 2012 Note was reduced to approximately $317,000 as of January 22, 2014.

On February 27, 2014 and on March 3, 2014, we received conversion notices from Inter-Mountain whereby we issued an aggregate of 435,502 shares of common stock for the final payment of approximately $152,000 due under the June 2012 Note.

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

Common Stock Transaction

January 2013 Offering

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants took place at four closings over twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  We received subsequent funding tranches of $500,000, $300,000, $300,000, and $500,000 for the purchase of 1,250,000, 750,000, 750,000, and 1,250,000 shares of our common stock on May 7, 2013, September 6, 2013, October 24, 2013, and January 6, 2014 respectively.

On January 3, 2014, the Warrants vested with respect to 3,000,000 shares of our common stock and were exercised by an assignee of IPMD on that date pursuant to a Notice of Exercise, accepted by the Company, that provided for the issuance of 750,000 shares of common stock on each of January 31, 2014, February 28, 2014, March 31, 2014, and April 30, 2014 in exchange for the payment of $450,000 on each such date.

On January 31, 2014, IPMD documented the assignment by completing an Assignment Agreement (the “Assignment Agreement”) with The Punch Trust (“TPT”) and Michael I. Sacks (“Sacks”) pursuant to which IPMD completed the assignment to TPT and Sacks its rights and interests to purchase up to 3,000,000 shares of our common stock as detailed in the Warrants and the Notice of Exercise.  Neither TPT nor Sacks paid any monetary consideration to IPMD in connection with the assignments under the Assignment Agreement.

Concurrent with the assignment under the Assignment Agreement described above, ULURU, TPT, Sacks, and IPMD entered into an Implementation Agreement (the “Implementation Agreement”) pursuant to which we consented and agreed to the assignment of the Warrants to TPT and Sacks.  We also agreed to issue and facilitate the delivery of the shares of Common Stock under the Warrants to TPT and Sacks upon their payment of the corresponding purchase price due under the Warrants.  Under the terms of the Warrants, Sacks made payments of $450,000 on each of January 31, 2014 and February 28, 2014 and the Company issued 750,000 shares of Common Stock to him on each date, respectively.  Of the 3,000,000 shares of Common Stock issuable under the Warrants, the Implementation Agreement provides for Sacks to acquire 2,000,000 shares (750,000 on each of January 31 and February 28 and 250,000 on each of March 31 and April 30) and TPT to acquire 1,000,000 shares (500,000 on each of March 31 and April 30).

On January 31, 2014, we also entered into a Registration Rights Agreement with TPT and Sacks whereby we agreed to prepare and file with the SEC a registration statement for the number of shares referred to therein within sixty days after request and to use commercially reasonable efforts to cause such registration statement to be declared effective with the SEC and to keep such registration statement effective for a period of eighty days and, if necessary, such eighty day period being extended for up to sixty additional days.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.  Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2013 our cash and cash equivalents were approximately $5,000 which is a decrease of approximately $16,000 as compared to our cash and cash equivalents at December 31, 2012 of approximately $21,000.  Our working capital (current assets less current liabilities) was approximately $(1,783,000) at December 31, 2013 as compared to our working capital at December 31, 2012 of approximately $(2,774,000).

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2013	2012
Operating activities	$(1,734,000)	$(956,000)
Investing activities	(34,000)	156,000
Financing activities	1,752,000	775,000
Net decrease in cash and cash equivalents	$(16,000)	$(25,000)

Operating Activities

For the year ended December 31, 2013, net cash used in operating activities was approximately $1,734,000.  The principal components of net cash used for the year ended December 31, 2013 were, in approximate numbers, our net loss of $3,081,000, a decrease in accounts payable of $606,000 due to timing of vendor payments, an increase in accounts receivable of $73,000, a decrease in accrued liabilities of $57,000, a decrease in accrued interest of $28,000 due to annual interest payments on our convertible notes, and the cancellation of a warrant issued for services of $49,000.  Our net loss for the year ended December 31, 2013 included substantial non-cash charges of approximately $1,357,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financing costs, common stock issued for wages and services, and interest due on convertible notes settled with common stock.  The aforementioned net cash used for the year ended December 31, 2013 was partially offset by, in approximate numbers, a decrease in notes receivable of $524,000 due to remittance of Investor Notes by Inter-Mountain, a decrease in inventory of $132,000 due to product sales and the write-off of obsolete inventory, a net increase in deferred revenues of $76,000 due primarily to the receipt of a licensing milestone, and a decrease in prepaid expenses of $71,000 due to amortization of expenses.

For the year ended December 31, 2012, net cash used in operating activities was approximately $956,000.  The principal component of net cash used for the year ended December 31, 2012 was our net loss of approximately $3,531,000.  Our net loss for the year ended December 31, 2012 included substantial non-cash charges of approximately $1,219,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financing costs, and common stock issued for services and interest due on convertible notes.  Additional uses of our net cash include, in approximate numbers, an increase of $66,000 in accounts receivable due to product sales to our distributors and a decrease of $4,000 in accrued liabilities.  The aforementioned net cash used for the year ended December 31, 2012 was partially offset by, in approximate numbers, an increase in accounts payable of $701,000 due to timing of vendor payments, a decrease in inventory of $272,000 due to product sales and the write-off of out-of-date and obsolete inventory, a decrease in notes receivable of $198,000 due to remittance of Buyer Trust Deed Note#1 by Inter-Mountain, an increase in deferred revenues of $184,000 due to receipt of licensing milestone payments, an increase in accrued interest of $28,000 relating to our convertible debt, a decrease in other receivable of $26,000 due to final payment from Zindaclin Limited, and a decrease in prepaid expenses of $17,000 due to expense amortization.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was approximately $34,000 and is comprised of our purchase of manufacturing equipment for approximately $39,000 which was partially offset by the proceeds from the sale of equipment for approximately $5,000.

Net cash provided by investing activities for the year ended December 31, 2012 was approximately $156,000 and is comprised of the fourth and final payment to us of $220,000 from the divestiture of our Zindaclin® intangible asset which was partially offset by our purchase of manufacturing equipment for approximately $64,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was approximately $1,752,000 and was comprised of, in approximate numbers, net proceeds of $1,496,000 from the sale of common stock and warrants pursuant to the January 2013 Offering, net proceeds of $328,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, $2,000 from the net proceeds of our redemption of Series A preferred stock, and $8,000 from a decrease in the actual offering costs associated with the sale of preferred stock that occurred in 2011.  These increases due to financing activities were partially offset by the repayment of approximately $82,000 of principle due on the convertible note with Inter-Mountain.

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

Liquidity

As of December 31, 2013, we had cash and cash equivalents of approximately $5,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2014 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, the proceeds of $1,800,000 from the warrant assignment and exercise received in January 2014, and the proceeds of $500,000 from the final funding tranche of the January 2013 Offering received in January 2014, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditure spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek funding from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Other than proceeds of $1,800,000 from the warrant assignment and exercise received in January 2014, we have no agreements with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;
▪	continued scientific progress in our development programs;
▪	the costs involved in filing, prosecuting and enforcing patent claims;
▪	competing technological developments; and
▪	the cost of manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2013, which consists of a lease agreement for office and laboratory space in Addison, Texas, a lease agreement for office equipment, a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our three convertible note agreements.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$149,798	$120,917	$28,881	$	---	$	---
Separation agreement	87,485	87,485	---		---		---
Convertible notes	1,385,441	1,385,441	---		---		---
Total contractual cash obligations	$1,622,724	$1,593,843	$28,881	$	---	$	---

Capital Expenditures

For the years ended December 31, 2013, 2012, and 2011, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $39,000, $64,000, and nil, respectively.  Such expenditures in 2013 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for 2014 will be approximately $60,000 and consist of equipment related to the manufacture of our products and equipment for our computer systems.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off balance sheet arrangements.

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

Comparison of the year ended December 31, 2013 and 2012

Total Revenues

Our revenues totaled approximately $371,000 for the year ended December 31, 2013, as compared to revenues of approximately $371,000 for the year ended December 31, 2012, and were comprised of, in approximate numbers, licensing fees of $49,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $30,000 from the sale of Altrazeal® by our international distributor, and Altrazeal® product sales of $292,000.

The year ended December 31, 2013 revenues were approximately the same as the comparative 2012 revenues.  Although the revenue totals were the same, there were changes in revenues from the prior year, in approximate numbers, comprised of an increase of $30,000 in royalties associated with Altrazeal®, an increase of $12,000 in Altrazeal® product sales, and an increase of $8,000 in Altrazeal® licensing fees.  These revenue increases were partially offset by, in approximate numbers, a decrease of $50,000 in royalties associated with Aphthasol®.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $222,000 for the year ended December 31, 2013 and was comprised of, in approximate numbers, $162,000 from the sale of our Altrazeal® products and $60,000 from the write-off of obsolete finished goods and raw materials.

Cost of goods sold totaled approximately $244,000 for the year ended December 31, 2012 and was comprised of, in approximate numbers, $156,000 from the sale of our Altrazeal® products and $88,000 from the write-off of obsolete finished goods.

Research and Development

Research and development expenses totaled approximately $788,000 for the year ended December 31, 2013, which included approximately $17,000 of share-based compensation, compared to approximately $833,000 for the year ended December 31, 2012, which included approximately $10,000 of share-based compensation.  The decrease of approximately $45,000 in research and development expenses was primarily due to, in approximate numbers, a $108,000 decrease in regulatory costs associated with Prescription Drug User Fee Act, a $58,000 decrease in scientific compensation costs related to share-based compensation and a lower head count, a $40,000 decrease in clinical study costs, and a $6,000 decrease in costs for regulatory consulting.  These expense decreases were partially offset by, in approximate numbers, a $167,000 increase in development costs primarily relating to commercialization of Altrazeal®.

The direct research and development expenses for the years ended December 31, 2013 and 2012 were, in approximate numbers, as follows:

	Year Ended December 31,
Technology	2013	2012
Wound care & Nanoflex®	$321,000	$152,000
OraDisc™	18,000	16,000
Aphthasol® & other technologies	2,000	6,000
Total	$341,000	$174,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,288,000 for the year ended December 31, 2013, which included approximately $65,000 of share-based compensation, compared to approximately $1,791,000 for the year ended December 31, 2012, which included approximately $36,000 in share-based compensation.

The decrease of approximately $503,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $330,000 in sales & marketing costs due to a revised sales and marketing plan and a lower head count, a decrease of $104,000 in legal fees related to equity transactions, filings with the SEC and licensing matters, a decrease of $54,000 in investor relations consulting, a decrease of $46,000 in bad debt expense related to costs of $28,000 associated with the early remittance of the receivable from our March 2012 divestiture of the Zindaclin® technology and bad debt recoveries of $18,000, a decrease of $40,000 in insurance costs, a decrease of $18,000 in legal costs related to our patents, a decrease of $14,000 in consulting costs related to XBRL reporting, a decrease of $10,000 in occupancy costs, a decrease of $6,000 in accounting fees associated with our annual audit, a decrease of $5,000 in property taxes, and a decrease of $5,000 in fees associated with listing exchange fees.  These expense decreases were partially offset by, in approximate numbers, an increase of $86,000 in legal fees related to a licensing agreement dispute, an increase of $32,000 in costs for director fees, an increase of $8,000 in consulting fees related to licensing agreement procurement, and an increase of $3,000 in compensation costs related to share-based compensation,.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $475,000 for the year ended December 31, 2013 as compared to approximately $476,000 for the year ended December 31, 2012.  The expense for each period consists of amortization associated with our acquired patents.  There were no purchases of patents during the years ended December 31, 2013 and 2012.

Depreciation

Depreciation expense totaled approximately $245,000 for the year ended December 31, 2013 as compared to approximately $291,000 for the year ended December 31, 2012.  The decrease of approximately $46,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $70,000 for the year ended December 31, 2013 as compared to approximately $62,000 for the year ended December 31, 2012.  The increase of approximately $8,000 is primarily attributable to an increase in interest income resulting from interest recognized from the outstanding notes receivable from Inter-Mountain.

Interest Expense

Interest expense totaled approximately $507,000 for the year ended December 31, 2013 as compared to approximately $328,000 for the year ended December 31, 2012.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The increase of approximately $179,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2013 and 2012, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2013, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At December 31, 2013 and December 31, 2012 our cash and cash equivalents totaled approximately $5,000 and $21,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2013 and at December 31, 2012.  As of December 31, 2013, two customers exceeded the 5% threshold, with 86% and 11%, respectively.  Two customers exceeded the 5% threshold at December 31, 2012, with 77% and 13%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2013 our internal control over financial reporting is effective.

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

The information required by this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2014 Annual Meeting of Stockholders (our “2014 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	F - 1
		Consolidated Balance Sheets as of December 31, 2013 and 2012	F - 2
		Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F - 3
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F - 4
		Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F - 5
		Notes to Consolidated Financial Statements	F - 6

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 31, 2014	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: March 31, 2014	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 31, 2014	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 31, 2014	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer, Director

Date: March 31, 2014	/s/ Klaus Kuehne
Klaus Kuehne, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, Uluru Acquisition Corp., and ULURU Delaware Inc. (1)
2.2.1		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
2.2.2		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
3.1		Restated Articles of Incorporation dated November 5, 2007. (5)
3.2		Amended and Restated Bylaws dated December 5, 2008. (6)
3.3		Certificate of Designations of Series A Preferred Stock. (15)
4.1		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (11)
4.2		Common Stock Purchase Warrants dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (13)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
4.5		Common Stock Purchase Warrant #4 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (17)
4.6		Common Stock Purchase Warrant dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (19)
4.7		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (20)
4.8		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (20)
10.1		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.2		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (23)
10.4		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.5.1		License and Supply Agreement dated April 15, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.5.2		Amendment to License and Supply Agreement dated November 18, 2005 by and between ULURU Delaware Inc. and Discus Dental. (3)
10.6	*	Uluru Inc. 2006 Equity Incentive Plan. (2)
10.7		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (7)
10.8	*	Separation Agreement dated March 9, 2009 by and between ULURU Inc. and Kerry P. Gray. (8)
10.9	*	Indemnification Agreements dated July 10, 2009 by and between ULURU Inc. and its current directors. (9)
10.10	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (10)
10.11		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (12)
10.12		Securities and Purchase Agreement dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto.(13)
10.13		Secured Convertible Subordinated Note dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
10.14		Security Agreement dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (14)
10.15		Secured Convertible Subordinated Note dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
10.16		Security Agreement dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
10.17.1		Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (16)
10.17.2	**	Amendment to Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Melmed Holding AG.
10.18.1		License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (16)
10.18.2		Amendment No. 1 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (21)
10.18.3	**	Amendment No. 2 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG.
10.18.4	**	Amendment No. 3 to License and Supply Agreement dated February 2, 2014 by and between ULURU Inc. and Melmed Holding AG.
10.19		Secured Convertible Promissory Note dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (17)
10.20		Securities Purchase Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (17)
10.21		Security Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (17)
10.22		Registration Rights Agreement dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (17)
10.23		Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH. (18)
10.24		Shareholders’ Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (21)
10.25		License and Supply Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (21)
10.26		Securities Purchase Agreement dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH. (19)
10.27		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (20)
10.28.1		Exclusive License and Supply Agreement dated September 30, 2013 by and between ULURU Inc. and Altrazeal AG. (22)
10.28.2	**	Amendment No. 1 to Exclusive License and Supply Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG.
10.29	**	Registration Rights Agreement dated January 31, 2014 by and between ULURU Inc. and the investors’ party thereto.
10.30	**	Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG.
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(5)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(6)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(7)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(8)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2009.
(9)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(10)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(11)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(12)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(13)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(14)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(15)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(16)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(17)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
(18)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(19)		Incorporated by reference to the Company’s Form 8-K filed on December 27, 2012.
(20)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.
(21)		Incorporated by reference to the Company’s Form 10-K filed on March 29, 2013.
(22)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2013.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F – 2

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F – 3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F – 4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F – 5

Notes to Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 31, 2014

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$5,119	$21,549
Accounts receivable, net	185,078	111,898
Notes receivable and accrued interest, current portion	777,710	260,444
Inventory	395,605	527,643
Prepaid expenses and deferred charges	123,812	194,448
Total Current Assets	1,487,324	1,115,982

Property, Equipment and Leasehold Improvements, net	638,614	845,535

Other Assets
Intangible assets, net	3,670,837	4,145,985
Notes receivable and accrued interest, net of current portion	---	1,041,776
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	86,770	160,770
Deposits	18,069	18,069
Total Other Assets	3,775,676	5,366,600
TOTAL ASSETS	$5,901,614	$7,328,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,734,725	$2,340,782
Accrued liabilities	315,963	372,965
Accrued interest	13,360	41,141
Convertible notes payable, net of unamortized debt discount, current portion	1,147,057	1,089,619
Deferred revenue, current portion	58,959	45,227
Total Current Liabilities	3,270,064	3,889,734

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	---	751,543
Deferred revenue, net of current portion	898,133	835,553
Total Long Term Liabilities	898,133	1,587,096

TOTAL LIABILITIES	4,168,197	5,476,830

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; nil and 65 shares issued and outstanding, aggregate liquidation value of nil and $701,843, at December 31, 2013 and December 31, 2012, respectively	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
18,871,420 and 10,074,448 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	18,872	10,075
Additional paid-in capital	53,336,127	51,336,931
Promissory notes receivable and accrued interest for common stock issuance	---	(985,287)
Accumulated (deficit)	(51,621,582)	(48,510,432)
TOTAL STOCKHOLDERS’ EQUITY	1,733,417	1,851,287
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,901,614	$7,328,117

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
Revenues
License fees	$48,688	$40,563
Royalty income	30,016	49,918
Product sales, net	291,864	280,113
Total Revenues	370,568	370,594

Costs and Expenses
Cost of goods sold	222,122	243,538
Research and development	788,242	832,931
Selling, general and administrative	1,288,050	1,791,221
Amortization of intangible assets	475,148	476,450
Depreciation	244,704	291,274
Total Costs and Expenses	3,018,266	3,635,414
Operating (Loss)	(2,647,698)	(3,264,820)

Other Income (Expense)
Interest and miscellaneous income	69,686	61,719
Interest expense	(506,529)	(328,248)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Gain on sale of equipment	3,627	---
(Loss) Before Income Taxes	(3,080,914)	(3,531,349)

Income taxes	---	---
Net (Loss)	$(3,080,914)	$(3,531,349)

Less preferred stock dividends	(30,236)	(47,456)
Net (Loss) Allocable to Common Stockholders	$(3,111,150)	$(3,578,805)

Basic and diluted net (loss) per common share	$(0.21)	$(0.42)

Weighted average number of common shares outstanding	14,772,578	8,493,703

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2013 and 2012
	Preferred Stock			Common Stock		Additional Paid-in	Promissory Notes Receivable	Accumulated	Stockholders’
	Shares Issued	Amount		Shares Issued	Amount	Capital	and Accrued Interest	(Deficit)	Equity

Balance as of December 31, 2011	25		---	7,269,063	7,269	49,750,792	(725,045)	(44,931,627)	4,101,389

Issuance of common stock in a private placement	---		---	491,636	492	245,326	(245,818)	---	---

Issuance of common stock for principle and interest due on convertible note	---		---	1,987,992	1,988	331,344	---	---	333,332

Issuance of common stock for services	---		---	325,000	325	129,675	---	---	130,000

Issuance of common stock – vesting of restricted stock	---		---	699	1	(1)	---	---	---

Issuance of Series A preferred stock in a private placement, net of fund raising costs of $14,514	40		---	---	---	275,761	---	---	275,761

Issuance of warrants for services	---		---	---	---	48,776	---	---	48,776

Issuance of warrants in connection with convertible promissory note	---		---	---	---	457,912	---	---	457,912

Offering costs in connection with convertible promissory note	---		---	---	---	(42,710)	---	---	(42,710)

Offering costs adjustment – Series A preferred stock sale in 2011	---		---	---	---	31,961	---	---	31,961

Repurchase of common stock (fractional shares from reverse stock split)	---		---	58	---	21	---	---	21

Accrued interest on promissory notes for issuance of common stock	---		---	---	---	14,424	(14,424)	---	---

Accrued dividends on Series A preferred stock	---		---	---	---	47,456	---	(47,456)	---

Share-based compensation of employees	---		---	---	---	17,915	---	---	17,915

Share-based compensation of non-employees	---		---	---	---	28,279	---	---	28,279

Net (loss)	---		---	---	---	---	---	(3,531,349)	(3,531,349)
Balance as of December 31, 2012	65	$	---	10,074,448	$10,075	$51,336,931	$(985,287)	$(48,510,432)	$1,851,287

Issuance of common stock and warrants in a private placement, net of offering costs of $4,379	---		---	3,750,000	3,750	1,491,871	---	---	1,495,621

Issuance of common stock and warrants in a private placement, net of offering costs of $2,175	---		---	825,000	825	327,000	---	---	327,825

Issuance of common stock for principle and interest due on convertible note	---		---	3,072,648	3,073	915,257	---	---	918,330

Issuance of common stock for services and wages	---		---	423,750	424	177,826	---	---	178,250

Issuance of common stock – 725,274 shares for cashless exercise of warrants to purchase 1,571,428 shares	---		---	725,274	725	(725)	---	---	---

Issuance of common stock – vesting of restricted stock	---		---	300	---	---	---	---	---

Redemption of Series A preferred stock	(65)		---	---	---	(992,430)	994,294	---	1,864

Offering costs adjustment – Series A preferred stock sale in 2011	---		---	---	---	8,000	---	---	8,000

Cancellation of warrants issued for services	---		---	---	---	(48,776)	---	---	(48,776)

Accrued interest on promissory notes for issuance of common stock	---		---	---	---	9,007	(9,007)	---	---

Accrued dividends on Series A preferred stock	---		---	---	---	30,236	---	(30,236)	---

Share-based compensation of employees	---		---	---	---	15,648	---	---	15,648

Share-based compensation of non-employees	---		---	---	---	66,282	---	---	66,282

Net (loss)	---		---	---	---	---	---	(3,080,914)	(3,080,914)
Balance as of December 31, 2013	---	$	---	18,871,420	$18,872	$53,336,127	$ ---	$(51,621,582)	$1,733,417

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013		2012
OPERATING ACTIVITIES :
Net (loss)		$(3,080,914)		$(3,531,349)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of intangible assets		475,148		476,450
Depreciation		244,704		291,274
Share-based compensation for stock and options issued to employees		15,648		17,915
Share-based compensation for options issued to non-employees		66,282		28,279
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible notes		178,548		97,901
Amortization of deferred financing costs		74,000		39,230
Warrants issued (cancelled) for services		(48,776)		48,776
Common stock issued for services		158,250		130,000
Common stock issued for wages		20,000		---
Common stock issued for interest due on convertible note		127,343		89,622
Gain on sale of equipment		(3,627)		---

Change in operating assets and liabilities:
Accounts receivable		(73,180)		(66,477)
Other receivable		---		26,410
Inventory		132,038		271,841
Prepaid expenses and deferred charges		70,636		17,074
Notes receivable and accrued interest		524,510		197,780
Accounts payable		(606,057)		700,571
Accrued liabilities		(57,002)		(3,577)
Accrued interest		(27,781)		28,088
Deferred revenue		76,312		184,437
Total		1,346,996		2,575,594

Net Cash Used in Operating Activities		(1,733,918)		(955,755)

INVESTING ACTIVITIES :
Purchase of property and equipment		(39,093)		(64,349)
Proceeds from sale of equipment		4,937		---
Proceeds from sale of intangible asset		---		220,000
Net Cash Provided by (Used in) Investing Activities		(34,156)		155,651

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		1,823,446		---
Proceeds from sale of preferred stock, net		---		275,761
Proceeds from redemption of preferred stock, net		1,864		---
Proceeds from issuance of convertible note and warrants, net		---		467,290
Repayment of principle due on convertible note		(81,666)
Offering cost adjustment – preferred stock sale in 2011		8,000		31,961
Cash paid in lieu of fractional shares		---		21
Net Cash Provided by Financing Activities		1,751,644		775,033

Net Decrease in Cash		(16,430)		(25,071)

Cash, beginning of period		21,549		46,620
Cash, end of period		$5,119		$21,549

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$35,467		$5,532

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$	---		$245,818
Issuance of common stock for principle due on convertible note		$790,987		$243,710
Issuance of 725,274 shares of common stock pursuant to cashless exercise of warrants to purchase 1,571,428 shares of common stock	$	---	$	---
Redemption of 65 shares of Series A preferred stock by offset of notes receivable ($969,000) and accrued interest thereon	$	---	$	---
Issuance of notes receivable in connection with June 2012 Note (see Note 6.)	$	---		$1,500,000
Deferred financing costs in connection with June 2012 Note	$	---		$200,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $907 and $18,932, respectively.  For the years ended December 31, 2013 and 2012, the accounts written off as uncollectible or previously written off and recovered were $(1,126) and $17,135, respectively.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the United States Food and Drug Administration (“FDA”) in connection with new drug applications submitted by us and annual prescription drug user fees (“PDUFA”). Such fees are being amortized ratably over the FDA’s prescribed fiscal period of twelve months ending September 30th.  As of December 31, 2013 and 2012, the amount of prepaid PDUFA fees was nil and $73,582, respectively.

Additionally, we amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

Notes Receivable

Notes receivable are stated at unpaid principle balance.  Interest on notes receivable is recognized over the term of the note and is calculated by the simple interest method on principle amounts outstanding.  We estimate the collectability of our notes receivable.  This estimate is based on similar evaluation criteria as used in estimating the collectability of our trade accounts receivable.  Notes receivable are subject to an allowance for collection when it is probable that the balance, or a portion thereof, will not be collected.  As of December 31, 2013 and 2012, the allowance for collection for our notes receivable was nil.

Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  Estimated useful lives for property, equipment, and leasehold improvements categories are as follows:

Furniture, fixtures, and laboratory equipment	7 years
Computer and office equipment	5 years
Computer software	3 years
Leasehold improvements	Lease term

Intangible Assets

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

Deferred Financing Costs

We defer financing costs associated with the issuance of our convertible notes payable and amortize those costs over the period of the convertible notes using the effective interest method.  In 2012, we incurred $200,000 of financing costs related to our convertible note payable with Inter-Mountain Capital Corp.  During 2013 and 2012, we recorded amortization of approximately $74,000 and $39,000, respectively, of deferred financing costs. Other assets at December 31, 2013 and 2012 included net deferred financing costs of approximately of $87,000 and $161,000, respectively.

Accrual for Clinical Study Costs

We record accruals for estimated clinical study costs.  Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites.  These costs are recorded as a component of research and development expenses.  We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual costs incurred may or may not match the estimated costs for a given accounting period.  As of December 31, 2013 and 2012, the accrual for estimated clinical study costs was nil.

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

Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2013 and 2012.

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

Basic and Diluted Net Loss Per Common Share

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2013, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2013 and December 31, 2012 our cash and cash equivalents totaled $5,119 and $21,549, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2013 and at December 31, 2012.  As of December 31, 2013, two customers exceeded the 5% threshold, with 86% and 11%, respectively.  Two customers exceeded the 5% threshold at December 31, 2012, with 77% and 13%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

We determined that all embedded items associated with financial instruments during 2013 and 2012 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2013 and 2012, we did not have any derivative instruments.

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

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2013 that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities for Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2013	%	2012	%
Domestic	$65,546	18%	$177,440	48%
International	305,022	82%	193,154	52%
Total	$370,568	100%	$370,594	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2013	2012
Customer A	Altrazeal®	67%	32%
Customer B	Altrazeal® Veterinary	---	14%
Customer C	Aphthasol®	---	13%
Total		67%	59%

NOTE 5.	OTHER RECEIVABLE

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

On June 27, 2012, we entered into a Securities Purchase Agreement related to our issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  As part of the June 2012 Note transaction, we received $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”) and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  On October 5, 2012, we and Inter-Mountain entered into a First Amendment to Buyer Trust Deed Note #1 (the “Trust Deed Note Amendment”) for the purpose of revising certain terms and conditions contained in the Buyer Trust Deed Note #1, to include receiving payments of $100,000, $100,000, and $50,000 on October 5, 2012, November 30, 2012, and December 31, 2012, respectively, and any interest thereon.  As of December 31, 2013, we had $777,710 in notes receivable which is comprised of $687,500 for three Investor Notes and $90,210 for accrued interest thereon.

Please refer to Note 12. for a more detailed description of the June 2012 Note transaction.

NOTE 7.	INVENTORY

As of December 31, 2013, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the years ended December 31, 2013 and 2012, we wrote off approximately $60,000 and $88,000, respectively, in obsolete inventories.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2013	2012
Finished goods	$85,993	$303,779
Work-in-progress	299,464	190,794
Raw materials	10,148	33,070
Total	$395,605	$527,643

NOTE 8.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2013	2012
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,581,728	1,547,572
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,246,925	2,212,769
Less: accumulated depreciation and amortization	(1,608,311)	(1,367,234)
Property, equipment and leasehold improvements, net	$638,614	$845,535

Depreciation expense on property, equipment, and leasehold improvements was $244,704 and $291,274 for the years ended December 31, 2013 and 2012, respectively.

NOTE 9.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2013	2012
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(5,955,101)	(5,479,953)
Intangible assets, net	$3,670,837	$4,145,985

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2013.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $475,148 and $476,450 for the years ended December 31, 2013 and 2012, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2013, is as follows:

Calendar Years	Future Amortization Expense
2014	$475,148
2015	475,148
2016	476,450
2017	475,148
2018	475,148
2019 & Beyond	1,293,795
Total	$3,670,837

NOTE 10.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

Financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2013 and 2012 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each year.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the years ended December 31, 2013 and 2012 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such years and no additional losses would be charged to operations.

Based upon the unaudited financial statements provided by Altrazeal Trading Ltd. for the year ended December 31, 2012, our unrecorded share of Altrazeal Trading Ltd. losses for the year ended December 31, 2012 totaled $82,740.

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

As of December 31, 2013, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the year ended December 31, 2013.

NOTE 11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2013	2012
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	148,683	213,005
Accrued insurance payable	60,113	52,629
Product rebates/returns	32	81
Other	836	951
Total accrued liabilities	$315,963	$372,965

NOTE 12.	CONVERTIBLE DEBT

Convertible Note – June 2012

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to our issuance of the June 2012 Note, with Inter-Mountain.  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”), each of which bears interest at the rate of 8.0% per annum, and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  The purchase price of the June 2012 Note also reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants have terminated, as described below.  For the year ended December 31, 2013, we issued 725,274 shares of common stock to Inter-Mountain for the cashless exercise of three warrants to purchase 1,571,428 shares of common stock.

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

On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes. Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to amounts paid under the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.   As a result, the outstanding amount owed under the June 2012 Note was reduced to approximately $317,000 as of January 22, 2014.

On February 27, 2014 and on March 3, 2014, we received conversion notices from Inter-Mountain whereby we issued an aggregate of 435,502 shares of common stock for the final payment of approximately $152,000 due under the June 2012 Note.

Convertible Note – July 2011

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

Convertible Note – June 2011

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

Information relating to our convertible notes payable is as follows:
					As of December 31, 2013
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)(2)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$1,780	$138,220
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	4,262	120,738
June 2012 Note	2,210,000	8.0%	03/27/2015	$0.35	1,093,638	205,539	888,099
Total	$2,475,000				$1,358,638	$211,581	$1,147,057

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

The amount of interest cost recognized from our convertible notes payable was $157,027 and $117,711 for years ended December 31, 2013 and 2012, respectively.

The amount of debt discount amortized from our convertible notes payable was $178,548 and $97,901 for years ended December 31, 2013 and 2012, respectively.

The future minimum payments relating to our convertible notes payable, as of December 31, 2013, are as follows:

	Payments Due By Period
Transaction	Total	2014	2015	2016	2017	2018
June 2011 Note	$ 140,000	$ 140,000	$ ---	$ ---	$ ---	$ ---
July 2011 Note	125,000	125,000	---	---	---	---
June 2012 Note	1,093,638	1,093,638	---	---	---	---
Total	$ 1,358,638	$ 1,358,638	$ ---	$ ---	$ ---	$ ---

NOTE 13.	EQUITY TRANSACTIONS

Common Stock Transactions

March 2013 Offering

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our common stock, par value $0.001 per share (the “March Shares”) and warrants to purchase up to 660,000 shares of our common stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants will take place at four closings over the next twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our common stock.  We received subsequent funding tranches of $110,000, $132,000, and $110,000 for the purchase of 275,000, 330,000, and 275,000 shares of our common stock on July 15, 2013, November 14, 2013, and March 14, 2014, respectively.

January 2013 Offering

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock, par value $0.001 per share (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants will take place at four closings over the next twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  We received subsequent funding tranches of $500,000, $300,000, $300,000, and $500,000 for the purchase of 1,250,000, 750,000, 750,000, and 1,250,000 shares of our common stock on May 7, 2013, September 6, 2013, October 24, 2013, and January 6, 2014 respectively.

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

On January 3, 2014, the Warrants vested with respect to 3,000,000 shares of our common stock and were exercised by IPMD on that date pursuant to a Notice of Exercise, accepted by the Company, that provided for the issuance of 750,000 shares of common stock on each of January 31, 2014, February 28, 2014, March 31, 2014, and April 30, 2014 in exchange for the payment of $450,000 on each such date.

On January 31, 2014, IPMD entered into an Assignment Agreement (the “Assignment Agreement”) with The Punch Trust (“TPT”) and Michael I. Sacks (“Sacks”) pursuant to which IPMD assigned to TPT and Sacks its rights and interests to purchase up to 3,000,000 shares of our common stock as detailed in the Warrants and the Notice of Exercise.  Neither TPT nor Sacks paid any monetary consideration to IPMD in connection with the assignments under the Assignment Agreement.

Concurrent with the assignment under the Assignment Agreement described above, ULURU, TPT, Sacks, and IPMD entered into an Implementation Agreement (the “Implementation Agreement”) pursuant to which we consented and agreed to the assignment of the Warrants to TPT and Sacks.  We also agreed to issue and facilitate the delivery of the shares of Common Stock under the Warrants to TPT and Sacks upon their payment of the corresponding purchase price due under the Warrants.  Under the terms of the Warrants, Sacks made payments of $450,000 on each of January 31, 2014 and February 28, 2014 and the Company issued 750,000 shares of Common Stock to him on each date, respectively. Of the 3,000,000 shares of Common Stock issuable under the Warrants, the Implementation Agreement provides for Sacks to acquire 2,000,000 shares (750,000 on each of January 31 and February 28 and 250,000 on each of March 31 and April 30) and TPT to acquire 1,000,000 shares (500,000 on each of March 31 and April 30).

On January 31, 2014, we also entered into a Registration Rights Agreement with TPT and Sacks whereby we agreed to prepare and file with the SEC a registration statement for the number of shares referred to therein within sixty days after request and to use commercially reasonable efforts to cause such registration statement to be declared effective with the SEC and to keep such registration statement effective for a period of eighty days and, if necessary, such eighty day period being extended for up to sixty additional days.

NOTE 14.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2013, we had 18,871,420 shares of common stock issued and outstanding.  We issued 8,796,972 shares of common stock for the year ended December 31, 2013 comprised of 3,750,000 shares of common stock issued to IPMD pursuant to the January 2013 Offering, 825,000 shares of common stock issued to Messrs. Gray and Wallberg pursuant to the March 2013 Offering, 3,072,648 shares of common stock issued for installment payments due on the June 2012 Note with Inter-Mountain, 725,274 shares of common stock issued for the cashless exercise of warrants held by Inter-Mountain, 363,750 shares of common stock issued for consulting services, 60,000 shares of common stock issued in lieu of wages, and 300 shares of common stock issued for the vesting of certain restricted stock awards

Preferred Stock

As of December 31, 2013, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the year ended December 31, 2013, we did not issue any new Series A Shares.

On August 15, 2013, we provided notice to Ironridge Global III, LLC (“Ironridge”) for the redemption of all of the outstanding Series A Shares, a total of 65 Series A Shares.  An affiliate of Ironridge, the issuer of promissory notes held by us, due 7.5 years from the issue date, in the principal amount of $969,000 (the “Notes”), agreed to accept the cancellation of the Notes held by us as full and final payment for the redemption amounts of the Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2013 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2011	612,594	$2.45

Warrants issued	1,428,571	0.35
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2012	2,041,165	$0.98

Warrants issued	4,445,714	0.56
Warrants exercised (1)	(1,571,428)	0.35
Warrants cancelled	(250,000)	0.35
Balance as of December 31, 2013 (1)	4,665,451	$0.82

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants for 1,571,428 shares of common stock have been exercised.  For the purposes of this Table, only such net vested shares of common stock from the fourth warrant (392,857 shares) have been included, based upon an exercise price of $0.35 per share of common stock.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.

For the year ended December 31, 2013, we issued warrants to purchase up to an aggregate of 4,445,714 shares of our common stock which consisted of (i) a warrant issued to IPMD pursuant to the January 2013 Offering to purchase up to an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.60 per share, (ii) a warrant issued to Kerry P. Gray pursuant to the March 2013 Offering to purchase up to an aggregate of 600,000 shares of our common stock at an exercise price of $0.60 per share, (iii) a warrant issued to Terrance K. Wallberg pursuant to the March 2013 Offering to purchase up to an aggregate of 60,000 shares of our common stock at an exercise price of $0.60 per share, and (iv) two warrants issued to Inter-Mountain to purchase up to an aggregate of 785,714 shares of our common stock at an exercise price of $0.35 per share.  Also occurring during the year ended December 31, 2013 was the cashless exercise of warrants to purchase 1,571,428 shares of our common stock, at an exercise price of $0.35 per share, by Inter-Mountain and the cancellation of a warrant issued to NUWA Group LLC to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share.

Of the warrant shares subject to exercise as of December 31, 2013, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 3, 2014	3,000,000
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	392,857
March 14, 2018	660,000
Total	4,665,451

NOTE 15.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	December 31, 2013	December 31, 2012
Warrants to purchase common stock (1)	4,665,451	2,041,165
Stock options to purchase common stock	1,014,907	158,409
Unvested restricted common stock	---	300
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (2)	3,124,680	5,617,974
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (3)	253,315	368,637
Common stock issuable upon the assumed conversion of our Series A preferred stock (4)(5)	---	1,002,634
Total	9,058,353	9,189,119

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of common stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of common stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants for 1,571,428 shares of common stock have been exercised.  For the purposes of this Table, only such net vested shares of common stock from the fourth warrant (392,857 shares) have been included, based upon an exercise price of $0.35 per share of common stock.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.

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

(3)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of common stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of common stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be December 31, 2013.

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2013	2012(1)
Incentive Stock Options
Quantity	232,500	---
Weighted average fair value per share	$0.24	---
Fair value	$56,112	---

Nonstatutory Stock Options
Quantity	735,000	---
Weighted average fair value per share	$0.24	---
Fair value	$177,388	---

(1)	The Company did not award any share-based compensation for the year ended December 31, 2012.

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

	2013	2012 (4)
Incentive Stock Options
Expected volatility (1)	103.55%	---
Risk-fee interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---

Nonstatutory Stock Options
Expected volatility (1)	103.55%	---
Risk-fee interest rate % (2)	0.81%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any share-based compensation for the year ended December 31, 2012.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2013	2012
Research and development	$16,863	$6,280
Selling, general and administrative	64,076	31,617
Total share-based compensation expense	$80,939	$37,897

At December 31, 2013, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $152,443.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty seven months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2013 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2011	287,745	$16.89
Granted	---	---
Forfeited/cancelled	(129,336)	22.49
Exercised	---	---
Outstanding as of December 31, 2012	158,409	12.32
Granted	967,500	0.33
Forfeited/cancelled	(111,002)	1.03
Exercised	---	---
Outstanding as of December 31, 2013	1,014,907	$2.12

The following table presents the stock option grants outstanding and exercisable as of December 31, 2013:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	9.2	197,500	$0.33
53,334	2.38	4.5	46,668	2.36
30,002	14.40	3.3	30,002	14.40
39,071	33.35	3.8	39,071	33.35
1,014,907	$2.12	8.6	313,241	$6.10

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

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2013	2012
Research and development	$444	$3,762
Selling, general and administrative	547	4,535
Total share-based compensation expense	$991	$8,297

At December 31, 2013, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of December 31, 2013 and the changes therein during the two years then ended:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	1,096		$41.47
Granted	---		---
Forfeited/cancelled	(97)		34.59
Exercised/issued	(699)		45.39
Outstanding as of December 31, 2012	300		$34.59
Granted	---		---
Forfeited/cancelled	---		---
Exercised/issued	(300)		34.59
Outstanding as of December 31, 2013	---	$	---

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

As of December 31, 2013, we had granted options to purchase 1,376,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,014,907 were outstanding at a weighted average exercise price of $2.12 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2013, there were 715,647 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 17.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $20,917 and $25,085 to the 401(k) Plan during the years ended December 31, 2013 and 2012, respectively.

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

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our notes receivable and accrued interest and convertible note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

The fair value of our financial instruments consisted of the following at December 31:

Description	2013	2012
Assets:
Notes receivable and accrued interest	$777,710	$1,302,220

Liabilities:
Convertible note – June 2011	$138,220	$134,154
Convertible note – July 2011	$120,738	$113,084
Convertible note – June 2012	$888,099	$1,593,924

NOTE 19.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2013, of $18,344,933 were reduced to zero, after considering the valuation allowance of $18,344,933, since there is no assurance of future taxable income.  As of December 31, 2013 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $49,550,149 and $511,949, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,792		8,690
2033	3,187,559		15,882
Total	$49,550,149		$511,949

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

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	2013		2012
Deferred tax assets:
Net operating loss carryforwards		$17,657,746		$16,549,134
Intangible assets		247,248		305,552
Other		512,286		502,732
Total gross deferred tax assets		18,417,280		17,357,418

Deferred tax liabilities:
Property and equipment		72,347		77,839
Total gross deferred tax liabilities		72,347		77,839

Net total of deferred assets and liabilities		18,344,933		17,279,579
Valuation allowance		(18,344,933)		(17,279,579)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,065,354 and $1,225,683 in 2013 and 2012, respectively.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2013		2012
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,137,320)	$	(1,309,975)

Permanent differences		21,754		16,500
Research tax credits		(15,882)		(8,690)
Amortization of deferred start up costs		---		---
Valuation allowance		1,131,448		1,302,165
Income tax expense	$	---	$	---

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

Federal income tax returns for fiscal years 2010 through 2013 remain open and subject to examination by the Internal Revenue Service.  We file and remit state income taxes in various states where we have determined it is required to file state income taxes.  Our filings with those states remain open for audit for the fiscal years 2010 through 2013.

We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2013 and 2012.

NOTE 20.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment requires a minimum monthly lease obligation of $9,193, which is inclusive of monthly operating expenses, until March 31, 2014 and at such time, will increase to $9,379, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of December 31, 2013:

Calendar Years	Future Lease Expense
2014	$120,917
2015	28,881
2016	---
2017	---
2018	---
Total	$149,798

Rent expense for our operating leases amounted to $116,488 and $130,065 for the years ended December 31, 2013 and 2012, respectively.

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

Separation Agreement

As of December 31, 2013, we continue to be a party to a separation agreement with Kerry P. Gray, dated March 9, 2009.  Mr. Gray currently serves as our Chairman of the Board, Chairman of the Board’s Executive Committee, Chief Executive Officer, and President.  Pursuant to the terms of the separation agreement, we provide or have provided, as applicable, certain benefits to Mr. Gray, including: (i) payments totaling $400,000 during the initial 12 month period following March 9, 2009; (ii) commencing March 1, 2010 and continuing for a period of forty-eight (48) months, a payment of $12,500 per month; (iii) full acceleration of all vesting schedules for all outstanding Company stock options and shares of restricted stock of the Company held by Mr. Gray, with all such Company stock options exercisable by Mr. Gray having expired on March 1, 2012, provided that Mr. Gray forfeited 20,000 stock options previously held by him; and (iv) for a period of twenty-four (24) months following March 9, 2009 we were required to maintain and provide coverage under Mr. Gray’s existing health coverage plan.  The separation agreement contains a mutual release of claims, certain stock lock-up provisions, and other standard provisions.

Related Party Transactions and Concentration

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Mr. Kerschbaumer currently serves as a director of IPMD, Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the Altrazeal Distributors”) and Mr. Kuehne currently serves as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly of collectively, to have control of, and make investment and business decisions on behalf of Altrazeal AG.

Currently, we are party to License and Supply Agreements with Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG for the marketing and distribution of Altrazeal in various international territories.  On December 21, 2012, we entered into a Securities Purchase Agreement with IPMD as described in more detail in Note 12.

For the years ended December 31, 2013 and 2012, the Company recorded revenues, in approximate numbers, of $281,000 and $117,000, respectively, with Altrazeal Distributors, which represented 76% and 32% of our total revenues.  As of December 31, 2013 and December 31, 2012, Altrazeal Distributors had an outstanding accounts receivable, in approximate numbers, of $174,000 and $101,000, respectively, which represented 97% and 77% of our total outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of December 31, 2013, the following table summarizes the compensation temporarily deferred since 2011:

Name	2013	2012	2011	Total
Kerry P. Gray (1)	$(91,000)	$220,673	$140,313	$269,986
Terrance K. Wallberg	(35,769)	$24,230	$36,539	$25,000
Key executives	(20,000)	$27,253	$20,986	$28,239
Total	$(146,739)	$272,156	$197,838	$323,225

(1)
During 2013, Mr. Gray temporarily deferred compensation of $221,500 which consisted of $11,500 earned pursuant to a Separation Agreement and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2013, Mr. Gray was also repaid $312,500 of temporarily deferred compensation, of which $300,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

For the years ended December 31, 2013 and 2012, the Company’s obligation for temporarily deferred compensation was $323,225, of which $207,500 was included in accounts payable and $115,725 was included in accrued liabilities, and $469,994, of which $310,000 was included in accounts payable and $159,994 was included in accrued liabilities, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2013, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

The following table contains condensed information from the Company’s Consolidated Statements of Operations for each quarter of the years ended December 31, 2013 and 2012. We have derived this data from its unaudited quarterly financial statements. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$102,044	$28,884	$110,580	$129,060
Costs and expenses	649,413	744,932	743,033	880,888
Operating (loss)	(547,369)	(716,048)	(632,453)	(751,828)
Other income (expense)	(109,221)	(106,737)	(110,816)	(106,442)
Net (loss)	$(656,590)	$(822,785)	$(743,269)	$(858,270)
Less preferred stock dividends	(12,021)	(12,154)	(6,061)	---
Net (loss) allocable to common stockholders	$(668,611)	$(834,939)	$(749,330)	$(858,270)

Basic and diluted net (loss) per common share	$(0.06)	$(0.06)	$(0.05)	$(0.04)

2012
Revenues	$60,005	$56,211	$88,922	$165,456
Costs and expenses	879,717	884,289	837,149	1,034,259
Operating (loss)	(819,712)	(828,078)	(748,227)	(868,803)
Other income (expense)	(23,697)	(30,068)	(103,498)	(109,266)
Net (loss)	$(843,409)	$(858,146)	$(851,725)	$(978,069)
Less preferred stock dividends	(10,726)	(12,154)	(12,288)	(12,288)
Net (loss) allocable to common stockholders	$(854,135)	$(870,300)	$(864,013)	$(990,357)

Basic and diluted net (loss) per common share	$(0.11)	$(0.11)	$(0.10)	$(0.10)

NOTE 23.	SUBSEQUENT EVENTS

Convertible Note – June 2012

On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes. Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to amounts paid under the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.   As a result, the outstanding amount owed under the June 2012 Note was reduced to $317,029 as of January 22, 2014.

On February 27, 2014 and on March 3, 2014, we received conversion notices from Inter-Mountain whereby we issued an aggregate of 435,502 shares of common stock for the final payment of $152,426 due under the June 2012 Note.

January 2013 Offering

On January 3, 2014, the Warrants vested with respect to 3,000,000 shares of our common stock and were exercised by IPMD on that date pursuant to a Notice of Exercise, accepted by the Company, that provided for the issuance of 750,000 shares of common stock on each of January 31, 2014, February 28, 2014, March 31, 2014, and April 30, 2014 in exchange for the payment of $450,000 on each such date.

On January 31, 2014, IPMD entered into an Assignment Agreement (the “Assignment Agreement”) with The Punch Trust (“TPT”) and Michael I. Sacks (“Sacks”) pursuant to which IPMD assigned to TPT and Sacks its rights and interests to purchase up to 3,000,000 shares of our common stock as detailed in the Warrants and the Notice of Exercise.  Neither TPT nor Sacks paid any monetary consideration to IPMD in connection with the assignments under the Assignment Agreement.

Concurrent with the assignment under the Assignment Agreement described above, ULURU, TPT, Sacks, and IPMD entered into an Implementation Agreement (the “Implementation Agreement”) pursuant to which we consented and agreed to the assignment of the Warrants to TPT and Sacks.  We also agreed to issue and facilitate the delivery of the shares of Common Stock under the Warrants to TPT and Sacks upon their payment of the corresponding purchase price due under the Warrants.  Under the terms of the Warrants, Sacks made payments of $450,000 on each of January 31, 2014 and February 28, 2014 and the Company issued 750,000 shares of Common Stock to him on each date, respectively. Of the 3,000,000 shares of Common Stock issuable under the Warrants, the Implementation Agreement provides for Sacks to acquire 2,000,000 shares (750,000 on each of January 31 and February 28 and 250,000 on each of March 31 and April 30) and TPT to acquire 1,000,000 shares (500,000 on each of March 31 and April 30).

On January 31, 2014, we also entered into a Registration Rights Agreement with TPT and Sacks whereby we agreed to prepare and file with the SEC a registration statement for the number of shares referred to therein within sixty days after request and to use commercially reasonable efforts to cause such registration statement to be declared effective with the SEC and to keep such registration statement effective for a period of eighty days and, if necessary, such eighty day period being extended for up to sixty additional days.