Form 10-Q
period 2014-03-31
ULURU Inc.
filed 2014-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2014

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

As of May 15, 2014, there were 24,338,110 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,015,778	$5,119
Accounts receivable, net	256,563	185,078
Notes receivable and accrued interest, current portion	---	777,710
Inventory	380,967	395,605
Prepaid expenses and deferred charges	127,843	123,812
Total Current Assets	1,781,151	1,487,324

Property, Equipment and Leasehold Improvements, net	594,055	638,614

Other Assets
Intangible assets, net	3,553,676	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,571,745	3,775,676

TOTAL ASSETS	$5,946,951	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,423,807	$1,734,725
Accrued liabilities	248,817	315,963
Accrued interest	19,895	13,360
Convertible notes payable, net of unamortized debt discount, current portion	261,793	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	2,013,271	3,270,064

Long Term Liabilities
Deferred revenue, net of current portion	883,594	898,133
Total Long Term Liabilities	883,594	898,133

TOTAL LIABILITIES	2,896,865	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
23,588,110 and 18,871,420 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	23,588	18,872
Additional paid-in capital	55,339,540	53,336,127
Accumulated (deficit)	(52,313,042)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	3,050,086	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,946,951	$5,901,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
License fees	$14,539	$11,153
Product sales, net	87,441	90,891
Total Revenues	101,980	102,044

Costs and Expenses
Cost of goods sold	41,042	40,889
Research and development	187,595	165,285
Selling, general and administrative	469,073	260,690
Amortization of intangible assets	117,161	117,161
Depreciation	60,554	65,388
Total Costs and Expenses	875,425	649,413
Operating (Loss)	(773,445)	(547,369)

Other Income (Expense)
Interest and miscellaneous income	4,541	22,465
Interest expense	(65,259)	(131,686)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Gain on early extinguishment of convertible note	142,703	---
(Loss) Before Income Taxes	(691,460)	(656,590)

Income taxes	---	---
Net (Loss)	$(691,460)	$(656,590)

Less preferred stock dividends	---	(12,021)
Net (Loss) Allocable to Common Stockholders	$(691,460)	$(668,611)

Basic and diluted net (loss) per common share	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	21,416,265	11,657,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES :
Net loss	$(691,460)	$(656,590)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	117,161	117,161
Depreciation	60,554	65,388
Share-based compensation for stock and options issued to employees	4,612	1,554
Share-based compensation for options issued to non-employees	19,928	8,418
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	19,665	44,778
Amortization of deferred financing costs	7,309	18,844
Warrants issued (cancelled) for services	72,771	(48,776)
Common stock issued for services	42,600	---
Common stock issued for interest due on convertible note	2,063	37,918
Gain on early extinguishment of convertible note	(142,703)	---

Change in operating assets and liabilities:
Accounts receivable	(71,485)	27,357
Inventory	14,638	21,438
Prepaid expenses and deferred charges	(4,031)	58,476
Notes receivable and accrued interest	777,710	240,444
Accounts payable	(310,918)	(436,920)
Accrued liabilities	(67,146)	7,271
Accrued interest	6,535	7,310
Deferred revenue	(14,539)	(11,153)
Total	534,724	159,508

Net Cash Used in Operating Activities	(156,736)	(497,082)

INVESTING ACTIVITIES :
Purchase of property and equipment	(15,996)	---
Net Cash Used in Investing Activities	(15,996)	---

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	610,000	481,446
Proceeds from exercise of common stock warrants	1,350,000	---
Repayment of principle due on convertible note	(776,609)	---
Net Cash Provided by Financing Activities	1,183,391	481,446

Net Increase (Decrease) in Cash	1,010,659	(15,636)

Cash, beginning of period	5,119	21,549
Cash, end of period	$1,015,778	$5,913

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$983	$1,264

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible note	$317,029	$212,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 have been made.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting pronouncements adopted or enacted during the periods presented that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2014	%	2013	%
Domestic	$9,672	9%	$19,787	19%
International	92,308	91%	82,257	81%
Total	$101,980	100%	$102,044	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales for the three months ended March 31 are represented on the following table:

Customers	Product	2014	2013
Customer A	Altrazeal®	76%	---
Customer B	Altrazeal®	*	75%
Total		76%	75%

* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	NOTES RECEIVABLE

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

On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes.  Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to amounts paid under the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.  As a result of the deduction and offset, the outstanding amount owed to us under the Investor Notes was reduced to zero.

Please refer to Note 11. for a more detailed description of the June 2012 Note transaction.

NOTE 6.	INVENTORY

As of March 31, 2014, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at March 31, 2014 and December 31, 2013:

Inventory	March 31, 2014	December 31, 2013
Finished goods	$24,261	$85,993
Work-in-progress	346,347	299,464
Raw materials	10,359	10,148
Total	$380,967	$395,605

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2014 and December 31, 2013:

Property, equipment and leasehold improvements	March 31, 2014	December 31, 2013
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,597,723	1,581,728
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,262,920	2,246,925
Less: accumulated depreciation and amortization	(1,668,865)	(1,608,311)
Property, equipment and leasehold improvements, net	$594,055	$638,614

Depreciation expense on property, equipment and leasehold improvements was $60,554 and $65,388 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2014 and December 31, 2013:

Intangible assets	March 31, 2014	December 31, 2013
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,072,262)	(5,955,101)
Intangible assets, net	$3,553,676	$3,670,837

Amortization expense for intangible assets was $117,161 and $117,161 for the three months ended March 31, 2014 and 2013, respectively.

The future aggregate amortization expense for intangible assets, remaining as of March 31, 2014, is as follows:
Calendar Years	Future Amortization Expense
2014 (Nine months)	$357,987
2015	475,148
2016	476,450
2017	475,148
2018	475,148
2019 & Beyond	1,293,795
Total	$3,553,676

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.

Altrazeal Trading Ltd.

On January 11, 2012, we executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  As a result of this transaction, we received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.  On February 1, 2014, Altrazeal Trading Ltd. transferred all of their rights and obligations under the existing shareholders’ agreement to Altrazeal Trading GmbH.

Audited financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2012 and 2013 and unaudited financial statements for the three months ended March 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the years ended December 31, 2012 and 2013 and for the three months ended March 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

As of March 31, 2014, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three months ended March 31, 2014.

Altrazeal AG

On February 1, 2014, we executed a shareholders’ agreement with Altrazeal AG, a single purpose entity for the marketing of Altrazeal® in several territories, including Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, the Commonwealth of Independent States, Jordan, Syria, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand).  As a result of this transaction, we received a non-dilutable 25% ownership interest in Altrazeal AG.

Financial statements of Altrazeal AG for the three months ended March 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the three months ended March 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting period and no additional losses would be charged to operations.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2014 and December 31, 2013:

Accrued Liabilities	March 31, 2014	December 31, 2013
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	118,194	148,683
Accrued insurance payable	19,142	60,113
Accrued property taxes	4,050	---
Product rebates/returns	17	32
Other	1,115	836
Total accrued liabilities	$248,817	$315,963

NOTE 11.	CONVERTIBLE DEBT

Convertible Note – June 2012

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to our issuance of the June 2012 Note, with Inter-Mountain.  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six Investor Notes in favor of the Company, each in the principal amount of $250,000 at an interest rate of 8.0% per annum, and each of which becomes due as the outstanding balance under the June 2012 Note is reduced to certain levels.  The purchase price of the June 2012 Note also reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants has terminated, as described below.  As of March 31, 2014, we have issued 725,274 shares of Common Stock to Inter-Mountain for the cashless exercise of three warrants that vested prior to February 26, 2013 to purchase 1,571,428 shares of Common Stock.  At March 31, 2014, there is one warrant that remains vested but unexercised for 392,857 shares of Common Stock.

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

On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes. Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to amounts paid under the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.   As a result of the deduction and offset, the outstanding amount owed under the June 2012 Note was reduced to approximately $317,000 as of January 22, 2014.

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

Information relating to our convertible notes payable is as follows:

					As of March 31, 2014
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Carrying Value
June 2011 Note	$140,000	10.0%	06/13/2014	$1.20	$140,000	$810	$139,190
July 2011 Note	125,000	10.0%	07/28/2014	$1.08	125,000	2,397	122,603
Total	$265,000				$265,000	$3,207	$261,793

(1)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of Common Stock at a fixed conversion price of $1.20 per share and $1.08 per shares, respectively.

The amount of interest cost recognized from our convertible notes payable was $13,945 and $45,228 for the three months ended March 31, 2014 and 2013, respectively.  The amount of debt discount amortized from our convertible notes payable was $19,665 and $44,778 for the three months ended March 31, 2014 and 2013, respectively.

The future minimum payments relating to our convertible notes payable, as of March 31, 2014, are as follows:

	Payments Due By Period
Transaction	Total	2014 (Nine Months)	2015		2016		2017		2018
June 2011 Note	$140,000	$140,000	$	---	$	---	$	---	$	---
July 2011 Note	125,000	125,000		---		---		---		---
Total	$265,000	$265,000	$	---	$	---	$	---	$	---

NOTE 12.	EQUITY TRANSACTIONS

Common Stock Transactions

March 2013 Offering

On March 14, 2013, we entered into a Securities Purchase Agreement (the “March SPA”) with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer (collectively, the “Investors”) relating to an equity investment of $440,000 by the Investors for 1,100,000 shares of our Common Stock (the “March Shares”) and warrants to purchase up to 660,000 shares of our Common Stock (the “March Warrants”) (the “March 2013 Offering”).  Under the March SPA, the purchase and sale of the March Shares and March Warrants took place at four closings over twelve months, with $88,000 being funded at the initial closing under the March SPA, $110,000 being funded on the four-month anniversary of the initial closing, $132,000 being funded on the eight-month anniversary of the initial closing, and $110,000 being funded on the one-year anniversary of the initial closing.  The March Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the five-year anniversary of the initial closing.  On March 14, 2013, we closed the March 2013 Offering and received the initial funding tranche of $88,000 for the purchase of 220,000 shares of our Common Stock.  We received subsequent funding tranches of $110,000, $132,000, and $110,000 for the purchase of 275,000, 330,000, and 275,000 shares of our Common Stock on July 15, 2013, November 14, 2013, and March 14, 2014, respectively.

January 2013 Offering

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our Common Stock (the “Shares”) and warrants to purchase up to 3,000,000 shares of our Common Stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants took place at four closings over twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our Common Stock.  We received subsequent funding tranches of $500,000, $300,000, $300,000, and $500,000 for the purchase of 1,250,000, 750,000, 750,000, and 1,250,000 shares of our Common Stock on May 7, 2013, September 6, 2013, October 24, 2013, and January 6, 2014 respectively.

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

Concurrent with the assignment under the Assignment Agreement described above, ULURU, TPT, Sacks, and IPMD entered into an Implementation Agreement (the “Implementation Agreement”) pursuant to which we consented and agreed to the assignment of the Warrants to TPT and Sacks.  We also agreed to issue and facilitate the delivery of the shares of Common Stock under the Warrants to TPT and Sacks upon their payment of the corresponding purchase price due under the Warrants.  Under the terms of the Warrants, Sacks made payments of $450,000 on each of January 31, 2014 and February 28, 2014 and $150,000 on each of March 31, 2014 and April 30, 2014.  The Company issued 750,000 shares of Common Stock to Sacks on each of January 31, 2014 and February 28, 2014 and 250,000 shares of Common Stock on each of March 31, 2014 and April 30, 2014.  Under the terms of the Warrants, TPT made payments of $300,000 on each of March 31, 2014 and April 30, 2014 and the Company issued 500,000 shares of Common Stock to TPT on each date, respectively.

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

NOTE 13.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2014, we had 23,588,110 shares of Common Stock issued and outstanding.  We issued 4,716,690 shares of Common Stock for the three months ended March 31, 2014 comprised of 1,250,000 shares of Common Stock issued to IPMD pursuant to the January 2013 Offering, 275,000 shares of Common Stock issued to Messrs. Gray and Wallberg pursuant to the March 2013 Offering, 911,690 shares of Common Stock issued for installment payments and note conversion on the June 2012 Note with Inter-Mountain, 2,250,000 shares of Common Stock issued for the exercise of warrants held by Sacks and TPT, and 30,000 shares of Common Stock issued for consulting services.

Preferred Stock

As of March 31, 2014, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the three months ended March 31, 2014, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2014 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2013	4,665,451	$0.82
Warrants issued	80,000	$1.20
Warrants exercised	(2,250,000)	$0.60
Warrants cancelled	---	---
Balance as of March 31, 2014 (1)	2,495,451	$1.03

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all had vested, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants for 1,571,428 shares of Common Stock were exercised in 2013.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.  For the purposes of this Table, only such net vested shares of Common Stock from one unexercised warrant (392,857 shares) have been included, based upon an exercise price of $0.35 per share of Common Stock.

For the three months ended March 31, 2014, we issued a warrant to Torrey Hills Capital, Inc., to purchase up to an aggregate of 80,000 shares of our Common Stock at an exercise price of $1.20 per share, for consulting services.

Of the warrant shares subject to exercise as of March 31, 2014, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
April 30, 2014	750,000
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	392,857
March 14, 2018	660,000
January 15, 2019	80,000
Total	2,495,451

NOTE 14.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Warrants to purchase Common Stock	2,495,451	4,665,451
Stock options to purchase common stock	1,014,907	1,014,907
Unvested restricted common stock	---	---
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (1)	---	3,124,680
Common stock issuable upon the assumed conversion of our convertible notes payable from June 2011 and July 2011 (2)	241,386	253,315
Total	3,751,744	9,058,353

(1)
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

(2)
The outstanding principal balance of the June 2011 Note and the July 2011 Note may be converted, at the option of Mr. Gray, into shares of Common Stock at a fixed conversion price of $1.20 per share and $1.08 per share, respectively.  The accrued and unpaid interest for each convertible note payable may be converted, at the option of Mr. Gray, into shares of Common Stock at a conversion price based upon the average of the five trading days prior to the payment date, which for the purposes of this Table we have assumed to be March 31, 2014.

NOTE 15.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan, as amended (“Equity Incentive Plan”), is administered by the compensation committee of the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

	Three Months Ended March 31,
	2014 (1)	2013
Incentive Stock Options
Quantity	---	232,500
Weighted average fair value per share	---	$0.24
Fair value	---	$56,112

Nonstatutory Stock Options
Quantity	---	735,000
Weighted average fair value per share	---	$0.24
Fair value	---	$177,388

(1)	The Company did not award any shared-based compensation for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014 (4)	2013
Incentive Stock Options
Expected volatility (1)	---	103.55%
Risk-free interest rate % (2)	---	0.81%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	---	103.55%
Risk-free interest rate % (2)	---	0.81%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended March 31, 2014.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
Research and development	$5,307	$648
Selling, general and administrative	19,233	8,333
Total share-based compensation expense	$24,540	$8,981

At March 31, 2014, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $127,903.  The period over which the unearned share-based compensation is expected to be recognized is approximately two years.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2014 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	1,014,907	$2.12
Granted	---	---
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of March 31, 2014	1,014,907	$2.12

The following table presents the stock option grants outstanding and exercisable as of March 31, 2014:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	9.0	272,500	$0.33
53,334	2.38	4.2	46,668	2.36
30,002	14.40	3.0	30,002	14.40
39,071	33.35	3.6	39,071	33.35
1,014,907	$2.12	8.3	388,241	$4.98

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

The following table summarizes share-based compensation related to restricted stock awards for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
Research and development	---	$444
Selling, general and administrative	---	547
Total share-based compensation expense	---	$991

At March 31, 2014, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is zero.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of Common Stock subject to potential issue as of March 31, 2014 and the changes therein during the three months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	---	---
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	---	---
Outstanding as of March 31, 2014	---	---

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

As of March 31, 2014, we had granted options to purchase 1,376,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,014,907 were outstanding at a weighted average exercise price of $2.12 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 31, 2014, there were 715,647 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 16.	FAIR VALUE MEASUREMENTS

In accordance with FASB ASC Topic 820, Fair Value Measurements, (“ASC Topic 820”) certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance in ASC Topic 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimized the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The following table summarizes the fair value of our financial instruments at March 31, 2014 and December 31, 2013.

Description	March 31, 2014	December 31, 2013
Assets:
Notes receivable and accrued interest	---	$777,710

Liabilities:
Convertible note – June 2011	$139,190	$138,220
Convertible note – July 2011	$122,603	$120,738
Convertible note – June 2012	---	$888,099

NOTE 17.	INCOME TAXES

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

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of March 31, 2014:

Calendar Years	Future Lease Expense
2014 (Nine months)	$91,106
2015	28,881
2016	---
2017	---
2018	---
Total	$119,987

Rent expense for our operating leases amounted to $30,380 and $25,028 for the three months ended March 31, 2014 and 2013, respectively.

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

Related Party Transactions and Concentration

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Mr. Kerschbaumer currently serves as a director of IPMD, Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne currently serves as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly of collectively, to have control of, and make investment and business decisions on behalf of Altrazeal AG.

Currently, we are party to License and Supply Agreements with Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG for the marketing and distribution of Altrazeal in various international territories.  On December 21, 2012, we entered into a Securities Purchase Agreement with IPMD as described in more detail in Note 12.

For the three months ended March 31, 2014 and 2013, the Company recorded product sales, in approximate numbers, of $78,000 and $71,000, respectively, with the various Altrazeal Distributors, which represented 76% and 70% of our total revenues.  As of March 31, 2014 and December 31, 2013, Altrazeal Distributors had an outstanding accounts receivable, in approximate numbers, of $252,000 and $174,000, respectively, which represented 97% and 97% of our total outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of March 31, 2014, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2)	$(97,500)	$(91,000)	$220,673	$140,313	$172,486
Terrance K. Wallberg	---	(35,769)	$24,230	$36,539	$25,000
Key executives	(17,188)	(20,000)	$27,253	$20,986	$11,051
Total	$(114,688)	$(146,769)	$272,156	$197,838	$208,537

(1)
During 2014, Mr. Gray temporarily deferred compensation of $15,000 earned for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $112,500 of temporarily deferred compensation, of which $100,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

(2)
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

As of March 31, 2014 and December 31, 2013, the Company’s obligation for temporarily deferred compensation was $208,537, of which $122,500 was included in accounts payable and $86,037 was included in accrued liabilities, and $323,225 of which $207,500 was included in accounts payable and $115,725 was included in accrued liabilities, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2014, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

Under the terms of the warrants held by Sacks and TPT, on April 30, 2014 we received payments of $150,000 and $300,000 from Sacks and TPT, respectively, and we issued 250,000 and 500,000 shares of Common Stock to Sacks and TPT, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K, referred to as our 2013 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through 2014 and beyond.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2013 Form 10-K under “Risks Associated with our Business”.

Business Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a diversified specialty pharmaceutical company committed to developing and commercializing a broad range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Recent Developments

Common Stock Transaction – January 2013 Offering

On December 21, 2012, we entered into a Securities Purchase Agreement (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our common stock (the “Shares”) and warrants to purchase up to 3,000,000 shares of our common stock (the “Warrants”) (the “January 2013 Offering”).  Under the SPA, the purchase and sale of the Shares and Warrants took place at four closings over twelve months, with $400,000 being funded at the initial closing under the SPA, $500,000 being funded on the four-month anniversary of the initial closing, $600,000 being funded on the eight-month anniversary of the initial closing, and $500,000 being funded on the one-year anniversary of the initial closing.  The Warrants have a fixed exercise price of $0.60 per share, become exercisable in tranches on each of the four funding dates, and expire on the one-year anniversary of the initial closing.  On January 3, 2013, we closed the January 2013 Offering and received the initial funding tranche of $400,000 for the purchase of 1,000,000 shares of our common stock.  We received subsequent funding tranches of $500,000, $300,000, $300,000, and $500,000 for the purchase of 1,250,000, 750,000, 750,000, and 1,250,000 shares of our common stock on May 7, 2013, September 6, 2013, October 24, 2013, and January 6, 2014 respectively.

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

Concurrent with the assignment under the Assignment Agreement described above, ULURU, TPT, Sacks, and IPMD entered into an Implementation Agreement (the “Implementation Agreement”) pursuant to which we consented and agreed to the assignment of the Warrants to TPT and Sacks.  We also agreed to issue and facilitate the delivery of the shares of common stock under the Warrants to TPT and Sacks upon their payment of the corresponding purchase price due under the Warrants.  Under the terms of the Warrants, Sacks made payments of $450,000 on each of January 31, 2014 and February 28, 2014 and $150,000 on each of March 31, 2014 and April 30, 2014.  The Company issued 750,000 shares of common stock to Sacks on each of January 31, 2014 and February 28, 2014 and 250,000 share of common stock on each of March 31, 2014 and April 30, 2014.  Under the terms of the Warrants, TPT made payments of $300,000 on each of March 31, 2014 and April 30, 2014 and the Company issued 500,000 shares of common stock to TPT on each date, respectively.

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

Convertible Note – June 2012

On January 22, 2014, we provided notice to Inter-Mountain Capital Corp. (“Inter-Mountain”) of our election to exercise our rights under the $2,210,000 Secured Convertible Note issued to Inter-Mountain (the “June 2012 Note”) and to offset amounts we owed to Inter-Mountain against amounts it owed to us under certain Investor Notes. Our notice provided that such deduction and offset occurred on January 22, 2014, that we will not incur the 120% prepayment premium with respect to the June 2012 Note as a result of the deduction and offset, that no warrants will become exercisable as a result of the offset, and that any warrants unvested as of January 22, 2014 shall immediately and automatically terminate.   As a result, the outstanding amount owed under the June 2012 Note was reduced to approximately $317,000 as of January 22, 2014.

On February 27, 2014 and on March 3, 2014, we received conversion notices from Inter-Mountain whereby we issued an aggregate of 435,502 shares of common stock for the final payment of approximately $152,000 due under the June 2012 Note.

Altrazeal® marketing and licensing activities

On September 30, 2013, we executed an Exclusive License and Supply Agreement with Altrazeal AG (the “AG Agreement”) to market Altrazeal® in several territories, including Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, and the Commonwealth of Independent States.  Under the terms of the AG Agreement, we received an up-front licensing payment, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed upon price.  On February 1, 2014, we executed a shareholders’ agreement with Altrazeal AG and received a non-dilutable 25% ownership interest in Altrazeal AG.

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

Comparison of the three months ended March 31, 2014 and 2013

Total Revenues

Revenues were approximately $102,000 for the three months ended March 31, 2014, as compared to revenues of approximately $102,000 for the three months ended March 31, 2013, and were comprised of licensing fees of approximately $15,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of approximately $87,000 for Altrazeal®.

Although the first quarter 2014 revenue totals were comparable to the first quarter 2013 revenue totals, there was an increase of $3,000 in Altrazeal® licensing fees and a decrease of $3,000 in domestic Altrazeal® product sales.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2014 and 2013 were approximately $41,000 and $41,000, respectively, and were comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $187,000 for the three months ended March 31, 2014, including $5,000 in share-based compensation, compared to approximately $165,000 for the three months ended March 31, 2013, which included $1,000 in share-based compensation.  The increase of approximately $22,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $29,000 in scientific compensation related to share-based compensation and a higher head count and an increase of $20,000 in clinical costs related to Altrazeal®.  These expense increases were partially offset by a decrease of $18,000 in regulatory costs and a decrease of $9,000 in direct research costs primarily related to Altrazeal®.

The direct research and development expenses for the three months ended March 31, 2014 and 2013 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2014	2013
Wound care & nanoparticle	$60,000	$70,000
OraDisc™	3,000	3,000
Aphthasol® & other technologies	1,000	---
Total	$64,000	$73,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $469,000 for the three months ended March 31, 2014, including $19,000 in share-based compensation, compared to approximately $261,000 for the three months ended March 31, 2013, which included $9,000 in share-based compensation.  The increase of approximately $208,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $81,000 in investor relations consulting due to issuance of share-based compensation, an increase of $49,000 in investor relations as the prior year included a credit for the cancellation of a warrant issued for consulting services, an increase of $39,000 in legal costs related to a licensing agreement dispute, an increase of $20,000 in sales and marketing expenses, an increase of $9,000 in costs for directors fees, an increase of $8,000 in shareholder meeting costs, an increase of $7,000 in legal fees related to our patents, an increase of $4,000 related to property tax accruals, an increase of $4,000 in corporate travel, an increase of $3,000 in occupancy costs, an increase of $3,000 in insurance costs, and a increase of $4,000 in operating costs.  These expense increases were partially offset by, in approximate numbers, a decrease of $12,000 in compensation cost related to our Chief Executive Officer and a decrease of $11,000 in consulting costs related to licensing activities.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $117,000 for the three months ended March 31, 2014 as compared to approximately $117,000 for the three months ended March 31, 2013.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended March 31, 2014 and 2013, respectively.

Depreciation

Depreciation expense totaled approximately $61,000 for the three months ended March 31, 2014 as compared to approximately $65,000 for the three months ended March 31, 2013.  The decrease of approximately $4,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $5,000 for the three months ended March 31, 2014 as compared to approximately $22,000 for the three months ended March 31, 2013.  The decrease of approximately $17,000 is attributable to a decrease in interest income resulting from the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Interest Expense

Interest expense totaled approximately $65,000 for the three months ended March 31, 2014 as compared to approximately $132,000 for the three months ended March 31, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $67,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff in March 2014 of the convertible promissory note with Inter-Mountain.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2014 our cash and cash equivalents were approximately $1,016,000 which is an increase of approximately $1,011,000 as compared to our cash and cash equivalents at December 31, 2013 of approximately $5,000.  Our working capital (current assets less current liabilities) was approximately $(232,000) at March 31, 2014 as compared to our working capital at December 31, 2013 of approximately $(1,783,000).

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2014	2013
Operating activities	$(156,000)	$(497,000)
Investing activities	(16,000)	---
Financing activities	1,183,000	481,000
Net increase (decrease) in cash and cash equivalents	$1,011,000	$(16,000)

Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was approximately $156,000.  The principal components of net cash used for the three months ended March 31, 2014 were, in approximate numbers, our net loss of $691,000, a decrease of $311,000 in accounts payable due to timing of vendor payments, a decrease of $67,000 in accrued liabilities related to compensation and insurance, a decrease of $15,000 in deferred revenues due to amortization of revenues, an increase of $72,000 in accounts receivable, and an increase of $4,000 in prepaid expenses related to investor relations consulting.  Our net loss for the three months ended March 31, 2014 included substantial non-cash charges of approximately $204,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the gain on early extinguishment of a convertible note.  The aforementioned net cash used for the three months ended March 31, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, a decrease of $15,000 in inventory, and an increase in accrued interest of $7,000 related to our two outstanding convertible notes.

For the three months ended March 31, 2013, net cash used in operating activities was approximately $497,000.  The principal components of net cash used for the three months ended March 31, 2013 were, in approximate numbers, our net loss of $656,000, a decrease of $437,000 in accounts payable due to timing of vendor payments, a decrease in deferred revenues of $11,000 due to amortization of revenues, and the cancellation of a warrant issued for service for $49,000.  Our net loss for the three months ended March 31, 2013 included substantial non-cash charges of approximately $294,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, and interest due on convertible notes settled with common stock.  The aforementioned net cash used for the three months ended March 31, 2013 was partially offset by, in approximate numbers, a decrease in notes receivable of $241,000 due to remittance of an Investor Note by Inter-Mountain, a decrease in prepaid expenses of $59,000 due to amortization of expenses, a decrease in receivables of $27,000 due to collection activities, a decrease in inventory of $21,000 related to product sales, an increase in accrued interest of $7,000 related to our convertible debt, and an increase in accrued liabilities of $7,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was approximately $16,000 and relates to the purchase of manufacturing equipment.

There were no investing activities for the three months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities for the three month ended March 31, 2014 was approximately $1,183,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to the January 2013 Offering,  the final funding $110,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, the funding of $1,350,000 from the exercise of warrants to purchase 2,250,000 shares of common stock pursuant to the Implementation Agreement with Sacks and TPT, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Net cash provided by financing activities for the three month ended March 31, 2013 was approximately $481,000 and was comprised of approximately $395,000 from the sale of common stock and warrants pursuant to the January 2013 Offering and approximately $86,000 from the sale of common stock and warrants pursuant to the March 2013 Offering.

Liquidity

As of March 31, 2014, we had cash and cash equivalents of approximately $1,016,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2014 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and those of our licensees, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues, and the funding of $450,000 received in April 2014 from the warrant exercise by Sacks and TPT, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditures spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek funding from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Other than proceeds of $450,000 received in April 2014 from the warrant exercised by Sacks and TPT, we have no agreements with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2014, which consists of a lease agreement for office and laboratory space in Addison, Texas, a lease agreement for office equipment, amounts unpaid under a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our two convertible note agreements.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
Operating leases	$119,987	$119,987	$	---	$	---	$	---
Separation agreement	49,986	49,986		---		---		---
Convertible notes	291,803	291,803		---		---		---
Total contractual cash obligations	$461,776	$461,776	$	---	$	---	$	---

Capital Expenditures

For the three months ended March 31, 2014 and 2013, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $16,000, and nil, respectively.  Such expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for the remainder of 2014 will be approximately $54,000 and consist of equipment related to the manufacture of our products and equipment for our computer systems.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At March 31, 2014 and December 31, 2013 our cash and cash equivalents totaled approximately $1,016,000 and $5,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2014 and at December 31, 2013.  As of March 31, 2014, three customers exceeded the 5% threshold, with 60%, 30% and 7%, respectively.  Two customers exceeded the 5% threshold at December 31, 2013, with 86% and 11%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.  We had no significant changes in our critical accounting policies since our last annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “will”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through 2014 and beyond, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  The Company has included important factors in the cautionary statements included in its 2013 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

This item is not applicable to smaller reporting companies.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our common stock is found in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on March 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is a description of unregistered sales of equity securities during the quarter ended March 31, 2014, to the extent not previously reported on a Current Report on Form 8-K.

On or about February 27, 2014, we issued 30,000 shares of our common stock and a warrant to purchase 80,000 shares of common stock at an exercise price of $1.20 per share during a term expiring on January 15, 2019 (collectively, the “Feb Securities”) as payment for $42,600 in consulting services provided by San Diego Torrey Hills Capital, Inc.  The warrant vested 50% on January 15, 2014 and will vest 50% on July 15, 2014 if the Investor is still providing services to us.

The Feb Securities are being issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated under the Securities Act, based upon the following: (a) the investor confirmed that he had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) the investor confirmed that he was an “accredited investor” as defined in Rule 501(a) under the Securities Act; (c) there was no public offering or general solicitation with respect to the offering; (d) the Investor was provided with certain disclosure materials and all other information requested with respect to the Company; (e) the Investor acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (f) restrictive legends will be placed on the Feb Securities, including shares of common stock issuable upon exercise of the warrants; and (f) the Company filed a Form D with respect to the Feb 2014 Offering.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
4.9	*	Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc.
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
	*	Filed herewith.
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

ULURU Inc.

Date: May 15, 2014	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)