Form 10-Q
period 2014-06-30
ULURU Inc.
filed 2014-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2014

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

As of August 14, 2014, there were 24,570,518 shares of the registrant’s Common Stock, $0.001 par value per share, and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$720,590	$5,119
Accounts receivable, net	428,993	185,078
Notes receivable and accrued interest, current portion	---	777,710
Inventory	348,693	395,605
Prepaid expenses and deferred charges	87,749	123,812
Total Current Assets	1,586,025	1,487,324

Property, Equipment and Leasehold Improvements, net	534,740	638,614

Other Assets
Intangible assets, net	3,435,215	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,453,284	3,775,676

TOTAL ASSETS	$5,574,049	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,391,269	$1,734,725
Accrued liabilities	165,221	315,963
Accrued interest	12,501	13,360
Convertible notes payable, net of unamortized debt discount, current portion	124,448	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	1,752,398	3,270,064

Long Term Liabilities
Deferred revenue, net of current portion	868,896	898,133
Total Long Term Liabilities	868,896	898,133

TOTAL LIABILITIES	2,621,294	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
24,454,777 and 18,871,420 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,455	18,872
Additional paid-in capital	55,951,057	53,336,127
Accumulated (deficit)	(53,022,757)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	2,952,755	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,574,049	$5,901,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
License fees	$14,698	$11,274	$29,237	$22,427
Royalty income	17,012	---	17,012	---
Product sales, net	177,584	17,610	265,026	108,501
Total Revenues	209,294	28,884	311,275	130,928

Costs and Expenses
Cost of goods sold	113,090	3,102	154,132	43,991
Research and development	184,423	211,183	372,019	376,468
Selling, general and administrative	411,279	351,726	880,352	612,416
Amortization of intangible assets	118,461	118,461	235,622	235,622
Depreciation	59,553	60,460	120,107	125,848
Total Costs and Expenses	886,806	744,932	1,762,232	1,394,345
Operating (Loss)	(677,512)	(716,048)	(1,450,957)	(1,263,417)

Other Income (Expense)
Interest and miscellaneous income	519	18,011	5,060	40,476
Interest expense	(32,722)	(128,375)	(97,981)	(260,061)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Gain on early extinguishment of convertible note	---	---	142,703	---
Gain on sale of equipment	---	3,627	---	3,627
(Loss) Before Income Taxes	(709,715)	(822,785)	(1,401,175)	(1,479,375)

Income taxes	---	---	---	---
Net (Loss)	$(709,715)	$(822,785)	$(1,401,175)	$(1,479,375)

Less preferred stock dividends	---	(12,154)	---	(24,175)
Net (Loss) Allocable to Common Stockholders	$(709,715)	$(834,939)	$(1,401,175)	$(1,503,550)

Basic and diluted net (loss) per common share	$(0.03)	$(0.06)	$(0.06)	$(0.12)

Weighted average number of common shares outstanding	24,122,176	13,670,628	22,776,695	12,669,437

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES :
Net loss	$(1,401,175)	$(1,479,375)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	235,622	235,622
Depreciation	120,107	125,848
Share-based compensation for stock and options issued to employees	9,276	6,218
Share-based compensation for options issued to non-employees	37,647	25,538
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	22,320	89,461
Amortization of deferred financing costs	7,309	37,457
Warrants issued (cancelled) for services	72,771	(48,776)
Common stock issued for services	42,600	71,250
Common stock issued for wages	---	20,000
Common stock issued for interest due on convertible note	2,063	71,942
Gain on early extinguishment of convertible note	(142,703)	---
Gain on sale of equipment	---	(3,627)

Change in operating assets and liabilities:
Accounts receivable	(243,915)	95,119
Inventory	46,912	24,485
Prepaid expenses and deferred charges	36,063	116,787
Notes receivable and accrued interest	777,710	363,414
Accounts payable	(343,456)	(532,509)
Accrued liabilities	(150,742)	(53,034)
Accrued interest	(859)	14,702
Deferred revenue	(29,237)	(22,427)
Total	499,488	637,470

Net Cash Used in Operating Activities	(901,687)	(841,905)

INVESTING ACTIVITIES :
Purchase of property and equipment	(16,233)	---
Proceeds from sale of equipment	---	4,937
Net Cash Provided by (Used in) Investing Activities	(16,233)	4,937

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	610,000	981,446
Proceeds from exercise of common stock warrants	1,800,000	---
Repayment of principle due on convertible note	(776,609)	(81,666)
Net Cash Provided by Financing Activities	1,633,391	899,780

Net Increase in Cash	715,471	62,812

Cash, beginning of period	5,119	21,549
Cash, end of period	$720,590	$84,361

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$14,516	$2,090

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible notes	$597,029	$346,389

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 have been made.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

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

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2014	%	2013	%	2014	%	2013	%
Domestic	$11,770	6%	$17,610	61%	$21,442	7%	$37,397	29%
International	197,524	94%	11,274	39%	289,833	93%	93,531	71%
Total	$209,294	100%	$28,884	100%	$311,275	100%	$130,928	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2014	2013	2014	2013
Customer A	Altrazeal®	87%	---	59%	---
Customer B	Altrazeal®	3%	---	28%	57%
Customer C	Altrazeal®	*	29%	*	*
Total		90%	29%	87%	57%
* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	NOTES RECEIVABLE

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

As of June 30, 2014, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at June 30, 2014 and December 31, 2013:

Inventory	June 30, 2014	December 31, 2013
Finished goods	$22,230	$85,993
Work-in-progress	308,001	299,464
Raw materials	18,462	10,148
Total	$348,693	$395,605

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2014 and December 31, 2013:

Property, equipment and leasehold improvements	June 30, 2014	December 31, 2013
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,597,961	1,581,728
Computers, office equipment, and furniture	140,360	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,263,158	2,246,925
Less: accumulated depreciation and amortization	(1,728,418)	(1,608,311)
Property, equipment and leasehold improvements, net	$534,740	$638,614

Depreciation expense on property, equipment and leasehold improvements was $59,553 and $60,460 for the three months ended June 30, 2014 and 2013, respectively, and was $120,107 and $125,848 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2014 and December 31, 2013:

Intangible assets	June 30, 2014	December 31, 2013
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,190,723)	(5,955,101)
Intangible assets, net	$3,435,215	$3,670,837

Amortization expense for intangible assets was $118,461 and $118,461 for the three months ended June 30, 2014 and 2013, respectively, and was $235,622 and $235,622 for the six months ended June 30, 2014 and 2013, respectively.

The future aggregate amortization expense for intangible assets, remaining as of June 30, 2014, is as follows:
Calendar Years	Future Amortization Expense
2014 (Six months)	$239,526
2015	475,148
2016	476,450
2017	475,148
2018	475,148
2019 & Beyond	1,293,795
Total	$3,435,215

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Audited financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2012 and 2013 and unaudited financial statements for the three months and six months ended June 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the years ended December 31, 2012 and 2013 and for the three months and six months ended June 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon updated unaudited financial statements received in May 2014, our unrecorded share of Altrazeal Trading Ltd. losses for the year ended December 31, 2012 totaled $129,207.

Summarized financial information for our investment in Altrazeal Trading Ltd. assuming 100% ownership is as follows:

Altrazeal Trading Ltd.	December 31, 2012
Balance sheet
Total assets	$136,661
Total liabilities	$660,006
Total stockholders’ equity	$(523,345)
Statement of operations
Revenues	$61,028
Net (loss)	$(516,829)

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

As of June 30, 2014, ORADISC GmbH had not begun operations and accordingly the net book value of the investee assets had not been determined and there were no equity method investee gains or losses for the three months and six months ended June 30, 2014.

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

Financial statements of Altrazeal AG for the three months and six months ended June 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the three months and six months ended June 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2014 and December 31, 2013:

Accrued Liabilities	June 30, 2014	December 31, 2013
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	49,972	148,683
Accrued insurance payable	---	60,113
Accrued property taxes	8,100	---
Product rebates/returns	14	32
Other	836	836
Total accrued liabilities	$165,221	$315,963

NOTE 11.	CONVERTIBLE DEBT

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants has terminated, as described below.  As of June 30, 2014, we have issued 725,274 shares of Common Stock to Inter-Mountain for the cashless exercise of three warrants that vested prior to February 26, 2013 to purchase 1,571,428 shares of Common Stock.  Such issuance of shares of Common Stock following the cashless exercise of three warrants by Inter-Mountain during 2013 was based upon an agreement in December 2013 with Inter-Mountain modifying the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  As of June 30, 2014, there is one warrant that remains vested but unexercised for 392,857 shares of Common Stock.  Inter-Mountain delivered a notice of a cashless exercise with respect to this warrant on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock.  We believe that, as a result of the December 2013 agreement, the warrant is exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014 and, as a result, have not honored such warrant exercise.

As part of the convertible debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the SEC a registration statement for the number of shares referred to therein no later than July 27, 2012 and to cause such registration statement to be declared effective no later than ninety days after such filing with the SEC and to keep such registration statement effective for a period of no less than one hundred and eighty days.  The Registration Rights Agreement also grants Inter-Mountain piggy-back registration rights with respect to future offerings by the Company.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on July 31, 2012, which registration statement expired by rule on April 30, 2013.

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

On July 28, 2014, we issued 115,741 shares of Common Stock to Mr. Gray for the conversion and final payment of $125,000 due under the July 2011 Note and remitted to Mr. Gray the annual interest due on July 28, 2014 of $13,457.

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

On June 13, 2014, we issued 116,667 shares of Common Stock to Mr. Gray for the conversion and final payment of $140,000 due under the June 2011 Note and remitted to Mr. Gray the annual interest due on June 13, 2014 of $13,346.

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

Information relating to our convertible notes payable is as follows:
					As of June 30, 2014
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Carrying Value
July 2011 Note	$125,000	10.0%	07/28/2014	$1.08	$125,000	$552	$124,448
Total	$125,000				$125,000	$552	$124,448

(1)	On July 28, 2014, Mr. Gray elected to convert the outstanding principal balance ($125,000) of the July 2011 Note and we issued 115,741 shares of Common Stock for such conversion.

The amount of interest cost recognized from our convertible notes payable was $5,952 and $41,417 for the three months ended June 30, 2014 and 2013, respectively, and was $19,897 and $86,645 for the six months ended June 30, 2014 and 2013, respectively.

The amount of debt discount amortized from our convertible notes payable was $2,655 and $44,683 for the three months ended June 30, 2014 and 2013, respectively, and was $22,320 and $89,461 for the six months ended June 30, 2014 and 2013, respectively.

The future minimum payments relating to our convertible notes payable, as of June 30, 2014, are as follows:

	Payments Due By Period
Transaction	Total	2014 (Six Months)	2015		2016		2017		2018
July 2011 Note	$125,000	$125,000	$	---	$	---	$	---	$	---
Total	$125,000	$125,000	$	---	$	---	$	---	$	---

NOTE 12.	EQUITY TRANSACTIONS

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

Common Stock

As of June 30, 2014, we had 24,454,777 shares of Common Stock issued and outstanding.  We issued 116,667 shares of Common Stock for the three months ended June 30, 2014 comprised of 116,667 shares of Common Stock issued for the conversion and final payment of the June 2011 Note held by Kerry Gray.

Preferred Stock

As of June 30, 2014, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the three months ended June 30, 2014, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2014 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2013	4,665,451	$0.82
Warrants issued	80,000	$1.20
Warrants exercised	(3,000,000)	$0.60
Warrants cancelled	---	---
Balance as of June 30, 2014 (1)	1,745,451	$1.22

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all had vested, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants for 1,571,428 shares of Common Stock were exercised in 2013.  Such issuance of shares of Common Stock following the cashless exercise of three warrants by Inter-Mountain during 2013 was based upon an agreement in December 2013 with Inter-Mountain modifying the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.  For the purposes of this Table, only such net vested shares of Common Stock from one unexercised warrant (392,857 shares) have been included, based upon an exercise price of $0.35 per share of Common Stock.

For the six months ended June 30, 2014, we issued a warrant to Torrey Hills Capital, Inc., to purchase up to an aggregate of 80,000 shares of our Common Stock at an exercise price of $1.20 per share, for consulting services.

Of the warrant shares subject to exercise as of June 30, 2014, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 23, 2014	69,050
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	392,857
March 14, 2018	660,000
January 15, 2019	80,000
Total	1,745,451

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Warrants to purchase Common Stock	1,745,451	4,665,451
Stock options to purchase common stock	1,014,907	1,014,907
Unvested restricted common stock	---	---
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (1)	---	3,124,680
Common stock issuable upon the assumed conversion of our convertible note payable from June 2011 (2)	---	127,712
Common stock issuable upon the assumed conversion of our convertible note payable from July 2011 (2)	115,741	125,603
Total	2,876,099	9,058,353

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

(2)
On June 13, 2014, Mr. Gray elected to convert the outstanding principal balance ($140,000) of the June 2011 Note and we issued 116,667 shares of Common Stock for such conversion.  On July 28, 2014, Mr. Gray elected to convert the outstanding principal balance ($125,000) of the July 2011 Note and we issued 115,741 shares of Common Stock for such conversion.

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Incentive Stock Options (1)
Quantity	---	---	---	232,500
Weighted average fair value per share	---	---	---	$0.24
Fair value	---	---	---	$56,112

Nonstatutory Stock Options (2)
Quantity	---	---	---	735,000
Weighted average fair value per share	---	---	---	$0.24
Fair value	---	---	---	$177,388

(1)	The Company did not award any incentive stock options for the three months ended June 30, 2014 and 2013, respectively.
(2)	The Company did not award any nonstatutory stock options for the three months ended June 30, 2014 and 2013, respectively.

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

	Six Months Ended June 30,
	2014	2013
Incentive Stock Options
Expected volatility (1)	---	103.55%
Risk-free interest rate % (2)	---	0.81%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	---	103.55%
Risk-free interest rate % (2)	---	0.81%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$5,365	$5,365	$10,672	$6,013
Selling, general and administrative	17,018	16,419	36,251	24,752
Total share-based compensation expense	$22,383	$21,784	$46,923	$30,765

At June 30, 2014, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $105,520.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty one months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2014 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	1,014,907	$2.12
Granted	---	---
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of June 30, 2014	1,014,907	$2.12

The following table presents the stock option grants outstanding and exercisable as of June 30, 2014:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	8.7	272,500	$0.33
53,334	2.38	4.0	53,334	2.38
30,002	14.40	2.8	30,002	14.40
39,071	33.35	3.3	39,071	33.35
1,014,907	$2.12	8.1	394,907	$4.94

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

The following table summarizes share-based compensation related to restricted stock awards for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Research and development	$	---	$	---	$	---	$444
Selling, general and administrative		---		---		---	547
Total share-based compensation expense	$	---	$	---	$	---	$991

At June 30, 2014, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is zero.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of Common Stock subject to potential issue as of June 30, 2014 and the changes therein during the six months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	---	---
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	---	---
Outstanding as of June 30, 2014	---	---

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our Equity Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, June 14, 2012, June 13, 2013, and on June 5, 2014, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of Common Stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, 400,000 shares, 600,000 shares, and 1,000,000 shares, respectively, to a total of 2,800,000 shares.

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

As of June 30, 2014, we had granted options to purchase 1,376,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,014,907 were outstanding at a weighted average exercise price of $2.12 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of June 30, 2014, there were 1,715,647 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at June 30, 2014 and December 31, 2013.

Description	June 30, 2014	December 31, 2013
Assets:
Notes receivable and accrued interest	---	$777,710

Liabilities:
Convertible note – June 2011	---	$138,220
Convertible note – July 2011	$124,448	$120,738
Convertible note – June 2012	---	$888,099

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of June 30, 2014:

Calendar Years	Future Lease Expense
2014 (Six months)	$60,737
2015	28,881
2016	---
2017	---
2018	---
Total	$89,618

Rent expense for our operating leases amounted to $30,446 and $30,014 for the three months ended June 30, 2014 and 2013, respectively, and $60,826 and $55,042 for the six months ended June 30, 2014 and 2013, respectively.

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

For the six months ended June 30, 2014 and 2013, the Company recorded product sales, in approximate numbers, of $244,000 and $71,000, respectively, with the various Altrazeal Distributors, which represented approximately 78% and 54% of our total revenues.

As of June 30, 2014 and December 31, 2013, Altrazeal Distributors had an outstanding accounts receivable, in approximate numbers, of $424,000 and $174,000, respectively, which represented approximately 99% and 97% of our gross outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of June 30, 2014, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2)	$(257,500)	$(91,000)	$220,673	$140,313	$12,486
Terrance K. Wallberg	(25,000)	(35,769)	$24,230	$36,539	---
Key executives	(28,239)	(20,000)	$27,253	$20,986	---
Total	$(310,739)	$(146,769)	$272,156	$197,838	$12,486

(1)	During 2014, Mr. Gray was repaid $257,500 of temporarily deferred compensation, of which $100,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.
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

As of June 30, 2014 and December 31, 2013, the Company’s obligation for temporarily deferred compensation was $12,486 which was included in accrued liabilities, and $323,225 of which $207,500 was included in accounts payable and $115,725 was included in accrued liabilities, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2014, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On July 28, 2014, we issued 115,741 shares of Common Stock to Mr. Gray for the conversion and final payment of $125,000 due under the July 2011 Note and remitted to Mr. Gray the annual interest due on July 28, 2014 of $13,457.

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

On May 27, 2014, we announced the completion of initial shipments of Altrazeal® to Spain, Portugal, and Italy.  On July 8, 2014, we announced the completion of initial shipments of Altrazeal® to Serbia, Macedonia, Montenegro and Afghanistan.  In addition, the international marketing network has been expanded to include Russia, Greece and the United Arab Emirates.

Repayment of Convertible Note – June 2012

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

Repayment of Convertible Note – July 2011

On July 28, 2011, we completed a convertible debt financing for $125,000 with Mr. Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Note”).  The July 2011 Note bears interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest will be due on July 28, 2014.  On July 28, 2014, we issued 115,741 shares of Common Stock to Mr. Gray for the conversion and final payment of $125,000 due under the July 2011 Note and remitted to Mr. Gray the annual interest due on July 28, 2014 of $13,457.

Repayment of Convertible Note – June 2011

On June 13, 2011, we completed a $140,000 convertible debt financing with Mr. Gray (the “June 2011 Note”).  The June 2011 Note bears interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest was due on June 13, 2014.  On June 13, 2014, we issued 116,667 shares of Common Stock to Mr. Gray for the conversion and final payment of $140,000 due under the June 2011 Note and remitted to Mr. Gray the annual interest due on June 13, 2014 of $13,346.

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

Comparison of the three months ended June 30, 2014 and 2013

Total Revenues

Revenues were approximately $209,000 for the three months ended June 30, 2014, as compared to revenues of approximately $29,000 for the three months ended June 30, 2013, and were comprised of, in approximate numbers, licensing fees of $14,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $17,000 from the sale of Altrazeal®, and product sales of approximately $178,000 for Altrazeal®.

The second quarter 2014 revenues represent an overall increase of approximately $180,000 versus the comparative second quarter 2013 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $160,000 in Altrazeal® product sales by our international distributors, an increase of $17,000 in royalties related to Altrazeal®, and an increase of $3,000 in Altrazeal® licensing.

 Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2014 was approximately $113,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the three months ended June 30, 2013 was approximately $3,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $184,000 for the three months ended June 30, 2014, including $5,000 in share-based compensation, as compared to approximately $211,000 for the three months ended June 30, 2013, which included $5,000 in share-based compensation.  The decrease of approximately $27,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $29,000 in regulatory costs, a decrease of $21,000 in direct research costs related to Altrazeal®, and a decrease of $13,000 in miscellaneous operating costs.  These expense decreases were partially offset by an increase of $36,000 in scientific compensation related primarily to a higher head count.

The direct research and development expenses for the three months ended June 30, 2014 and 2013 were, in approximate numbers, as follows:

	Three Months Ended June 30,
Technology	2014	2013
Wound care & nanoparticle	$63,000	$84,000
OraDisc™	4,000	4,000
Aphthasol® & other technologies	1,000	1,000
Total	$68,000	$89,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $411,000 for the three months ended June 30, 2014, including $17,000 in share-based compensation, as compared to approximately $352,000 for the three months ended June 30, 2013, which included $17,000 in share-based compensation.

The increase of approximately $60,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $27,000 in legal expenses related to a licensing agreement dispute, an increase of $26,000 in sales and marketing expenses, an increase of $22,000 in compensation costs, an increase of $4,000 related to property tax accruals, an increase of $5,000 in legal fees related to our patents, and an increase of $3,000 in investor relations consulting.  These expense increases were partially offset by a decrease of $27,000 related to doubtful account accruals.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $118,000 for the three months ended June 30, 2014 as compared to approximately $118,000 for the three months ended June 30, 2013.  The expense for each period consists of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended June 30, 2014 and 2013, respectively.

Depreciation

Depreciation expense totaled approximately $60,000 for the three months ended June 30, 2014 as compared to approximately $60,000 for the three months ended June 30, 2013.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $500 for the three months ended June 30, 2014 as compared to approximately $18,000 for the three months ended June 30, 2013.  The decrease of approximately $17,000 in interest income is attributable to the offset in January 2014 of the outstanding Inter-Mountain notes receivable.

Interest Expense

Interest expense totaled approximately $33,000 for the three months ended June 30, 2014 as compared to approximately $128,000 for the three months ended June 30, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $95,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff in March 2014 of the convertible promissory note with Inter-Mountain.

Comparison of the six months ended June 30, 2014 and 2013

Total Revenues

Revenues were approximately $311,000 for the six months ended June 30, 2014, as compared to revenues of approximately $131,000 for the six months ended June 30, 2013, and were comprised of, in approximate numbers, licensing fees of $29,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $17,000 from the sale of Altrazeal®, and product sales of approximately $265,000 for Altrazeal®.

The six months ended June 30, 2014 revenues represent an overall increase of approximately $180,000 versus the comparative six months ended June 30, 2013 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $156,000 in Altrazeal® product sales by our international distributors, an increase of $17,000 in royalties related to Altrazeal®, and an increase of $7,000 in Altrazeal® licensing.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2014 was approximately $154,000 and was comprised entirely of costs associated with Altrazeal®.  Cost of goods sold for the six months ended June 30, 2013 was approximately $44,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $372,000 for the six months ended June 30, 2014, including $11,000 in share-based compensation, as compared to approximately $376,000 for the six months ended June 30, 2013, which included $6,000 in share-based compensation.  The decrease of approximately $4,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $47,000 in regulatory costs, a decrease of $30,000 in direct research costs related to Altrazeal®, and a decrease of $12,000 in miscellaneous operating costs.  There expense decreases were partially offset by an increase of $65,000 in scientific compensation related to share-based compensation and a higher head count and an increase of $20,000 in clinical study costs related to Altrazeal®.

The direct research and development expenses for the six months ended June 30, 2014 and 2013 were, in approximate numbers, as follows:

	Six Months Ended June 30,
Technology	2014	2013
Wound care & nanoparticle	$124,000	$154,000
OraDisc™	7,000	8,000
Aphthasol® & other technologies	2,000	1,000
Total	$133,000	$163,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $880,000 for the six months ended June 30, 2014, including $36,000 in share-based compensation, as compared to approximately $612,000 for the six months ended June 30, 2013, which included $25,000 in share-based compensation.

The increase of approximately $268,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $142,000 in investor relations consulting related to share-based compensation, an increase of $66,000 in legal expenses related to a licensing agreement dispute, an increase of $46,000 in sales and marketing expenses, an increase of $10,000 in compensation costs related to share-based compensation, an increase of $11,000 in legal fees related to our patents, an increase of $10,000 in director fees related to share-based compensation, an increase of $8,000 related to property tax accruals, an increase of $6,000 in insurance costs, and an increase of $5,000 in miscellaneous expenses.  These expense increases were partially offset by a decrease of $27,000 related to doubtful account accruals and a decrease of $9,000 in consulting costs related to XBRL reporting.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $236,000 for the six months ended June 30, 2014 as compared to approximately $236,000 for the six months ended June 30, 2013.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the six months ended June 30, 2014 and 2013, respectively.

Depreciation

Depreciation expense totaled approximately $120,000 for the six months ended June 30, 2014 as compared to approximately $126,000 for the six months ended June 30, 2013.  The decrease of approximately $6,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $5,000 for the six months ended June 30, 2014 as compared to approximately $40,000 for the six months ended June 30, 2013.  The decrease of approximately $35,000 in interest income is attributable to the offset in January 2014 of the outstanding Inter-Mountain notes receivable.

Interest Expense

Interest expense totaled approximately $98,000 for the six months ended June 30, 2014 as compared to approximately $260,000 for the six months ended June 30, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $162,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff in March 2014 of the convertible promissory note with Inter-Mountain.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2014 our cash and cash equivalents were approximately $720,000 which is an increase of approximately $715,000 as compared to our cash and cash equivalents at December 31, 2013 of approximately $5,000.  Our working capital (current assets less current liabilities) was approximately $(166,000) at June 30, 2014 as compared to our working capital at December 31, 2013 of approximately $(1,783,000).

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2014	2013
Operating activities	$(902,000)	$(842,000)
Investing activities	(16,000)	5,000
Financing activities	1,633,000	900,000
Net Increase in cash and cash equivalents	$715,000	$63,000

Operating Activities

For the six months ended June 30, 2014, net cash used in operating activities was approximately $902,000.  The principal components of net cash used for the six months ended June 30, 2014 were, in approximate numbers, our net loss of $1,401,000, a decrease of $344,000 in accounts payable due to timing of vendor payments, a decrease of $152,000 in accrued liabilities related to compensation and insurance, a decrease of $29,000 in deferred revenues due to amortization of revenues, and an increase of $244,000 in accounts receivable.  Our net loss for the six months ended June 30, 2014 included substantial non-cash charges of approximately $407,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the gain on early extinguishment of a convertible note.  The aforementioned net cash used for the six months ended June 30, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, a decrease of $47,000 in inventory, and a decrease of $36,000 in prepaid expenses.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was approximately $16,000 and relates to the purchase of manufacturing equipment.

Net cash provided by investing activities for the six months ended June 30, 2013 was approximately $5,000 and is comprised of the proceeds from the sale of manufacturing equipment.

Financing Activities

Net cash provided by financing activities for the six month ended June 30, 2014 was approximately $1,633,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to the January 2013 Offering,  the final funding $110,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, the funding of $1,800,000 from the exercise of warrants to purchase 2,250,000 shares of common stock pursuant to the Implementation Agreement with Sacks and TPT, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

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

Liquidity

As of June 30, 2014, we had cash and cash equivalents of approximately $720,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2014 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and those of our licensees, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditures spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek funding from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Currently, we have no agreements with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2014, which consists of a lease agreement for office and laboratory space in Addison, Texas, a lease agreement for office equipment, amounts unpaid under a separation agreement with our current chief executive officer, Kerry P. Gray, and the principal balance due for our convertible note agreement.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
Operating leases	$89,618	$89,618	$	---	$	---	$	---
Separation agreement	12,486	12,486		---		---		---
Convertible note and accrued interest	138,457	138,457		---		---		---
Total contractual cash obligations	$240,561	$240,561	$	---	$	---	$	---

Capital Expenditures

For the six months ended June 30, 2014 and 2013, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $16,000, and nil, respectively.  Such expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for the remainder of 2014 will be approximately $54,000 and consist of equipment related to the manufacture of our products and equipment for our computer systems.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At June 30, 2014 and December 31, 2013 our cash and cash equivalents totaled approximately $720,000 and $5,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2014 and at December 31, 2013.  As of June 30, 2014, three customers exceeded the 5% threshold, with 43%, 36% and 18%, respectively.  Two customers exceeded the 5% threshold at December 31, 2013, with 86% and 11%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Currently, a portion of our revenues and all of our expenses are denominated in U.S. dollars, although we are recently experiencing an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

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

    On June 27, 2012, we entered into a Purchase Agreement, related to our issuance of the June 2012 Note, with Inter-Mountain.  On or about December 30, 2013, we agreed to modify certain terms of our various agreements with Inter-Mountain (the “December 2013 Agreement”) to include the following; (i) outstanding warrants issued to Inter-Mountain in connection with the issuance of the June 2012 Note (the “Warrants”) will be modified so that the denominator in the cashless exercise calculations will be the “VWAP of the Common Stock two days prior to the exercise date” rather than the “Adjusted Price of the Common Stock”, (ii) all outstanding traunches (or partial traunches) of the June 2012 Note corresponding to the buyers notes, that have yet to be prepaid, will not use the $0.35 fixed price conversion feature in Section #3 of the June 2012 Note, (iii) all outstanding traunches (or partial traunches) of the June 2012 Note issued by the Company corresponding to buyer notes that have already funded, including half of buyer note number 4 (after funding of the $62,500 when funded) will maintain the $0.35 fixed conversion price component under Section #3 of the June 2012 Note, and (iv) Inter-Mountain will forebear selling shares of ULURU Common Stock through January 15, 2014, however, ULURU will deliver all of the 274,878 shares issuable as part of the December 2013 Agreement immediately as well as any other shares otherwise due under regular installments.  On January 2, 2014, we delivered 274,878 shares of Common Stock to Inter-Mountain pursuant to the December 2013 Agreement.

    As part of the convertible debt financing with Inter-Mountain, they received a total of seven Warrants to purchase, if they all vest, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants has terminated.  As of June 30, 2014, we have issued 725,274 shares of Common Stock to Inter-Mountain upon the cashless exercise of three Warrants that vested prior to February 26, 2013 with respect to 1,571,428 shares of Common Stock.  Such issuance of shares of Common Stock following the cashless exercise of such three Warrants by Inter-Mountain during 2013 were based upon the December 2013 Agreement that modified the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  The modification to the formula consisted of revising the denominator from “Adjusted Price of the Common Stock” to “VWAP of the Common Stock two days prior to the exercise date” as part of the December 2013 Agreement.  As of June 30, 2014, there is one Warrant that remains vested but unexercised for 392,857 shares of Common Stock.  Inter-Mountain delivered a notice of a cashless exercise with respect to this Warrant on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock.  We believe that, as a result of the December 2013 Agreement, the warrant is exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014 and, as a result, have not honored such Warrant exercise.

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

ULURU Inc.

Date: August 14, 2014	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)