Form 10-Q
period 2014-09-30
ULURU Inc.
filed 2014-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2014

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

As of November 14, 2014, there were 24,458,018 shares of the registrant’s Common Stock, $0.001 par value per share, and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$40,394	$5,119
Accounts receivable, net	705,942	185,078
Notes receivable and accrued interest, current portion	---	777,710
Inventory	319,402	395,605
Prepaid expenses and deferred charges	105,957	123,812
Total Current Assets	1,171,695	1,487,324

Property, Equipment and Leasehold Improvements, net	488,782	638,614

Other Assets
Intangible assets, net	3,315,452	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,333,521	3,775,676

TOTAL ASSETS	$4,993,998	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,460,635	$1,734,725
Accrued liabilities	262,243	315,963
Accrued interest	---	13,360
Convertible notes payable, net of unamortized debt discount, current portion	---	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	1,781,837	3,270,064

Long Term Liabilities
Deferred revenue, net of current portion	854,035	898,133
Total Long Term Liabilities	854,035	898,133

TOTAL LIABILITIES	2,635,872	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
24,458,018 and 18,871,420 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	24,458	18,872
Additional paid-in capital	56,035,283	53,336,127
Accumulated (deficit)	(53,701,615)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	2,358,126	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,993,998	$5,901,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
License fees	$14,861	$11,400	$44,098	$33,827
Royalty income	24,439	10,276	41,452	10,276
Product sales, net	283,483	88,904	548,508	197,405
Total Revenues	322,783	110,580	634,058	241,508

Costs and Expenses
Cost of goods sold	223,646	60,245	377,779	104,236
Research and development	172,556	201,244	544,574	577,712
Selling, general and administrative	389,876	302,093	1,270,228	914,509
Amortization of intangible assets	119,763	119,763	355,385	355,385
Depreciation	58,702	59,688	178,809	185,536
Total Costs and Expenses	964,543	743,033	2,726,775	2,137,378
Operating (Loss)	(641,760)	(632,453)	(2,092,717)	(1,895,870)

Other Income (Expense)
Interest and miscellaneous income	198	15,088	5,258	55,564
Interest expense	(27,030)	(125,904)	(125,011)	(385,965)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Foreign currency transaction (loss)	(10,267)	---	(10,267)	---
Gain on early extinguishment of convertible note	---	---	142,703	---
Gain on sale of equipment	---	---	---	3,627
(Loss) Before Income Taxes	(678,859)	(743,269)	(2,080,034)	(2,222,644)

Income taxes	---	---	---	---
Net (Loss)	$(678,859)	$(743,269)	$(2,080,034)	$(2,222,644)

Less preferred stock dividends	---	(6,061)	---	(30,236)
Net (Loss) Allocable to Common Stockholders	$(678,859)	$(749,330)	$(2,080,034)	$(2,252,880)

Basic and diluted net (loss) per common share	$(0.03)	$(0.05)	$(0.09)	$(0.16)

Weighted average number of common shares outstanding	24,518,208	15,659,822	23,363,579	13,677,186

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES :
Net loss	$(2,080,034)	$(2,222,644)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	355,385	355,385
Depreciation	178,809	185,536
Share-based compensation for stock and options issued to employees	14,452	10,933
Share-based compensation for options issued to non-employees	56,951	45,910
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	22,872	134,052
Amortization of deferred financing costs	7,309	55,841
Warrants issued (cancelled) for services	72,771	(48,776)
Common stock issued (cancelled) for services	(22,650)	158,250
Common stock issued for wages	---	20,000
Common stock issued for interest due on convertible note	2,063	101,917
Gain on early extinguishment of convertible note	(142,703)	---
Gain on sale of equipment	---	(3,627)

Change in operating assets and liabilities:
Accounts receivable	(520,864)	(104,529)
Inventory	76,203	39,659
Prepaid expenses and deferred charges	17,855	63,452
Notes receivable and accrued interest	777,710	538,566
Accounts payable	(274,090)	(637,401)
Accrued liabilities	(53,720)	(29,638)
Accrued interest	(13,360)	(7,158)
Deferred revenue	(44,098)	91,173
Total	510,895	969,545

Net Cash Used in Operating Activities	(1,569,139)	(1,253,099)

INVESTING ACTIVITIES :
Purchase of property and equipment	(28,977)	(32,030)
Proceeds from sale of equipment	---	4,937
Net Cash Used in Investing Activities	(28,977)	(27,093)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	610,000	1,391,446
Proceeds from exercise of common stock warrants	1,800,000	---
Proceeds from redemption of preferred stock, net	---	1,864
Repayment of principle due on convertible note	(776,609)	(81,666)
Net Cash Provided by Financing Activities	1,633,391	1,311,644

Net Increase in Cash	35,275	31,452

Cash, beginning of period	5,119	21,549
Cash, end of period	$40,394	$53,001

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$29,006	$33,544

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible notes	$582,029	$566,414

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 have been made.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, with the inclusion of the following significant accounting policy:

Foreign currency transaction gain (loss)

Our functional currency and our reporting currency is the U.S. dollar and foreign currency transactions are primarily undertaken in Euros.  Monetary assets and liabilities are translated using the foreign currency exchange rate prevailing at the balance sheet date.  Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of foreign currency exchange in effect at the date of the transaction.  Expenses are translated at average foreign currency exchange rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income.

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

Revenues per geographic area, along with relative percentages of total revenues, for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2014	%	2013	%	2014	%	2013	%
Domestic	$8,992	3%	$17,197	16%	$30,435	5%	$54,594	23%
International	313,791	97%	93,383	84%	603,623	95%	186,914	77%
Total	$322,783	100%	$110,580	100%	$634,058	100%	$241,508	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and nine months ended September 30 are represented on the following table:

		Three Months Ended September 30,		Nine Months Ended September 30,
Customers	Product	2014	2013	2014	2013
Customer A	Altrazeal®	93%	---	76%	---
Customer B	Altrazeal®	2%	70%	15%	66%
Total		95%	70%	91%	66%

NOTE 5.	NOTES RECEIVABLE

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

As of September 30, 2014, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2014 and December 31, 2013:

Inventory	September 30, 2014	December 31, 2013
Finished goods	$20,917	$85,993
Work-in-progress	267,603	299,464
Raw materials	30,882	10,148
Total	$319,402	$395,605

NOTE 7.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2014 and December 31, 2013:

Property, equipment and leasehold improvements	September 30, 2014	December 31, 2013
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,597,987	1,581,728
Computers, office equipment, and furniture	153,078	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,275,902	2,246,925
Less: accumulated depreciation and amortization	(1,787,120)	(1,608,311)
Property, equipment and leasehold improvements, net	$488,782	$638,614

Depreciation expense on property, equipment and leasehold improvements was $58,702 and $59,688 for the three months ended September 30, 2014 and 2013, respectively, and was $178,809 and $185,536 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2014 and December 31, 2013:

Intangible assets	September 30, 2014	December 31, 2013
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,310,486)	(5,955,101)
Intangible assets, net	$3,315,452	$3,670,837

Amortization expense for intangible assets was $119,763 and $119,763 for the three months ended September 30, 2014 and 2013, respectively, and was $355,385 and $355,385 for the nine months ended September 30, 2014 and 2013, respectively.

The future aggregate amortization expense for intangible assets, remaining as of September 30, 2014, is as follows:
Calendar Years	Future Amortization Expense
2014 (Three months)	$119,763
2015	475,148
2016	476,450
2017	475,148
2018	475,148
2019 & Beyond	1,293,795
Total	$3,315,452

NOTE 9.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Audited financial statements of Altrazeal Trading Ltd. for the year ended December 31, 2013 and unaudited financial statements for the three months and nine months ended September 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the years ended December 31, 2012 and 2013 and for the nine months ended September 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon audited financial statements received in May 2014, our unrecorded share of Altrazeal Trading Ltd. losses for the year ended December 31, 2012 totaled $129,207.

Summarized financial information for our investment in Altrazeal Trading Ltd. assuming 100% ownership is as follows:

Altrazeal Trading Ltd.	December 31, 2012
Balance sheet
Total assets	$136,661
Total liabilities	$660,006
Total stockholders’ equity	$(523,345)
Statement of operations
Revenues	$61,028
Net (loss)	$(516,829)

Altrazeal Trading GmbH

On February 1, 2014, Altrazeal Trading Ltd. transferred all of their rights and obligations under the existing shareholders’ agreement to Altrazeal Trading GmbH.  As a result of this transfer, we received a non-dilutable 25% ownership interest in Altrazeal Trading GmbH.

Audited financial statements of Altrazeal Trading GmbH for the year ended December 31, 2013 and unaudited financial statements for the three months and nine months ended September 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading GmbH for the years ended December 31, 2012 and 2013 and for the nine months ended September 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the year ended December 31, 2013, our unrecorded share of Altrazeal Trading GmbH cumulative losses as of December 31, 2013 totaled $213,370.

Summarized financial information for our investment in Altrazeal Trading GmbH assuming 100% ownership is as follows:

Altrazeal Trading GmbH	December 31, 2013 (Unaudited)
Balance sheet
Total assets		$757,784
Total liabilities		$1,563,046
Total stockholders’ equity		$(805,262)
Statement of operations
Revenues	$	---
Net (loss)		$(798,009)

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

Audited financial statements of ORADISC GmbH for the year ended December 31, 2013 and unaudited financial statements for the three months and nine months ended September 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the years ended December 31, 2012 and 2013 and for the nine months ended September 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the year ended December 31, 2013, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2013 totaled $11,430.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2013 (Unaudited)
Balance sheet
Total assets		$305,069
Total liabilities		$302,572
Total stockholders’ equity		$2,497
Statement of operations
Revenues	$	---
Net (loss)		$(34,671)

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

Financial statements of Altrazeal AG for the three months and nine months ended September 30, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the nine months ended September 30, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2014 and December 31, 2013:

Accrued Liabilities	September 30, 2014	December 31, 2013
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	98,424	148,683
Accrued insurance payable	47,999	60,113
Accrued property taxes	8,950	---
Product rebates/returns	13	32
Other	558	836
Total accrued liabilities	$262,243	$315,963

NOTE 11.	CONVERTIBLE DEBT

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

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vest, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants has terminated, as described below.  As of September 30, 2014, we have issued 725,274 shares of Common Stock to Inter-Mountain for the cashless exercise of three warrants that vested prior to February 26, 2013 to purchase 1,571,428 shares of Common Stock.  Such issuance of shares of Common Stock following the cashless exercise of three warrants by Inter-Mountain during 2013 was based upon an agreement in December 2013 with Inter-Mountain modifying the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  As of September 30, 2014, there is one warrant that remains vested but unexercised for 392,857 shares of Common Stock.  Inter-Mountain delivered a notice of a cashless exercise with respect to this warrant on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock.  We believe that, as a result of the December 2013 agreement, the warrant is exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014 and, as a result, have not honored such warrant exercise.

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

The amount of interest cost recognized from our convertible notes payable was $956 and $38,032 for the three months ended September 30, 2014 and 2013, respectively, and was $20,853 and $124,677 for the nine months ended September 30, 2014 and 2013, respectively.

The amount of debt discount amortized from our convertible notes payable was $552 and $44,591 for the three months ended September 30, 2014 and 2013, respectively, and was $22,872 and $134,052 for the nine months ended September 30, 2014 and 2013, respectively.

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

Common Stock

As of September 30, 2014, we had 24,458,018 shares of Common Stock issued and outstanding.  We issued 3,241 shares of Common Stock for the three months ended September 30, 2014 comprised of 115,741 shares of Common Stock issued for the conversion and final payment of the July 2011 Note held by Kerry Gray and the net cancellation of 112,500 shares of Common Stock related to consulting services provided to the Company.

Preferred Stock

As of September 30, 2014, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the three months ended September 30, 2014, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2014 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2013	4,665,451	$0.82
Warrants issued	80,000	$1.20
Warrants exercised	(3,000,000)	$0.60
Warrants cancelled	(69,050)	$3.22
Balance as of September 30, 2014 (1)	1,676,401	$1.14

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

For the nine months ended September 30, 2014, we issued a warrant to Torrey Hills Capital, Inc., to purchase up to an aggregate of 80,000 shares of our Common Stock at an exercise price of $1.20 per share, for consulting services.

Of the warrant shares subject to exercise as of September 30, 2014, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	392,857
March 14, 2018	660,000
January 15, 2019	80,000
Total	1,676,401

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Warrants to purchase Common Stock	1,676,401	4,665,451
Stock options to purchase common stock	1,699,907	1,014,907
Unvested restricted common stock	---	---
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (1)	---	3,124,680
Common stock issuable upon the assumed conversion of our convertible note payable from June 2011 (2)	---	127,712
Common stock issuable upon the assumed conversion of our convertible note payable from July 2011 (2)	---	125,603
Total	3,376,308	9,058,353

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Incentive Stock Options (1)
Quantity	125,000	---	125,000	232,500
Weighted average fair value per share	$0.81	---	$0.81	$0.24
Fair value	$101,171	---	$101,171	$56,112

Nonstatutory Stock Options (2)
Quantity	560,000	---	560,000	735,000
Weighted average fair value per share	$0.81	---	$0.81	$0.24
Fair value	$453,250	---	$453,250	$177,388

(1)	The Company did not award any incentive stock options for the three months ended September 30, 2013.
(2)	The Company did not award any nonstatutory stock options for the three months ended September 30, 2013.

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

	Nine Months Ended September 30,
	2014	2013
Incentive Stock Options
Expected volatility (1)	107.66%	103.55%
Risk-free interest rate % (2)	1.75%	0.81%
Expected term (in years)	5.0	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	107.66%	103.55%
Risk-free interest rate % (2)	1.75%	0.81%
Expected term (in years)	5.0	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$6,164	$5,425	$16,836	$11,438
Selling, general and administrative	18,316	19,662	54,567	44,414
Total share-based compensation expense	$24,480	$25,087	$71,403	$55,852

At September 30, 2014, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $635,461.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2014 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	1,014,907	$2.12
Granted	685,000	$1.15
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of September 30, 2014	1,699,907	$1.73

The following table presents the stock option grants outstanding and exercisable as of September 30, 2014:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	8.5	595,000	$0.33
685,000	1.15	8.2	15,000	1.15
53,334	2.38	3.7	53,334	2.38
69,073	25.12	2.8	69,073	25.12
1,699,907	$1.73	8.0	732,407	$2.83

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

At September 30, 2014, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is zero.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of Common Stock subject to potential issue as of September 30, 2014 and the changes therein during the nine months then ended:

	Restricted stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2013	---	---
Shares granted	---	---
Shares forfeited/cancelled	---	---
Shares exercised/issued	---	---
Outstanding as of September 30, 2014	---	---

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

As of September 30, 2014, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,699,907 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of September 30, 2014, there were 1,030,647 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2014 and December 31, 2013.

Description	September 30, 2014	December 31, 2013
Assets:
Notes receivable and accrued interest	---	$777,710

Liabilities:
Convertible note – June 2011	---	$138,220
Convertible note – July 2011	---	$120,738
Convertible note – June 2012	---	$888,099

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which was inclusive of monthly operating expenses.  Effective August 1, 2014, our minimum monthly lease obligation increased to $9,436, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment.  The lease, which commenced on February 1, 2011 and continues until February 1, 2015, requires a minimum lease obligation of $744 per month.

The future minimum lease payments under the 2013 office lease and the 2010 equipment lease are as follows as of September 30, 2014:

Calendar Years	Future Lease Expense
2014 (Three months)	$30,539
2015	29,051
2016	---
2017	---
2018	---
Total	$59,590

Rent expense for our operating leases amounted to $32,369 and $31,083 for the three months ended September 30, 2014 and 2013, respectively, and $93,195 and $86,125 for the nine months ended September 30, 2014 and 2013, respectively.

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

Related Party Transactions and Concentration

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  Mr. Kerschbaumer currently serves as a director of Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne currently serves as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly of collectively, to have control of, and make investment and business decisions on behalf of Altrazeal AG.

Currently, we are party to License and Supply Agreements with Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG for the marketing and distribution of Altrazeal in various international territories.

For the nine months ended September 30, 2014 and 2013, the Company recorded revenues, in approximate numbers, of $586,000 and $169,000, respectively, with the various Altrazeal Distributors, which represented approximately 92% and 70% of our total revenues.

As of September 30, 2014 and December 31, 2013, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $703,000 and $174,000, respectively, which represented approximately 99% and 97% of our gross outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of September 30, 2014, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2)	$(154,986)	$(91,000)	$220,673	$140,313	$115,000
Terrance K. Wallberg	(25,000)	(35,769)	$24,230	$36,539	---
Key executives	(28,239)	(20,000)	$27,253	$20,986	---
Total	$(208,225)	$(146,769)	$272,156	$197,838	$115,000

(1)
During 2014, Mr. Gray temporarily deferred compensation of $115,000 which consisted of $62,500 earned as salary compensation for his duties as President of the Company and $52,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation, of which $100,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

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

As of September 30, 2014 and December 31, 2013, the Company’s obligation for temporarily deferred compensation was $115,000 of which $62,500 was included in accrued liabilities and $52,500 was included in accounts payable, and $323,225 of which $207,500 was included in accounts payable and $115,725 was included in accrued liabilities, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2014, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On or about August 22, 2014, Inter-Mountain filed a Complaint against Uluru in a matter now pending in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  Uluru declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.   Inter-Mountain alleges that Uluru’s refusal to honor the exercise constitutes a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and seeks actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers, counterclaims, and answers to counterclaims have been filed, and Uluru expects scheduling and discovery to commence soon.  Uluru denies any breach or other wrongdoing and is vigorously defending the matter.

On or about November 6, 2012, Discus Dental, LLC (“Discus”) and Philips Oral Healthcare Inc. (“Philips”) filed a Complaint against Uluru in the United States District Court, Central District of California (the “Action”).  Discus, a subsidiary of Philips’ parent company, is party to a license agreement under which Uluru’s predecessor granted it a defined license.  The license contractually required that Discus use commercially reasonable efforts to, market and sell Aphthasol® paste, a prescription pharmaceutical.  Prior to the filing of the Action,  Uluru sent a demand letter contending that Discus did not fulfill its obligations under the license agreement, including the obligation to retain an adequate selling organization and otherwise use commercially reasonable efforts to market and sell Aphthasol® paste.  In response to Uluru’s demand letter, the Plaintiffs instituted the Action seeking a declaratory judgment that Discus did not breach the license agreement.  On November 20, 2012, the Plaintiffs filed Amended Complaint adding  a claim requesting that Uluru be ordered to return certain royalty payments that  Discus paid to  Uluru after the expiration of the license period.  On October 7, 2014, Discus filed a Second Amended Complaint, withdrawing Philips as a plaintiff and adding claims that Uluru breached the license by allegedly making a profit from the manufacture of Aphthasol® paste.  Uluru has denied liability with regard to Discus’s claims and has asserted counterclaims for breach of contract against Discus, seeking compensatory damages and attorneys’ fees.  The Action is currently set for trial in February 2015.

NOTE 20.	SUBSEQUENT EVENTS

Not applicable.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 8, 2014, we announced the expansion of our international marketing network to include Russia, Greece and the United Arab Emirates.  On September 30, 2014, we announced the further expansion of our international marketing network to include Germany.

As of the end of the third quarter 2014, we have now shipped Altrazeal® to twenty two international territories and expect to ship Altrazeal® to several new territories in the fourth quarter of 2014.

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

Comparison of the three months ended September 30, 2014 and 2013

Total Revenues

Revenues were approximately $323,000 for the three months ended September 30, 2014, as compared to revenues of approximately $111,000 for the three months ended September 30, 2013, and were comprised of, in approximate numbers, licensing fees of $15,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $24,000 from the sale of Altrazeal®, and product sales of approximately $284,000 for Altrazeal®.

The third quarter 2014 revenues represent an overall increase of approximately $212,000 versus the comparative third quarter 2013 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $195,000 in Altrazeal® product sales by our international distributors, an increase of $14,000 in royalties related to Altrazeal®, and an increase of $3,000 in Altrazeal® licensing.

 Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2014 was approximately $224,000 and was comprised of $213,000 of costs from the sale of our Altrazeal® products and $11,000 from the write-off of obsolete inventory.  Cost of goods sold for the three months ended September 30, 2013 was approximately $60,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $173,000 for the three months ended September 30, 2014, including $6,000 in share-based compensation, as compared to approximately $201,000 for the three months ended September 30, 2013, which included $5,000 in share-based compensation.  The decrease of approximately $28,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $22,000 in regulatory costs and a decrease of $19,000 in direct research costs primarily related to Altrazeal®.  These expense decreases were partially offset by an increase of $13,000 in scientific compensation related primarily to a higher head count.

The direct research and development expenses for the three months ended September 30, 2014 and 2013 were, in approximate numbers, as follows:

	Three months ended September 30,
Technology	2014	2013
Wound care & nanoparticle	$46,000	$62,000
OraDisc™	4,000	7,000
Aphthasol® & other technologies	---	---
Total	$50,000	$69,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $390,000 for the three months ended September 30, 2014, including $18,000 in share-based compensation, as compared to approximately $302,000 for the three months ended September 30, 2013, which included $20,000 in share-based compensation.

The increase of approximately $88,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $93,000 in legal expenses related to a licensing agreement dispute, an increase of $44,000 in sales and marketing expenses, an increase of $24,000 related to doubtful account accruals, and an increase of $5,000 in legal fees related to our patents.  These expense increases were partially offset by a decrease of $66,000 in investor relations consulting related to share-based compensation, a decrease of $10,000 related to property tax accruals, and a decrease of $2,000 in director fee expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $120,000 for the three months ended September 30, 2014 as compared to approximately $120,000 for the three months ended September 30, 2013.  The expense for each period consists of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended September 30, 2014 and 2013, respectively.

Depreciation

Depreciation expense totaled approximately $59,000 for the three months ended September 30, 2014 as compared to approximately $60,000 for the three months ended September 30, 2013.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $200 for the three months ended September 30, 2014 as compared to approximately $15,000 for the three months ended September 30, 2013.  The decrease of approximately $15,000 in interest income is attributable to the offset in January 2014 of the outstanding Inter-Mountain notes receivable.

Interest Expense

Interest expense totaled approximately $27,000 for the three months ended September 30, 2014 as compared to approximately $126,000 for the three months ended September 30, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $99,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014, the final payoff of the June 2011 convertible promissory note in June 2014, and the final payoff of the July 2011 convertible note in July 2014.

Foreign currency transaction (loss)

Foreign currency transaction loss totaled approximately $10,000 for the three months ended September 30, 2014 as compared to nil for the three months ended September 30, 2013.

Comparison of the nine months ended September 30, 2014 and 2013

Total Revenues

Revenues were approximately $634,000 for the nine months ended September 30, 2014, as compared to revenues of approximately $242,000 for the nine months ended September 30, 2013, and were comprised of, in approximate numbers, licensing fees of $44,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $41,000 from the sale of Altrazeal®, and product sales of approximately $549,000 for Altrazeal®.

The nine months ended September 30, 2014 revenues represent an overall increase of approximately $392,000 versus the comparative nine months ended September 30, 2013 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $351,000 in Altrazeal® product sales by our international distributors, an increase of $31,000 in royalties related to Altrazeal®, and an increase of $10,000 in Altrazeal® licensing.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2014 was approximately $378,000 and was comprised of $367,000 of costs from the sale of our Altrazeal® products and $11,000 from the write-off of obsolete inventory.  Cost of goods sold for the nine months ended September 30, 2013 was approximately $104,000 and was comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $545,000 for the nine months ended September 30, 2014, including $17,000 in share-based compensation, as compared to approximately $578,000 for the nine months ended September 30, 2013, which included $12,000 in share-based compensation.  The decrease of approximately $33,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $69,000 in regulatory costs, a decrease of $49,000 in direct research costs primarily related to Altrazeal®, and a decrease of $12,000 in miscellaneous operating costs.  There expense decreases were partially offset by an increase of $77,000 in scientific compensation related to share-based compensation and a higher head count and an increase of $20,000 in clinical study costs related to Altrazeal®.

The direct research and development expenses for the nine months ended September 30, 2014 and 2013 were, in approximate numbers, as follows:

	Nine months ended September 30,
Technology	2014	2013
Wound care & nanoparticle	$170,000	$216,000
OraDisc™	11,000	14,000
Aphthasol® & other technologies	2,000	2,000
Total	$183,000	$232,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,270,000 for the nine months ended September 30, 2014, including $54,000 in share-based compensation, as compared to approximately $915,000 for the nine months ended September 30, 2013, which included $45,000 in share-based compensation.

The increase of approximately $355,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $160,000 in legal expenses related to a licensing agreement dispute, an increase of $90,000 in sales and marketing expenses, an increase of $75,000 in investor relations consulting related to share-based compensation, an increase of $16,000 in legal fees related to our patents, an increase of $9,000 in compensation costs related to share-based compensation, an increase of $8,000 in director fees related to share-based compensation, an increase of $8,000 in insurance costs, an increase of $7,000 in occupancy costs, and an increase of $3,000 in miscellaneous expenses.  These expense increases were partially offset a decrease of $10,000 in consulting related to product licensing, a decrease of $9,000 in consulting costs related to XBRL reporting, and a decrease of $2,000 related to property tax accruals.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $355,000 for the nine months ended September 30, 2014 as compared to approximately $355,000 for the nine months ended September 30, 2013.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the nine months ended September 30, 2014 and 2013, respectively.

Depreciation

Depreciation expense totaled approximately $179,000 for the nine months ended September 30, 2014 as compared to approximately $186,000 for the nine months ended September 30, 2013.  The decrease of approximately $7,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $5,000 for the nine months ended September 30, 2014 as compared to approximately $56,000 for the nine months ended September 30, 2013.  The decrease of approximately $51,000 in interest income is attributable to the offset in January 2014 of the outstanding Inter-Mountain notes receivable.

Interest Expense

Interest expense totaled approximately $125,000 for the nine months ended September 30, 2014 as compared to approximately $386,000 for the nine months ended September 30, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $261,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014, the final payoff of the June 2011 convertible promissory note in June 2014, and the final payoff of the July 2011 convertible note in July 2014.

Foreign currency transaction (loss)

Foreign currency transaction loss totaled approximately $10,000 for the nine months ended September 30, 2014 as compared to nil for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2014 our cash and cash equivalents were approximately $40,000 which is an increase of approximately $35,000 as compared to our cash and cash equivalents at December 31, 2013 of approximately $5,000.  Our working capital (current assets less current liabilities) was approximately $(610,000) at September 30, 2014 as compared to our working capital at December 31, 2013 of approximately $(1,783,000).

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2014	2013
Operating activities	$(1,569,000)	$(1,253,000)
Investing activities	(29,000)	(27,000)
Financing activities	1,633,000	1,311,000
Net Increase in cash and cash equivalents	$35,000	$31,000

Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was approximately $1,569,000.  The principal components of net cash used for the nine months ended September 30, 2014 were, in approximate numbers, our net loss of $2,080,000, a decrease of $274,000 in accounts payable due to timing of vendor payments, a decrease of $54,000 in accrued liabilities related to compensation and insurance, a decrease of $44,000 in deferred revenues due to amortization of revenues, a decrease of $13,000 in accrued interest, and an increase of $521,000 in accounts receivable.  Our net loss for the nine months ended September 30, 2014 included substantial non-cash charges of approximately $545,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the gain on early extinguishment of a convertible note.  The aforementioned net cash used for the nine months ended September 30, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, a decrease of $76,000 in inventory, and a decrease of $18,000 in prepaid expenses.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was approximately $29,000 and relates to the purchase of equipment for the manufacture of Altrazeal® and equipment for our computer systems

Net cash used in investing activities for the nine months ended September 30, 2013 was approximately $27,000 and is comprised of the purchase of manufacturing equipment for $32,000 and partially offset by the proceeds of $5,000 from the sale of manufacturing equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $1,633,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to the January 2013 Offering,  the final funding $110,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, the funding of $1,800,000 from the exercise of warrants to purchase 2,250,000 shares of common stock pursuant to the Implementation Agreement with Sacks and TPT, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Net cash provided by financing activities for the nine months ended September 30, 2013 was approximately $1,311,000 and was comprised of, in approximate numbers, net proceeds of $1,195,000 from the sale of common stock and warrants pursuant to the January 2013 Offering, net proceeds of $196,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, net proceeds of $2,000 from the redemption of preferred stock, and payment of $82,000 for principle payments due on our convertible note with Inter-Mountain.

Liquidity

As of September 30, 2014, we had cash and cash equivalents of approximately $40,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2014 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts and those of our licensees, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

Based on our existing liquidity, the expected level of operating expenses, expected collection of accounts receivable, and the projected sales of our existing products combined with other revenues, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditures spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

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

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management and burn care products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;
▪	continued scientific progress in our development programs;
▪	our ability to collect outstanding receivables;
▪	the costs involved in filing, prosecuting and enforcing patent claims;
▪	competing technological developments; and
▪	the cost of manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2014, which consists of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
Operating leases	$59,590	$59,590	$	---	$	---	$	---
Total contractual cash obligations	$59,590	$59,590	$	---	$	---	$	---

Capital Expenditures

For the nine months ended September 30, 2014 and 2013, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $29,000, and $32,000, respectively.  Such expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal® and equipment for our computer systems.  At this time, we believe that our capital expenditures for the remainder of 2014 will be approximately $5,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At September 30, 2014 and December 31, 2013 our cash and cash equivalents totaled approximately $40,000 and $5,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2014 and at December 31, 2013.  As of September 30, 2014, three customers exceeded the 5% threshold, with 67%, 22% and 11%, respectively.  Two customers exceeded the 5% threshold at December 31, 2013, with 86% and 11%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

On or about August 22, 2014, Inter-Mountain Capital Corp. (“Inter-Mountain”) filed a Complaint against Uluru in a matter now pending in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  Uluru declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.   Inter-Mountain alleges that Uluru’s refusal to honor the exercise constitutes a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and seeks actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers, counterclaims, and answers to counterclaims have been filed, and Uluru expects scheduling and discovery to commence soon.  Uluru denies any breach or other wrongdoing and is vigorously defending the matter.

On or about November 6, 2012, Discus Dental, LLC (“Discus”) and Philips Oral Healthcare Inc. (“Philips”) filed a Complaint against Uluru in the United States District Court, Central District of California (the “Action”).  Discus, a subsidiary of Philips’ parent company, is party to a license agreement under which Uluru’s predecessor granted it a defined license.  The license contractually required that Discus use commercially reasonable efforts to, market and sell Aphthasol® paste, a prescription pharmaceutical.  Prior to the filing of the Action,  Uluru sent a demand letter contending that Discus did not fulfill its obligations under the license agreement, including the obligation to retain an adequate selling organization and otherwise use commercially reasonable efforts to market and sell Aphthasol® paste.  In response to Uluru’s demand letter, the Plaintiffs instituted the Action seeking a declaratory judgment that Discus did not breach the license agreement.  On November 20, 2012, the Plaintiffs filed Amended Complaint adding  a claim requesting that Uluru be ordered to return certain royalty payments that  Discus paid to  Uluru after the expiration of the license period.  On October 7, 2014, Discus filed a Second Amended Complaint, withdrawing Philips as a plaintiff and adding claims that Uluru breached the license by allegedly making a profit from the manufacture of Aphthasol® paste.  Uluru has denied liability with regard to Discus’s claims and has asserted counterclaims for breach of contract against Discus, seeking compensatory damages and attorneys’ fees.  The Action is currently set for trial in February 2015.

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

ULURU Inc.

Date: November 14, 2014	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)