Form 10-Q/A
period 2014-03-31
ULURU Inc.
filed 2015-04-01
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “Original Report”) as filed with the U.S. Securities and Exchange Commission on May 15, 2014 (a) to correct the Condensed Consolidated Financial Statements that were included in the Original Report, and (b) to modify other Items affected by the correction to the Condensed Consolidated Financial Statements.

Background for the Restatement

On June 27, 2012, we entered into a Securities Purchase Agreement related to our issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”). As part of the June 2012 Note transaction, we received $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”) and each of which became due as the outstanding balance under the June 2012 Note is reduced to certain levels. On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note to offset amounts we owed to Inter-Mountain against amounts Inter-Mountain owed to us under the Investor Notes.  As a result of this offset, the amount owed by Inter-Mountain to the Company under the Investor Notes was reduced to zero.  As a result of this offset and a subsequent conversion by Inter-Mountain of the remaining balance of the June 2012 Note, the outstanding balance owed by the Company under the June 2012 Note was reduced to zero.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the Original Report reflecting a gain of $142,703 on the early extinguishment of the June 2012 Note on January 22, 2014 (as reflected in the Condensed Consolidated Statements of Operations), a loss of $410,873 relating to the issuance of common stock for the final conversion of the June 2012 Note that occurred on March 7, 2014 (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $970 (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”) did not properly take into account the effect of certain allocations of unamortized debt discount.  In this Amendment, the Company corrects this error and the financial statement herein reflect a loss of $135,078 on the early extinguishment of June 2012 Note (as reflected in the Condensed Consolidated Statements of Operations), a loss of $234,042 relating to the issuance of common stock for the final conversion of the June 2012 Note (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $(99,980) (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”).  After restatement, total Stockholders’ Equity, as of March 31, 2014, remains unchanged at $3,050,086.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Amendment has been identified as “restated”.

Items Amended in this Amendment

In this Amendment, the following Items have been revised in part:

•	Part I, Item I Financial Statements (including Note 1 - Organization and Basis of Presentation which contains tabular disclosure regarding the restatement).
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part I, Item 4. Controls and Procedures.
•	Part II, Item 6. Exhibits (including currently dated certifications required by Rule 13a-14(a) under the Exchange Act).

Items in Original Report not identified above have not been modified in this Amendment. For convenience, this Amendment includes Items from the Original Report that have not been modified.  Except as required for the restatement or as addressed in the Original Report, this Amendment is as of the period ended March 31, 2014 and the date of the Original Report and does not address subsequent events  You should read this Amendment in connection with the Company’s other filings with the SEC subsequent to the Original Filing.

Restatement of Other Financial Statements

In addition to this Amendment, we are concurrently filing an amendment to our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and September 30, 2014. We are filing amendments to such reports to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other Items within those reports consistent with the amendments set forth herein.

Disclosure and Internal Control Considerations

Management has assessed the effect of the restatement on the Company's internal control over financial reporting and disclosure controls and procedures and reports its conclusions in Part I, Item 4 of this Amendment.

ULURU Inc.

INDEX TO FORM 10-Q/A

For the Three Months Ended MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements. (Restated)

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(As restated, see Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$1,015,778	$5,119
Accounts receivable, net	256,563	185,078
Notes receivable and accrued interest, current portion	---	777,710
Inventory	380,967	395,605
Prepaid expenses and deferred charges	127,843	123,812
Total Current Assets	1,781,151	1,487,324

Property, Equipment and Leasehold Improvements, net	594,055	638,614

Other Assets
Intangible assets, net	3,553,676	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,571,745	3,775,676

TOTAL ASSETS	$5,946,951	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,423,807	$1,734,725
Accrued liabilities	248,817	315,963
Accrued interest	19,895	13,360
Convertible notes payable, net of unamortized debt discount, current portion	261,793	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	2,013,271	3,270,064

Long Term Liabilities
Deferred revenue, net of current portion	883,594	898,133
Total Long Term Liabilities	883,594	898,133

TOTAL LIABILITIES	2,896,865	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
23,588,110 and 18,871,420 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	23,588	18,872
Additional paid-in capital	55,516,371	53,336,127
Accumulated (deficit)	(52,489,873)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	3,050,086	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,946,951	$5,901,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(As restated, see Note 1)
Revenues
License fees	$14,539	$11,153
Product sales, net	87,441	90,891
Total Revenues	101,980	102,044

Costs and Expenses
Cost of goods sold	41,042	40,889
Research and development	187,595	165,285
Selling, general and administrative	469,073	260,690
Amortization of intangible assets	117,161	117,161
Depreciation	60,554	65,388
Total Costs and Expenses	875,425	649,413
Operating (Loss)	(773,445)	(547,369)

Other Income (Expense)
Interest and miscellaneous income	4,541	22,465
Interest expense	35,691	(131,686)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Loss on early extinguishment of convertible note	(135,078)	---
(Loss) Before Income Taxes	(868,291)	(656,590)

Income taxes	---	---
Net (Loss)	$(868,291)	$(656,590)

Less preferred stock dividends	---	(12,021)
Net (Loss) Allocable to Common Stockholders	$(868,291)	$(668,611)

Basic and diluted net (loss) per common share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	21,416,265	11,657,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(As restated, see Note 1)
OPERATING ACTIVITIES :
Net loss	$(868,291)	$(656,590)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	117,161	117,161
Depreciation	60,554	65,388
Share-based compensation for stock and options issued to employees	4,612	1,554
Share-based compensation for options issued to non-employees	19,928	8,418
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	(81,285)	44,778
Amortization of deferred financing costs	7,309	18,844
Warrants issued (cancelled) for services	72,771	(48,776)
Common stock issued for services	42,600	---
Common stock issued for interest due on convertible note	2,063	37,918
Loss on early extinguishment of convertible note	135,078	---

Change in operating assets and liabilities:
Accounts receivable	(71,485)	27,357
Inventory	14,638	21,438
Prepaid expenses and deferred charges	(4,031)	58,476
Notes receivable and accrued interest	777,710	240,444
Accounts payable	(310,918)	(436,920)
Accrued liabilities	(67,146)	7,271
Accrued interest	6,535	7,310
Deferred revenue	(14,539)	(11,153)
Total	711,555	159,508

Net Cash Used in Operating Activities	(156,736)	(497,082)

INVESTING ACTIVITIES :
Purchase of property and equipment	(15,996)	---
Net Cash Used in Investing Activities	(15,996)	---

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	610,000	481,446
Proceeds from exercise of common stock warrants	1,350,000	---
Repayment of principle due on convertible note	(776,609)	---
Net Cash Provided by Financing Activities	1,183,391	481,446

Net Increase (Decrease) in Cash	1,010,659	(15,636)

Cash, beginning of period	5,119	21,549
Cash, end of period	$1,015,778	$5,913

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$983	$1,264

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible note	$317,029	$212,081

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein

Restatement of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the Original Report reflecting a gain of $142,703 on the early extinguishment of the June 2012 Note on January 22, 2014 (as reflected in the Condensed Consolidated Statements of Operations), a loss of $410,873 relating to the issuance of common stock for the final conversion of the June 2012 Note that occurred on March 7, 2014 (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $970 (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”) did not properly take into account the effect of certain allocations of unamortized debt discount.  In this Amendment, the Company corrects this error and the financial statement herein reflect a loss of $135,078 on the early extinguishment of June 2012 Note (as reflected in the Condensed Consolidated Statements of Operations), a loss of $234,042 relating to the issuance of common stock for the final conversion of the June 2012 Note (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $(99,980) (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”).  After restatement, total Stockholders’ Equity, as of March 31, 2014, remains unchanged at $3,050,086.

The following tables present the effects of the restatement on the previously issued financial statements presented herein.

Condensed Consolidated Statements of Operations (Unaudited)	Three Months Ended March 31, 2014
	As previously reported	As restated	Adjustment
Operating (Loss)	(773,445)	(773,445)	---
Interest and miscellaneous income	4,541	4,541	---
Interest expense	(65,259)	35,691	100,950
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---
Gain (loss) on early extinguishment of convertible note	142,703	(135,078)	(277,781)
(Loss) Before Income Taxes	(691,460)	(868,291)	(176,831)
Income taxes	---	---	---
Net (Loss)	$(691,460)	$(868,291)	$(176,831)
Less preferred stock dividends	---	---	---
Net (Loss) Allocable to Common Stockholders	$(691,460)	$(868,291)	$(176,831)

Basic and diluted net (loss) per common share	$(0.03)	$(0.04)	$(0.01)

Condensed Consolidated Balance Sheet (Unaudited)	As of March 31, 2014
	As previously reported	As restated	Adjustment
Common stock	23,588	23,588	---
Additional paid-in capital	55,339,540	55,516,371	176,831
Accumulated (deficit)	(52,313,042)	(52,489,873)	(176,831)

Total Stockholders’ Equity	3,050,086	3,050,086	---

Condensed Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended March 31, 2014
	As previously reported	As restated	Adjustment
Net (Loss)	$(691,460)	$(868,291)	$(176,831)

Amortization of debt discount on convertible note	19,665	(81,285)	(100,950)
Gain (loss) on early extinguishment of convertible note	(142,703)	135,078	277,781

Changes in operating assets and liabilities: Total	534,724	711,555	176,831
Net Cash Used in Operating Activities	(156,736)	(156,736)	---

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

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

The amount of interest cost recognized from our convertible notes payable was $13,945 and $45,228 for the three months ended March 31, 2014 and 2013, respectively.  The amount of debt discount amortized from our convertible notes payable was $(81,285) and $44,778 for the three months ended March 31, 2014 and 2013, respectively.

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this Amendment and with our consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K, referred to as our 2013 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 31, 2014, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this Amendment contain forward-looking information that involve risks and uncertainties, including the statement that our cash and cash equivalents are sufficient to fund our operations and capital expenditures through 2014 and beyond.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2013 Form 10-K under “Risks Associated with our Business”.

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.  See Note 1 – Organization and Basis of Presentation.

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

Recent Developments (as of March 31, 2014)

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

Interest Expense

Interest expense totaled approximately $(36,000) for the three months ended March 31, 2014 as compared to approximately $132,000 for the three months ended March 31, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.

The decrease of approximately $168,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff in March 2014 of the convertible promissory note with Inter-Mountain.

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

Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was approximately $156,000.  The principal components of net cash used for the three months ended March 31, 2014 were, in approximate numbers, our net loss of $868,000, a decrease of $311,000 in accounts payable due to timing of vendor payments, a decrease of $67,000 in accrued liabilities related to compensation and insurance, a decrease of $15,000 in deferred revenues due to amortization of revenues, an increase of $72,000 in accounts receivable, and an increase of $4,000 in prepaid expenses related to investor relations consulting.  Our net loss for the three months ended March 31, 2014 included substantial non-cash charges of approximately $381,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the loss on early extinguishment of a convertible note.  The aforementioned net cash used for the three months ended March 31, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, a decrease of $15,000 in inventory, and an increase in accrued interest of $7,000 related to our two outstanding convertible notes.

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

Based on our existing liquidity as of the date of the Original Report, the expected level of operating expenses, projected sales of our existing products combined with other revenues, and the funding of $450,000 received in April 2014 from the warrant exercise by Sacks and TPT, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditures spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek funding from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Other than proceeds of $450,000 received in April 2014 from the warrant exercised by Sacks and TPT, we have no agreements as of the date of the Original Report with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment (including documents incorporated by reference) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should”, “expect”, “anticipate”, “estimate”, “will”, “target”, “may”, “project”, “guidance”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements include, among other things, statements regarding the Company’s expected cash and cash equivalents and working capital being sufficient to fund our operations and capital expenditure requirements through 2014 and beyond, and other statements, including the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

In addition, as a result of the restatement of financial statements described in, and effected by, this Amendment, the Company is subject to additional risks associated with potential inquiries by the Securities and Exchange Commission, demands and lawsuits by shareholders and other possible legal or investigative actions. To the extent any such inquiry, demand or lawsuit occurs, it will harm the Company’s liquidity and divert management’s attention from the operation of the business.  It may also harm customer relationships, the ability of the Company to raise capital as needed and other aspects of the Company’s business. The Company has included additional important factors in the cautionary statements included in its 2013 Annual Report on Form 10-K, particularly under “Risk Associated with our Business” that the Company believes could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

ITEM 4.	Controls and Procedures. (Revised)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, concluded that our disclosure controls and procedures (as distinguished from our internal controls over financial reporting) were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within the Company, particularly during the period in which the Original Report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined, as reported in Part I, Item 1, Note 1 of this Amendment, that the financial statements included in the Original Report included an error, which is corrected in this Amendment.  As a result, we reevaluated our internal controls over financial reporting effective as of March 31, 2014 and identified a material weakness in the effectiveness of our internal control over financial reporting with respect to our accounting for the early extinguishment of the June 2012 Note and the issuance of common stock for the final conversion of the June 2012 Note.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

After identifying this material weakness, we implemented new procedures, including enhanced documentation, analysis and review of non-routine accounting matters.  We have retrained those working in corporate finance, as to the importance of appropriate communication and review of non-routine accounting matters so that any such changes can be properly assessed under generally accepted accounting principles.

As of March 31, 2015, management believes our remediation efforts are effective with respect to our internal control over financial reporting and that the previous material weakness in our internal control over financial reporting has been remediated. Notwithstanding the beliefs of managers, we will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. There remains a risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in an error in our disclosure in the future. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.

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

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
4.9		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (3)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by referenced to the Company’s Form 10-Q filed on May 15, 2014.
	*	Filed herewith.
**
Filed herewith.  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

***
Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: April 1, 2015	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 1, 2015	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)