Form 10-Q/A
period 2014-06-30
ULURU Inc.
filed 2015-04-01
CIK 1168220

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Original Report”) as filed with the U.S. Securities and Exchange Commission on August 14, 2014 (a) to correct the Condensed Consolidated Financial Statements that were included in the Original Report, and (b) to modify other Items affected by the correction to the Condensed Consolidated Financial Statements.

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

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the Original Report reflecting a gain of $142,703 on the early extinguishment of the June 2012 Note on January 22, 2014 (as reflected in the Condensed Consolidated Statements of Operations), a loss of $410,873 relating to the issuance of common stock for the final conversion of the June 2012 Note that occurred on March 7, 2014 (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $970 (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”) did not properly take into account the effect of certain allocations of unamortized debt discount.  In this Amendment, the Company corrects this error and the financial statement herein reflect a loss of $135,078 on the early extinguishment of June 2012 Note (as reflected in the Condensed Consolidated Statements of Operations), a loss of $234,042 relating to the issuance of common stock for the final conversion of the June 2012 Note (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”), and amortization of debt discount of $(99,980) (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”).  After restatement, total Stockholders’ Equity, as of June 30, 2014, remains unchanged at $2,952,755.

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

Items in Original Report not identified above have not been modified in this Amendment. For convenience, this Amendment includes Items from the Original Report that have not been modified.  Except as required for the restatement or as addressed in the Original Report, this Amendment is as of the period ended June 30, 2014 and the date of the Original Report and does not address subsequent events  You should read this Amendment in connection with the Company’s other filings with the SEC subsequent to the Original Filing.

Restatement of Other Financial Statements

In addition to this Amendment, we are concurrently filing an amendment to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and September 30, 2014. We are filing amendments to such reports to restate our unaudited condensed consolidated financial statements and related financial information for the periods contained in those reports and to amend certain other Items within those reports consistent with the amendments set forth herein.

Disclosure and Internal Control Considerations

Management has assessed the effect of the restatement on the Company's internal control over financial reporting and disclosure controls and procedures and reports its conclusions in Part I, Item 4 of this Amendment.

ULURU Inc.

INDEX TO FORM 10-Q/A

For the Quarter Ended JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements. (Restated)

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(As restated, see Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$720,590	$5,119
Accounts receivable, net	428,993	185,078
Notes receivable and accrued interest, current portion	---	777,710
Inventory	348,693	395,605
Prepaid expenses and deferred charges	87,749	123,812
Total Current Assets	1,586,025	1,487,324

Property, Equipment and Leasehold Improvements, net	534,740	638,614

Other Assets
Intangible assets, net	3,435,215	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,453,284	3,775,676

TOTAL ASSETS	$5,574,049	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,391,269	$1,734,725
Accrued liabilities	165,221	315,963
Accrued interest	12,501	13,360
Convertible notes payable, net of unamortized debt discount, current portion	124,448	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	1,752,398	3,270,064

Long Term Liabilities
Deferred revenue, net of current portion	868,896	898,133
Total Long Term Liabilities	868,896	898,133

TOTAL LIABILITIES	2,621,294	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
24,454,777 and 18,871,420 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,455	18,872
Additional paid-in capital	56,127,888	53,336,127
Accumulated (deficit)	(53,199,588)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	2,952,755	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,574,049	$5,901,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(As restated, see Note 1)
Revenues
License fees	$14,698	$11,274	$29,237	$22,427
Royalty income	17,012	---	17,012	---
Product sales, net	177,584	17,610	265,026	108,501
Total Revenues	209,294	28,884	311,275	130,928

Costs and Expenses
Cost of goods sold	113,090	3,102	154,132	43,991
Research and development	184,423	211,183	372,019	376,468
Selling, general and administrative	411,279	351,726	880,352	612,416
Amortization of intangible assets	118,461	118,461	235,622	235,622
Depreciation	59,553	60,460	120,107	125,848
Total Costs and Expenses	886,806	744,932	1,762,232	1,394,345
Operating (Loss)	(677,512)	(716,048)	(1,450,957)	(1,263,417)

Other Income (Expense)
Interest and miscellaneous income	519	18,011	5,060	40,476
Interest expense	(32,722)	(128,375)	2,969	(260,061)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Loss on early extinguishment of convertible note	---	---	(135,078)	---
Gain on sale of equipment	---	3,627	---	3,627
(Loss) Before Income Taxes	(709,715)	(822,785)	(1,578,006)	(1,479,375)

Income taxes	---	---	---	---
Net (Loss)	$(709,715)	$(822,785)	$(1,578,006)	$(1,479,375)

Less preferred stock dividends	---	(12,154)	---	(24,175)
Net (Loss) Allocable to Common Stockholders	$(709,715)	$(834,939)	$(1,578,006)	$(1,503,550)

Basic and diluted net (loss) per common share	$(0.03)	$(0.06)	$(0.07)	$(0.12)

Weighted average number of common shares outstanding	24,122,176	13,670,628	22,776,695	12,669,437

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(As restated, see Note 1)
OPERATING ACTIVITIES :
Net loss	$(1,578,006)	$(1,479,375)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	235,622	235,622
Depreciation	120,107	125,848
Share-based compensation for stock and options issued to employees	9,276	6,218
Share-based compensation for options issued to non-employees	37,647	25,538
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	(78,630)	89,461
Amortization of deferred financing costs	7,309	37,457
Warrants issued (cancelled) for services	72,771	(48,776)
Common stock issued for services	42,600	71,250
Common stock issued for wages	---	20,000
Common stock issued for interest due on convertible note	2,063	71,942
Loss on early extinguishment of convertible note	135,078	---
Gain on sale of equipment	---	(3,627)

Change in operating assets and liabilities:
Accounts receivable	(243,915)	95,119
Inventory	46,912	24,485
Prepaid expenses and deferred charges	36,063	116,787
Notes receivable and accrued interest	777,710	363,414
Accounts payable	(343,456)	(532,509)
Accrued liabilities	(150,742)	(53,034)
Accrued interest	(859)	14,702
Deferred revenue	(29,237)	(22,427)
Total	676,319	637,470

Net Cash Used in Operating Activities	(901,687)	(841,905)

INVESTING ACTIVITIES :
Purchase of property and equipment	(16,233)	---
Proceeds from sale of equipment	---	4,937
Net Cash Provided by (Used in) Investing Activities	(16,233)	4,937

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	610,000	981,446
Proceeds from exercise of common stock warrants	1,800,000	---
Repayment of principle due on convertible note	(776,609)	(81,666)
Net Cash Provided by Financing Activities	1,633,391	899,780

Net Increase in Cash	715,471	62,812

Cash, beginning of period	5,119	21,549
Cash, end of period	$720,590	$84,361

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$14,516	$2,090

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible notes	$597,029	$346,389

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

Restatement of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined that entries recorded in the Original Report reflecting a gain of $142,703 on the early extinguishment of the June 2012 Note on January 22, 2014 (as reflected in the Condensed Consolidated Statements of Operations), a loss of $410,873 relating to the issuance of common stock for the final conversion of the June 2012 Note that occurred on March 7, 2014 (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”) and amortization of debt discount of $970 (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”) did not properly take into account the effect of certain allocations of unamortized debt discount.  In this Amendment, the Company corrects this error and the financial statement herein reflect a loss of $135,078 on the early extinguishment of June 2012 Note (as reflected in the Condensed Consolidated Statements of Operations), a loss of $234,042 relating to the issuance of common stock for the final conversion of the June 2012 Note (as reflected in the Condensed Consolidated Balance Sheets and included under the caption “Additional paid-in capital”), and amortization of debt discount of $(99,980) (as reflected in the Condensed Consolidated Statements of Operations and included under the caption “Interest expense”).  After restatement, total Stockholders’ Equity, as of June 30, 2014, remains unchanged at $2,952,755.

The following tables present the effects of the restatement on the previously issued financial statements presented herein.

Condensed Consolidated Statements of Operations (Unaudited)	Six Months Ended June 30, 2014
	As previously reported	As restated	Adjustment
Operating (Loss)	(1,450,957)	(1,450,957)	---
Interest and miscellaneous income	5,060	5,060	---
Interest expense	(97,981)	2,969	100,950
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---
Gain (loss) on early extinguishment of convertible note	142,703	(135,078)	(277,781)
(Loss) Before Income Taxes	(1,401,175)	(1,578,006)	(176,831)
Income taxes	---	---	---
Net (Loss)	$(1,401,175)	$(1,578,006)	$(176,831)
Less preferred stock dividends	---	---	---
Net (Loss) Allocable to Common Stockholders	$(1,401,175)	$(1,578,006)	$(176,831)

Basic and diluted net (loss) per common share	$(0.06)	$(0.07)	$(0.01)

Condensed Consolidated Balance Sheet (Unaudited)	As of June 30, 2014
	As previously reported	As restated	Adjustment
Common stock	24,455	24,455	---
Additional paid-in capital	55,951,057	56,127,888	176,831
Accumulated (deficit)	(53,022,757)	(53,199,588)	(176,831)

Total Stockholders’ Equity	2,952,755	2,952,755	---

Condensed Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended June 30, 2014
	As previously reported	As restated	Adjustment
Net (Loss)	$(1,401,175)	$(1,578,006)	$(176,831)

Amortization of debt discount on convertible note	22,320	(78,630)	(100,950)
Gain (loss) on early extinguishment of convertible note	(142,703)	135,078	277,781

Changes in operating assets and liabilities: Total	499,488	676,319	176,831
Net Cash Used in Operating Activities	(901,687)	(901,687)	---

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

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

The amount of debt discount amortized from our convertible notes payable was $2,655 and $44,683 for the three months ended June 30, 2014 and 2013, respectively, and was $(78,630) and $89,461 for the six months ended June 30, 2014 and 2013, respectively.

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

Recent Developments (as of June 30, 2014)

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

Interest Expense

Interest expense totaled approximately $(3,000) for the six months ended June 30, 2014 as compared to approximately $260,000 for the six months ended June 30, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $263,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff in March 2014 of the convertible promissory note with Inter-Mountain.

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

Operating Activities

For the six months ended June 30, 2014, net cash used in operating activities was approximately $902,000.  The principal components of net cash used for the six months ended June 30, 2014 were, in approximate numbers, our net loss of $1,578,000, a decrease of $344,000 in accounts payable due to timing of vendor payments, a decrease of $152,000 in accrued liabilities related to compensation and insurance, a decrease of $29,000 in deferred revenues due to amortization of revenues, and an increase of $244,000 in accounts receivable.  Our net loss for the six months ended June 30, 2014 included substantial non-cash charges of approximately $584,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the loss on early extinguishment of a convertible note.  The aforementioned net cash used for the six months ended June 30, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, a decrease of $47,000 in inventory, and a decrease of $36,000 in prepaid expenses.

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

Based on our existing liquidity as of the date of the Original Report, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe these factors will provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2014 and beyond. We do not expect any material changes in our capital expenditures spending during 2014.  However, we cannot be sure that revenues or other liquidity sources will reach anticipated levels.

As we continue to expend funds to advance our business plan, there can be no assurance that changes in our development plans, capital expenditures or other events affecting our operations will not result in the earlier depletion of our funds.  In appropriate situations, we may seek funding from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Additionally, we may explore alternative financing sources for our business activities, including the possibility of loans and public and/or private offerings of debt and equity securities.  Currently, we have no agreements as of the date of the Original Report with respect to our potential receipt of additional capital.  We cannot be certain that necessary funding will be available on terms acceptable to us, or at all.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined, as reported in Part I, Item 1, Note 1 of this Amendment, that the financial statements included in the Original Report included an error, which is corrected in this Amendment.  As a result, we reevaluated our internal controls over financial reporting effective as of June 30, 2014 and identified a material weakness in the effectiveness of our internal control over financial reporting with respect to our accounting for the early extinguishment of the June 2012 Note and the issuance of common stock for the final conversion of the June 2012 Note.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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