Form 10-K
period 2014-12-31
ULURU Inc.
filed 2015-04-01
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $19,745,635 based on the closing price of the registrant’s common stock as reported on the OTCQB™ marketplace on such date.

As of March 31, 2015, there were 24,458,018 shares of the registrant’s Common Stock, $0.001 par value per share, and nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

▪	Develop our oral mucoadhesive film technology (OraDiscTM) and for systemic drug delivery and delivery of actives to the oral cavity.

Core Technology Platforms

Nanoflex® Technology

The Nanoflex® technology platform provides the ability to formulate a variety of unique materials through the aggregation of hydrogel-like particles. This concept takes advantage of the inherent biocompatibility of hydrogels. Unlike bulk hydrogels, these aggregates are shape retentive, can be extruded or molded, and offer properties suitable for use in a variety of in-vivo medical devices, and in novel drug delivery systems. The polymers used in our Nanoflex® technology have been extensively researched and commercialized into several major medical products including contact lenses and other FDA-approved implants.  They are generally accepted as safe, non-toxic and biocompatible.

Our Nanoflex® technology system has at its core a system of hydrogel-like nanoparticles composed of a polymer used in manufacturing contact lenses and other FDA-approved implants.  When applied to a wound the polymer particles aggregate immediately and irreversibly upon contact with physiological fluid, such as wound exudate or blood, forming a flexible, nano-porous, non-resorbable film material.

Utilizing our proprietary Nanoflex® technology, we have developed two separate development platforms:

▪	Nanoflex® Powder
▪	Nanoflex® Injectable Liquid

Materials from either platform are composed of polymer particles which are stabilized to prevent aggregation prior to application to a physiological environment.  We can control the physic-chemical characteristics to affect the rate of aggregation, the final material properties such as fluid content and strength of the resulting aggregate, and if desired, the drug delivery profile for actives trapped in the aggregate.

Nanoflex® Powder

Our Nanoflex® Powder is a novel wound treatment technology used to promote the healing of exuding wounds.  The scientifically engineered material is unique among all other dressings currently available in terms of properties and performance, and can be used in chronic, acute, surgical and traumatic wounds.  It is formulated as a two-polymer blend in a specific ratio.  In the presence of wound exudate, the particles hydrate and irreversibly aggregate to conform to the contours of the wound bed, transforming into a moist, flexible, moisture-permeable film.  This film not only provides an optimal moist wound environment which supports cellular function and tissue repair, but it is also of appropriate pore size to prevent intrusion by exogenous bacteria.  After application to the wound bed, Nanoflex® Powder exhibits mechanical properties which are similar to soft tissue.  The stable, non-resorbable film flakes off at the edges as the wound heals, like a scab. It can remain in place for up to 14 days if exudate is present and can be painlessly removed without additional trauma, leaving no residue in the wound bed.  Nanoflex® Powder can also serve as a drug delivery matrix for antiseptics, and there is significant potential for its use as a delivery platform for anti-inflammatory drugs such as corticosteroids, pro-angiogenic agents, and other actives such as growth factors to accelerate wound healing.

Nanoflex® Injectable Liquid

A suspension of hydrogel nanoparticles containing a small percentage of hyaluronic acid, when injected into tissue, immediately and irreversibly aggregates. With time, the hyaluronic acid portion of the aggregate is resorbed, leaving behind a porous, Nanoflex® scaffold which provides the basis for cellular infiltration and acts as the anchor for collagen attachment.

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

Our adhesive film technology has multiple applications, including the localized delivery of drug to a mucosal site, use as a transmucosal delivery device for delivering drugs into the systemic circulation, and incorporating the drug in the outer layer for delivery into the oral cavity. The adhesive film will adhere to any wet mucosal surface.  Additionally, the adhesive film has been formulated to adhere to the surface of teeth and gums for the delivery of dental health and cosmetic dental actives.

Initial drug delivery studies using our adhesive film technology indicate the potential to achieve significantly higher drug exposure and higher blood level concentrations.

OraDisc™ was initially developed as a drug delivery system to treat canker sores with the same active ingredient (amlexanox) that is used in our Aphthasol® paste.  We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, breath freshener, and other dental applications.  Work has commenced on the development of a range of prescription products, including products to treat migraine, erectile dysfunction, neurological conditions, and asthma.

Marketed Products

We have used our drug delivery technology platforms to develop the following products and product candidates:

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach the treatment of wounds.  Launched in June 2008, the product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, non-healing surgical wounds, trauma and chronic wounds including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The powder fills and seals the wound to provide an optimal moist wound healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate (MVTR) of the material.  Intimate contact at the wound bed supports cellular function and tissue repair. Other characteristics of Altrazeal® that promote healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where no granulating tissue is harmed during the removal procedure.  In a randomized clinical study Altrazeal® demonstrated a statistically significant improvement in patient pain and comfort compared to Aquacel® AG, a market leading product, in the treatment of skin graft donor sites.  Also, in numerous clinical settings, including venous leg ulcers, arterial ulcers and second degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, the ability of Altrazeal® to manage wound exudates extends the wear time between dressing changes, which offers a significant pharmaco-economic benefit.  This feature is considered an extremely important marketing advantage in countries where there are socialized medical programs.

The regulatory status of Altrazeal® is a 510(k) exempt product. The FDA was notified and the product was registered in June 2008.

Since the roll-out of Altrazeal® in June 2008, there have been many outstanding clinical results.  Positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 40 poster presentations, two peer reviewed articles being published in an international indexed journal, and multiple publications in the international literature.  The extensive clinical data supporting the benefits of Altrazeal® has been further enhanced by the clinical experience in Europe and Australia.  To further improve the cost effectiveness of Altrazeal®, we now offer a 0.75 gram blister pack along with our original 2 gram and 5 gram pouches.  We believe the 0.75 gram blister pack contains a quantity of product more appropriate for treating smaller chronic wounds.

The focus of our commercial activities is introducing Altrazeal® globally through our network of distribution partners. Due to the efforts of our licensees, Altrazeal Trading GmbH and Altrazeal AG, Altrazeal® is now available in twenty three international territories.  During 2015, we are expecting the launch and availability of Altrazeal® in an additional twenty five new international markets.  The clinical and economic benefits that can be derived using Altrazeal® are important marketing features in socialized medical programs throughout Europe and many global markets.  We believe that short-term revenue growth will be maximized by focusing on international markets.  Consequently, our limited resources are being allocated to international expansion rather than growth in the United States.

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

In July 2010, we received notification that Altrazeal® Transforming Powder Dressing had been granted CE Mark Certification.  The issuance of a CE Mark for Altrazeal® represents a significant milestone for the commercial expansion as this enables us to market in all European Union member states and other countries that recognize the CE Mark.  Additionally, registration has been received in Saudi Arabia, Singapore, Australia, and numerous other international markets.  Registration is ongoing in other important markets including India and Russia.

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

In January 2012, we executed a License and Supply Agreement with Melmed Holding AG (the “Melmed Agreement”) for the marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  Currently, such marketing efforts are being performed by Altrazeal Trading GmbH and Altrazeal AG.  Under the terms of the Melmed Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed sales price.  In addition, Melmed is required to meet certain minimum sales obligations in the years 2014, 2015 and 2016.  Contemporaneous with the execution of the Melmed Agreement, we also executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  We received a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.  In February 2014, we executed an amendment to the Melmed Agreement for the purpose of expanding the territories to include Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.

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

Aphthasol®  (Amlexanox 5% Paste)

Aphthasol®, amlexanox 5% paste, is the first drug approved by the FDA for the treatment of canker sores.  Extensive clinical studies have shown that Aphthasol® accelerates the healing of canker sores which results in a statistically significant reduction in the level of pain a patient experiences over the duration of the ulcer episode.  Additionally, a Phase IV clinical study conducted in Northern Ireland was completed in November 2000 and results confirmed that amlexanox 5% paste was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease.

International activities related to amlexanox are now being devoted to OraDisc™ A as we considered it to be a superior formulation and delivery system as compared to the Aphthasol® product.

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

OraDiscTM – Other Applications

In October 2012, we executed a License and Supply Agreement with Ora-D to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, and amlexanox (OraDisc™ A).  The marketing rights for OraDisc™ A granted to Ora-D exclude territories held by Meda, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.  We have also granted to Ora-D a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  Under the terms of the Ora-D Agreement, we received a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply OraDisc™ products.  Contemporaneous with the execution of the Ora-D Agreement, we also executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.  The initial twenty-four month option to utilize the OraDisc™ erodible film technology by Ora-D has been extended until December 31, 2015.  In addition this option has been expanded to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  Recently, pre-clinical development has commenced with four actives.

Marketing Relationships

For our commercialized products, we currently rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Altrazeal®
Altrazeal Trading GmbH	▪	European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia
Altrazeal AG	▪
Africa (markets not already licensed), Latin America, Georgia, Ukraine, Turkmenistan, the Commonwealth of Independent States, Jordan, Syria, Afghanistan, Russia, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand)

Jiangxi Aiqilin Pharmaceuticals Group	▪	China, Hong Kong, Macau, and Taiwan

Nanoflex® technology - Veterinary
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

KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan and Hong-Kong
Pharmascience Inc.	▪	Canada

OraDisc™ B
ORADISC GmbH	▪	Worldwide

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

With regards to our Nanoflex® technology, three patents have issued in the U.S. and multiple patents have been issued in international countries.  There are also four PCT patent applications that have been filed and nine patent applications filed in nine international countries. The granted patents and patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, artificial discs and tissue scaffold.

We have one U.S. patent and have filed one PCT patent application for our OraDisc™ technology. This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product.  Our patent applications cover the delivery of drugs through or into any mucosal surface. The patent and patent applications cover our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the composite film.

The United States patents for our technologies and products expire in the years indicated below:

Nanoflex® technology		Year of Expiration
▪	Hydrogel – Shape retentive hydrogel particle aggregate	2022
▪	Altrazeal® Injectable	2024
▪	Altrazeal® wound dressing and biomaterials	2028

OraDisc™ technology
▪	Mucoadhesive erodible drug delivery device	2021

Manufacturing and Supply

We currently rely on a limited number of contract manufacturers, monitored by our internal management, to manufacture, package, and finish our products in conformance with current good manufacturing practices (cGMP) and do not currently have relationships with alternate suppliers. We believe that there are other contract manufacturers that can satisfy our production requirements, but should it be necessary to change suppliers this could result in a delay while they are qualified and validated.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2014	2013
Customer A	Altrazeal®	80%	8%
Customer B	Altrazeal®	11%	67%
Total		91%	75%

Research and Development

We are continuously engaged in research and development activities.  During the years ended December 31, 2014 and 2013 approximately $771,000 and $788,000, respectively, were expended for research and development.  The costs incurred for each of the two years are primarily attributable to the development and commercialization of Altrazeal®.  We continue to perform activities to develop new products and to improve existing products utilizing our proprietary technologies.

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

For a medical device in Europe, a Technical File Dossier is submitted to a Notified Body for review.  Once approved the medical device receives a CE mark which allows commercialization of the product in the European Union.  There are separate processes in each European Union jurisdiction governing additional approvals including reimbursement for medical devices.

Among the requirements for drug and medical device approval and testing is that the prospective manufacturer’s facilities and methods conform to the Code of Good Manufacturing Practices (“cGMP”) regulations, which establish the manufacturing and quality requirements, and the facilities or controls to be used during the production process. Such facilities and manufacturing process are subject to ongoing FDA and notified body inspection to insure compliance.

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

Preclinical tests are conducted in the laboratory, usually involving animals, to evaluate the safety and efficacy of the potential product. The results of preclinical tests are submitted as part of the IND and IDE application and are fully reviewed by the FDA prior to granting the sponsor permission to commence clinical trials in humans. All trials are conducted under International Conference on Harmonization, good clinical practice guidelines. All investigator sites and sponsor facilities are subject to FDA inspection to insure compliance. Clinical trials typically involve a three-phase process.  In the case of a pharmaceutical product, Phase I, the initial clinical evaluations, consists of administering the drug and testing for safety and tolerated dosages. Phase II involves a study to evaluate the effectiveness of the drug for a particular indication and to determine optimal dosage and dose interval and to identify possible adverse side effects and risks in a larger patient group. When a product is found safe and an initial efficacy is established in Phase II, the product is then evaluated in Phase III clinical trials. Phase III trials consist of expanded multi-location testing for efficacy and safety to evaluate the overall benefit to risk index of the investigational drug in relationship to the disease treated. The results of preclinical and human clinical testing are submitted to the FDA in the form of an NDA, PMA, or 510(k) for approval to commence commercial sales.

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

The regulatory status of our principal products is as follows:

▪
Altrazeal® is been cleared or approved for sale in the U.S., the European Union (together with countries that recognize the CE mark), Australia, New Zealand, and a number of additional international markets;

▪	Other Altrazeal® products are currently in development phases;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®); approved in Canada and a number of EU countries but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S., and

▪	Our other OraDisc™ products are currently in the development phase.

We are also governed by other federal, state and local laws of general applicability, such as laws regulating working conditions, employment practices, as well as environmental protection.

Competition

The medical device and pharmaceutical industry is characterized by intense competition, rapid product development and technological change.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Systagenix Wound Management Limited, ConvaTec Inc., 3M Company, and Molnlycke Health Care are large, well established medical device or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  We are aware of certain developmental projects for products to treat or prevent certain disease targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management and burn care, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical, advantages.

Wound care products developed from our Nanoflex® technology, including Altrazeal®, will compete with numerous well established products including Aquacel® marketed by ConvaTec Inc., Silvercel® and Promongran® marketed by Systagenix Wound Management Limited, Acticoat® and Allevyn® marketed by Smith and Nephew plc, and Mepitel® and Mepliex® marketing by Molnlycke Health Care.

Our product, Aphthasol®, is the only product clinically proven to accelerate the healing of canker sores.  There are numerous products, including prescription steroids such as Kenalog in OraBase, and many over-the-counter pain relief formulations that incorporate a local anesthetic used for the treatment of this condition.

Products developed from our OraDisc™ erodible film technology, for the controlled release of prescription pharmaceuticals, will compete with numerous alternative drug delivery technologies including fast release film technology, transdermal drug delivery, and other mucoadhesive film technologies.

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

Employees

As of December 31, 2014, we had 7 full-time employees, including 1 in research and development, 3 in general and administration and 3 in manufacturing and quality.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

Name	Age	Position
Kerry P. Gray	62	President, Chief Executive Officer, Chairman
Terrance K. Wallberg	60	Vice President, Chief Financial Officer, Secretary, Treasurer

Set forth below is certain employment and biographical information with respect to each executive officer of the Company.

Kerry P. Gray has served as one of our directors since March 2006 and currently has served as our President and Chief Executive Officer from January 2006 to March 2009 and since June 2010.  Previously, Mr. Gray was the President and CEO and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005. Previously, Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area. From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc.  Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From January1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at the Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

Terrance K. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining ULURU Inc., from 2004 to 2005 Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management and from 2000 to 2004 was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company from 2000 to 2004.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society of Certified Public Accountants and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

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

Available Information

Our internet address is www.uluruinc.com.  We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

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

We are dependent upon financings to fund our operations and may be unable to continue as a going concern.

We do not generate sufficient cash flows from operations to meet the cash requirements of our operations and other commitments without raising funds through the sale of debt and equity securities.  We do not expect to generate enough cash from operations to meet our requirements in the near term.  Proceeds raised from funding activities are required for us to have capital to meet our obligations for the foreseeable future.  In their report on our most recently audited financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern because we did not have sufficient cash to fund operations for at least the following year.  A going concern qualification could impair our ability to finance operations through the sale of debt or equity securities.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

A failure to obtain additional capital when and as needed could jeopardize our operations and the cost of capital may be high.

We believe existing and contemplated arrangements for additional capital or debt should provide us with adequate financial resources to continue to fund our business plan and meet our operating requirements through 2015.  If we have unanticipated costs, our revenues are less than expected, or existing commitments do not yield anticipated capital, we may need to obtain additional capital earlier than anticipated.  In any case, absence a significant increase in revenue, we will need to raise additional capital to fund our operations over the longer term.

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

Existing contractual restrictions held by IPMD GmbH may limit or delay our ability to obtain required financing.

In a securities purchase agreement with IPMD GmbH, we granted IPMD the right to appoint two directors to our board of directors and agreed that unanimous board approval would be required for any equity-based financings.  In addition, IPMD has a right of first refual, to be exercised within one month of written notice, to take over all, or part, of any equity-based financing.  As a result of the unanimous approval requirement, the determination of a director not to approve any financing, or that director’s unavailability when approval is requested, would prevent or delay the financing.  In addition, the existence of the right of first refusal may deter potential financing sources and may lead to delays in our ability to close necessary financings.  To the extent of any failure to approve, or delay in approving, any financing that is required for us to execute our business plan or continue as a going concern, our business and financial position may be harmed.  If such failures or delays continue over an extended period of time, we will eventually be unable to continue as a going concern.

Sales of our products are dependent upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sell our key products has been licensed to third parties and to entities in which we have a minority equity stake.  This presents certain risks, including the following:

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

▪	we may have disputes with our commercial partners, which may inhibit development, lead to an abandonment of our arrangements, lead to a protracted dispute or have other negative consequences;
▪
our commercial partners may fail to honor the terms of our agreements with them, with respect to payment, compliance with law or other terms, which may lead to liquidity issues, reputational harm with end customers and other issues; and

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

If we are unable to maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal® and OraDiscTM related products.

If we are unable to establish the capabilities to sell, market, and distribute Altrazeal® and OraDiscTM related products by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will be unable to successfully sell Altrazeal® and OraDiscTM.  In that event, we will be unable to generate significant revenues. We may be unable to enter into and maintain any marketing or distribution agreements with third-parties on acceptable terms, if at all. Even if we enter into marketing and distribution agreements with third parties on acceptable terms, such agreements may contain terms that are disadvantageous to us, and licensees under such agreements may not expend sufficient resources to effectively market our products.  In addition, parties to such agreements may fail to perform their obligations under such agreements, which may lead to costly and distracting disputes and periods of uncertainty. We may not be successful in commercializing Altrazeal® and OraDiscTM related products.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

Our strategy for the development and commercialization of our potential pharmaceutical products requires us to enter into various arrangements with corporations, collaborators, licensees and others in order to develop, produce and market our products. Our business depends upon our ability to enter into agreements for the development, production and marketing of our products on reasonable terms, which we may be unable to do.  Even if we enter into such agreements, we are subject to the risk that the counterparty to the agreement will not fulfill their obligations under such agreements. Our ability to successfully commercialize, and market our products and product candidates will be harmed if our existing relationships are terminated, we are unable to enter into new relationships or our partners fail to fulfill their obligations under the agreements.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have limited experience in the manufacture of medical devices and pharmaceutical products in commercial quantities.  As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to manufacture, package, label, and deliver our medical devices and pharmaceutical products.  Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products or if the prices charged by such manufacturers are higher than anticipated.  Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA and other regulatory agencies.  If any such manufacturers fail to comply with FDA requirements and similar requirements of other nations, the manufacturers may be unable to manufacture our products.  In addition, such manufacturers may fail to manufacture our products in accordance with specifications, or the manufacturing specifications may be fail to produce products that comply with functional, technical, cosmetic or other requirements.  For example, we recently discovered that the adhesive by which we attach a label to our Altrazeal® blister product may break down when exposed to extremes of heat and cold.  The peeling of the label does not affect the function of the product but may be important for tracking of the product.  We have replaced the adhesive with a new product and are offering to substitute replacement product to our distributors.  We estimate the cost of such replacement at $30,000.  We have granted extended payments terms on approximately $310,000 in receivables that are included in our 2014 revenues to a related-party distributor that received shipments in 2014 of our Altrazeal® blister products with this label issue.  We have not been able to determine the exact number of units affected by this label issue.  In addition, third party manufacturers may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages.  If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.  Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

We may incur substantial product liability expenses due to manufacturing or design defects, or the use or misuse of our products.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical devices and pharmaceutical products. We may face liability to our distributors and customers if our products are not manufactured as per specifications or if such specifications cause the products to spoil, become unsafe or fail to function as marketed. We may also face substantial liability for damages if our products produce adverse side effects or defects are identified with any of our products that harm patients and other users.  Any such failures or defects may lead to a breakdown in our relationships with distributors and purchasers, leading to a substantial decline in or collapse of our market.  In addition, if any judgments or liabilities are material in size, we may be unable to satisfy such liabilities. Any product liability could harm our operations, and a large judgment could force us to discontinue our operations.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the commercialization of our drug or device candidates, may depend substantially upon the reimbursement prices paid being at acceptable levels by government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  The amount of such reimbursement in the United States or elsewhere may be decreased in the future or may be unavailable for any drugs or devices that we are currently marketing or may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop will reduce the demand for, or may reduce the price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

Intense competition may limit our ability to successfully develop and market commercial products.

The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical, device, and chemical companies.

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Smith & Nephew plc, Systagenix Wound Management Limited, ConvaTec Inc., 3M Company, Molnlycke Health Care, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical or superior advantages.

Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our Aphthasol® product. OTC products including Orajel (Church & Dwight, Inc.) and Anbesol (Pfizer Consumer Healthcare) also compete in the aphthous ulcer market.

These competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations.  As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, most of our competitors have greater experience than we do in conducting preclinical and clinical trials and may obtain FDA and other regulatory approvals for product candidates more rapidly than we do.  Companies that complete clinical trials obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage.  Products resulting from our development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors’ existing products or products under development.

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

We may not timely receive financial results from our unconsolidated subsidiaries, and any financial results we receive may not conform with U.S. GAAP.

We rely on our unconsolidated subsidiaries to provide reliable and timely financial statement information so that we may include such financial results in our financial reports.  In preparation of our financial reports for the year ended December 31, 2014, our unconsolidated subsidiaries have not provided us with financial statements for the year ended December 31, 2014, and financial statements received for the year ended December 31, 2013 were unaudited.  Any failure of our unconsolidated subsidiaries to provide timely or accurate financial reports to us may adversely affect the accuracy of our financial statements.  If we subsequently receive timely, updated or audited financial statements for the unconsolidated subsidiaries, we may be forced to correct or revise our financial statements.

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

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and our ability to realize projected sales.

Although our financial statements are denominated in U.S. dollars, a significant portion of our revenues are realized in Euros.  Our revenues are affected by movement of the U.S. dollar against the Euro.  Fluctuations in exchange rates between the U.S. dollar and the Euro may also affect the reported value of our unconsolidated subsidiaries, as well as our cash flows.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.

Risks Related to Development, Clinical Testing and Regulatory Approval

We may be unable to obtain government approvals required to market our products and, even if we do, that approval may subsequently be withdrawn or limited.

Government regulation affects the manufacturing and marketing of pharmaceutical and medical device products. Government regulations may delay marketing of our potential drugs or potential medical devices for a considerable or indefinite period of time, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could prohibit us from marketing our products in affected markets. Our drug or device candidates may not receive FDA or other regulatory approvals on a timely basis or at all.  Even if our drug or device candidates receive marketing approval in the U.S. and other markets, our sales may be harmed by the absence of, or limits on, reimbursement by insurance companies, government health organizations and others in those markets.

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

Before we can obtain regulatory approvals for the commercial sale of our potential products, the product candidates may be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA or other agency approval or even lead us to terminate our efforts to develop the product for commercial use. Companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a product candidate under development could delay or prevent regulatory approval of the product candidate. A delay or failure to receive regulatory approval for any of our product candidates could prevent us from successfully commercializing such candidates, and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical inventions and the scope of claims made under such patents are still developing.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.  As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and international patents and international patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially valuable.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market.  We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and will likely include sales at a discount from our market prices.  Sales of equity securities by a company at a discount from market price are often associated with a decrease in the market price of the common stock and will dilute the percentage interest owned by existing shareholders.

An investment in our common stock may be less attractive because it is not listed on a national stock exchange.

On April 2, 2012, we began quotation and trading on the OTCQB™ marketplace, operated by the OTC Markets Group.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  The OTCQB is viewed by most investors as a less desirable, and less liquid, marketplace than a national stock exchange.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our common stock.

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

As of December 31, 2014, we did not own any real property.  On January 31, 2006, we entered into a lease agreement for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which was inclusive of monthly operating expenses.  On March 17, 2015, we executed a Second Amendment to Lease Agreement (the “Second Amendment”) that renewed and extended our lease until March 31, 2018.  The Second Amendment requires a minimum monthly lease obligation of $9,436, which is inclusive of monthly operating expenses.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.	LEGAL PROCEEDINGS

On or about August 22, 2014, Inter-Mountain Capital Corp (“Inter-Mountain”) filed a Complaint against ULURU in a matter now pending in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  ULURU declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.   Inter-Mountain alleges that ULURU’s refusal to honor the exercise constitutes a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and seeks actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers and counterclaims have been filed.  A preliminary settlement has been reached and is in the process of being documented.  All proceedings have been placed on hold pending documentation of the settlement.

On or about November 6, 2012, Discus Dental, LLC (“Discus”) and Philips Oral Healthcare Inc. (“Philips”) filed a Complaint against ULURU in the United States District Court, Central District of California (the “Action”).  Discus, a subsidiary of Philips’ parent company, was party to a license agreement under which ULURU’s predecessor granted it a defined license.  The license contractually required that Discus use commercially reasonable efforts to, market and sell Aphthasol® paste, a prescription pharmaceutical.  Prior to the filing of the Action, ULURU sent a demand letter contending that Discus did not fulfill its obligations under the license agreement, including the obligation to retain an adequate selling organization and otherwise use commercially reasonable efforts to market and sell Aphthasol® paste.  In response to ULURU’s demand letter, the Plaintiffs instituted the Action seeking a declaratory judgment that Discus did not breach the license agreement.  On November 20, 2012, the Plaintiffs filed an Amended Complaint adding a claim requesting that ULURU be ordered to return certain royalty payments that Discus paid to ULURU after the expiration of the license period.  On October 7, 2014, Discus filed a Second Amended Complaint, withdrawing Philips as a plaintiff and adding claims that ULURU breached the license by allegedly making a profit from the manufacture of Aphthasol® paste.  ULURU denied liability with regard to Discus’s claims and asserted counterclaims for breach of contract against Discus, seeking compensatory damages and attorneys’ fees.  On November 18, 2014, ULURU and Discus agreed to settle, resolve, and dismiss the claims asserted in the Action with the terms and conditions of the settlement subject to an agreement of confidentiality.  The settlement included a release by each party in favor of the other and a settlement payment in favor of ULURU.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock began quotation and trading on the OTCQB™ marketplace, operated by the OTC Markets Group, under the symbol “ULUR” on April 2, 2012.

From July 26, 2007 to April 1, 2012 our common stock was traded on the exchange currently known as the NYSE MKT NYSE Amex, LLC exchange under the symbol “ULU”.  From March 31, 2006 to July 25, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol “ULUR.OB”.

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the OTCQB™ marketplace from January 1, 2013 through December 31, 2014.

Year Ended December 31, 2014	High	Low
First Quarter	$1.80	$0.80
Second Quarter	$1.60	$0.89
Third Quarter	$1.35	$1.03
Fourth Quarter	$1.17	$0.81

Year Ended December 31, 2013
First Quarter	$0.38	$0.28
Second Quarter	$0.61	$0.29
Third Quarter	$0.65	$0.42
Fourth Quarter	$0.69	$0.38

Holders of Common Stock

As of March 31, 2015, there were approximately 56 shareholders of record holding our common stock based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our common stock exceeds the number of registered shareholders and estimate such number at approximately 4,000 shareholders.  As of March 31, 2015, there were 200,000,000 shares of common stock authorized and 24,458,018 shares of common stock issued and outstanding.

The last sales price of our common stock on March 31, 2015 was $0.715 per share as quoted and traded on the OTCQB™ marketplace.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In March 2006, our board of directors (the “Board”) adopted and our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which initially provided for the issuance of up to 133,333 shares of our common stock pursuant to stock options and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, June 14, 2012, June 13, 2013, and on June 15, 2014, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of common stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, 400,000 shares, 600,000 shares, and 1,000,000 shares, respectively, to a total of 2,800,000 shares.

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

As of December 31, 2014, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,699,907 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2014, there were 1,030,647 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	1,699,907	$1.73	1,030,647

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,699,907	$1.73	1,030,647

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other information in this Report contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify significant risks to our business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to our stock.

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

Recent Developments

Operating Lease

In March 2015, we executed a Second Amendment to Lease Agreement (the “Second Amendment”) with our current landlord that renewed and extended our lease for a period of 36 months.  The Second Amendment will require a minimum monthly lease obligation of $9,436, which is inclusive of monthly operating expenses, until March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.  Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2014, our cash and cash equivalents were approximately $550,000 which is an increase of approximately $545,000 as compared to our cash and cash equivalents at December 31, 2013 of approximately $5,000.  Our working capital (current assets less current liabilities) was approximately $(53,000) at December 31, 2014 as compared to our working capital at December 31, 2013 of approximately $(1,783,000).

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2014	2013
Operating activities	$(1,057,000)	$(1,734,000)
Investing activities	(31,000)	(34,000)
Financing activities	1,633,000	1,752,000
Net increase (decrease) in cash and cash equivalents	$545,000	$(16,000)

Operating Activities

For the year ended December 31, 2014, net cash used in operating activities was approximately $1,057,000.  The principal components of net cash used for the year ended December 31, 2014 were, in approximate numbers, our net loss of $1,939,000, a decrease of $198,000 in accounts payable due to timing of vendor payments, a decrease of $59,000 in deferred revenues due to amortization of revenues, a decrease of $43,000 in accrued liabilities related to compensation, a decrease of $13,000 in accrued interest, an increase of $617,000 in accounts receivable related to higher international product sales, and an increase of $14,000 in prepaid expense.  Our net loss for the year ended December 31, 2014 included substantial non-cash charges of approximately $978,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the loss on early extinguishment of a convertible note.  The aforementioned net cash used for the year ended December 31, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes issued by Inter-Mountain, and a decrease of $70,000 in inventory primarily related to finished goods.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was approximately $31,000 and relates to the purchase of equipment for the manufacture of Altrazeal® and equipment for our computer systems.

Net cash used in investing activities for the year ended December 31, 2013 was approximately $34,000 and is comprised of our purchase of manufacturing equipment for approximately $39,000 which was partially offset by the proceeds from the sale of equipment for approximately $5,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $1,633,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to the January 2013 Offering,  the final funding of $110,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, the funding of $1,800,000 from the exercise of warrants to purchase 3,000,000 shares of common stock pursuant to the Implementation Agreement with Michael Sacks and The Punch Trust, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

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

Liquidity

As of December 31, 2014, we had cash and cash equivalents of approximately $550,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2015 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of December 31, 2014, our working capital (current assets less current liabilities) was approximately $(53,000).  Our liquidity as of December 31, 2014 will not be sufficient to fund operations beyond the first quarter of 2015.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.  We need capital in the immediate-term to fund our current operations.  In addition, in light of our stage of development and limited sales, we may need additional capital in the foreseeable future in order to expand our business and fund our operations.  We expect to seek funding through through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.

Historically, we have been able to raise capital as needed to fund our operations at a base level, but we have generally not raised capital suffiicent to fund unexpected occurences, to cover projected expenses over the long term or to fund extensive research, marketing and development.  We are currently in discussions with various parties about poential financings, and management believes that we can raise capital as necessary for our near term needs; however, no party has signed any binding commitment to provided capital.  As a result, there is a risk that we will not be able to obtain capital as needed in the near term.  In addition, we will need to continue to seek capital from the market over the long term. To the extent we raise capital, it generally will be on terms that are dilutive to shareholders and may require the issuance of warrants or similar incentives, the agreement to restrictive covenants and/or the pledge of our assets as securities for debt financings.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;
▪	continued scientific progress in our development programs;
▪	our ability to collect outstanding receivables;
▪	the costs involved in filing, prosecuting and enforcing patent claims;
▪	competing technological developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights);
▪	our general financial situation, including the amount of our indebtedness; and
▪	the cost of manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2014, which consists of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years	After 5 Years
Operating leases	$388,571	$120,033	$239,680	$28,858	$	---
Total contractual cash obligations	$388,571	$120,033	$239,680	$28,858	$	---

Capital Expenditures

For the years ended December 31, 2014 and 2013, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $31,000 and $39,000, respectively.  Such expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal® and computer equipment for our administrative office.  At this time, we believe that our capital expenditures for 2015 will be approximately $60,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2014 and 2013, we utilized Bank of America, N.A. and Bank of America Investment Services, Inc. as our banking institutions.  At December 31, 2014 and December 31, 2013 our cash and cash equivalents totaled approximately $550,000 and $5,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2014 and at December 31, 2013.  As of December 31, 2014, three customers, each being one of our international distributors, exceeded the 5% threshold, with 71%, 19%, and 9%, respectively.  Two customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2013, with 86% and 11%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Currently, a portion of our revenues and all of our expenses are denominated in U.S. dollars. We are experiencing an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Comparison of the year ended December 31, 2014 and 2013

Total Revenues

Revenues totaled approximately $864,000 for the year ended December 31, 2014, as compared to revenues of approximately $371,000 for the year ended December 31, 2013, and were comprised of, in approximate numbers, licensing fees of $59,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $63,000 from the sale of Altrazeal® by our international distributors, and product sales of approximately $742,000 for Altrazeal®.

The year ended December 31, 2014 revenues represent an overall increase of approximately $493,000 versus the comparative year ended December 31, 2013 revenues.  The increase in revenues is primarily attributable to, in approximate numbers, an increase of $450,000 in Altrazeal® product sales by our international distributors, an increase of $33,000 in royalties related to Altrazeal® from our international distributors, and an increase of $10,000 in Altrazeal® licensing.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $512,000 for the year ended December 31, 2014 and was comprised of, in approximate numbers, $493,000 from the sale of our Altrazeal® products and $19,000 from the write-off of obsolete inventory.

Cost of goods sold totaled approximately $222,000 for the year ended December 31, 2013 and was comprised of, in approximate numbers, $162,000 from the sale of our Altrazeal® products and $60,000 from the write-off of obsolete finished goods and raw materials.

Research and Development

Research and development expenses totaled approximately $771,000 for the year ended December 31, 2014, including $36,000 in share-based compensation, as compared to approximately $788,000 for the year ended December 31, 2013, which included $17,000 in share-based compensation.

The decrease of approximately $17,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $77,000 in direct research costs primarily related to Altrazeal®, a decrease of $67,000 in regulatory costs, and a decrease of $12,000 in miscellaneous operating costs.  These expense decreases were partially offset by an increase of $119,000 in scientific compensation related to share-based compensation and a higher head count, and an increase of $20,000 in clinical study costs related to Altrazeal®.

The direct research and development expenses for the years ended December 31, 2014 and 2013 were, in approximate numbers, as follows:

	Year Ended December 31,
Technology	2014	2013
Wound care & Nanoflex®	$246,000	$321,000
OraDisc™	15,000	18,000
Aphthasol® & other technologies	3,000	2,000
Total	$264,000	$341,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,774,000 for the year ended December 31, 2014, including $113,000 in share-based compensation, as compared to approximately $1,288,000 for the year ended December 31, 2013, which included $65,000 in share-based compensation.

The increase of approximately $486,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $328,000 in legal expenses related to a licensing agreement dispute and a warrant exercise dispute, an increase of $93,000 in sales and marketing expenses, an increase of $44,000 in director fees related to share-based compensation, an increase of $24,000 in legal fees related to our patents, an increase of $18,000 in investor relations consulting primarily related to share-based compensation, an increase of $14,000 in accounting fees primarily related to updating internal controls, an increase of $12,000 in compensation costs related to share-based compensation, an increase of $11,000 in insurance costs, and an increase of $9,000 in occupancy costs.  These expense increases were partially offset by, in approximate numbers, a decrease of $50,000 in accruals related to estimated merger costs from 2008, a decrease of $10,000 in consulting related to product licensing, a decrease of $4,000 in consulting costs related to XBRL reporting, and a decrease of $3,000 in property tax expense.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $475,000 for the year ended December 31, 2014 as compared to approximately $475,000 for the year ended December 31, 2013.  The expense for each period consists of amortization associated with our acquired patents.  There were no purchases of patents during the years ended December 31, 2014 and 2013.

Depreciation

Depreciation expense totaled approximately $237,000 for the year ended December 31, 2014 as compared to approximately $245,000 for the year ended December 31, 2013.  The decrease of approximately $8,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $5,000 for the year ended December 31, 2014 as compared to approximately $70,000 for the year ended December 31, 2013.  The decrease of approximately $65,000 in interest income is attributable to the offset in January 2014 of the outstanding Inter-Mountain notes receivable.

Interest Expense

Interest expense totaled approximately $51,000 for the year ended December 31, 2014 as compared to approximately $507,000 for the year ended December 31, 2013.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our convertible debt.  The decrease of approximately $456,000 is primarily attributable to the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014, the final payoff of the June 2011 convertible promissory note in June 2014, and the final payoff of the July 2011 convertible note in July 2014.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $54,000 for the year ended December 31, 2014 as compared to nil for the year ended December 31, 2013.  The increase of approximately $54,000 is related to a decrease in the Euro exchange rate experienced during 2014 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Loss on Early Extinguishment of Convertible Note

Loss on early extinguishment of convertible note totaled approximately $135,000 for the year ended December 31, 2014 as compared to nil for the year ended December 31, 2013, with such loss in 2014 occurring as a result of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes.

Proceeds from Litigation Settlement

Proceeds from litigation settlement totaled approximately $1,200,000 for the year ended December 31, 2014 as compared to nil for the year ended December 31, 2013.  Refer to Item 3 – Legal Proceedings.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2014 and 2013, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

This item is not applicable to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, see disclosure under “Management’s Annual Report on Internal Control Over Financial Reporting” with respect to certain changes made after December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management believes that as of December 31, 2014 our internal control over financial reporting was not effective as of December 31, 2014. In connection with the preparation of our consolidated financial statements included in this Report, we determined, as previously reported, that the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 included an error. As a result, we reevaluated our internal controls over financial reporting effective as of December 31, 2014 and identified a material weakness in the effectiveness of our internal control over financial reporting with respect to our accounting for the early extinguishment of, and final conversion of, a convertible promissory note. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

After identifying this material weakness, we implemented in the first quarter of 2015 new procedures, including enhanced documentation, analysis and review of non-routine accounting matters.  We have retrained those working in corporate finance, as to the importance of appropriate communication and review of non-routine accounting matters so that any such changes can be properly assessed under generally accepted accounting principles.

As of the date of our filing of this Report, management believes our remediation efforts are effective with respect to our internal control over financial reporting and that the previous material weakness in our internal control over financial reporting has been remediated. Notwithstanding the beliefs of managers, we will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. There remains a risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in an error in our disclosure in the future. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.

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

The information required by this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2015 Annual Meeting of Stockholders (our “2015 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	51
		Consolidated Balance Sheets as of December 31, 2014 and 2013	52
		Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	53
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013	54
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	55
		Notes to Consolidated Financial Statements	56

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 31, 2015	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: March 31, 2015	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	/s/ Jeffrey B. Davis
Jeffrey B. Davis, Director

Date: March 31, 2015	/s/ Kerry P. Gray
Kerry P. Gray, Director

Date: March 31, 2015	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer, Director

Date: March 31, 2015	/s/ Klaus Kuehne
Klaus Kuehne, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, ULURU Acquisition Corp., and ULURU Delaware Inc. (1)
2.2.1		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
2.2.2		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
3.1		Restated Articles of Incorporation dated November 5, 2007. (6)
3.2		Amended and Restated Bylaws dated December 5, 2008. (7)
3.3		Certificate of Designations of Series A Preferred Stock. (17)
4.1		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (11)
4.2		Common Stock Purchase Warrants dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (15)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (16)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (17)
4.5		Common Stock Purchase Warrant #4 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (20)
4.6		Common Stock Purchase Warrant dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (22)
4.7		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (23)
4.8		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (23)
4.9		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (28)
10.1		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.2		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (27)
10.3.3	**	Second Amendment to Lease Agreement dated March 17, 2015 by and ULURU Delaware Inc. and Addison Park Ltd.
10.4		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.5	*	ULURU Inc. 2006 Equity Incentive Plan. (2)
10.5.1	*	First Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated May 8, 2007. (5)
10.5.2	*	Second Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated December 17, 2009. (12)
10.5.3	*	Third Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 10, 2010. (13)
10.5.4	*	Fourth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 14, 2012. (19)
10.5.5	*	Fifth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 13, 2013. (25)
10.5.6	*	Sixth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 5, 2014. (29)
10.6		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (8)
10.7	*	Indemnification Agreement dated July 10, 2009 by and between ULURU Inc. and Kerry P. Gray (9)
10.8	*	Indemnification Agreement dated July 10, 2009 by and between ULURU Inc. and Jeffrey B. Davis (9)
10.9	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (10)
10.10		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (14)
10.11.1		Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.11.2		Amendment to Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Melmed Holding AG. (27)
10.12.1		License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.12.2		Amendment No. 1 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (24)
10.12.3		Amendment No. 2 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (27)
10.12.4		Amendment No. 3 to License and Supply Agreement dated February 2, 2014 by and between ULURU Inc. and Melmed Holding AG. (27)
10.13		Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH. (21)
10.14		Shareholders’ Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (24)
10.15		License and Supply Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (24)
10.16		Securities Purchase Agreement dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH. (22)
10.17		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (23)
10.18.1		Exclusive License and Supply Agreement dated September 30, 2013 by and between ULURU Inc. and Altrazeal AG. (26)
10.18.2		Amendment No. 1 to Exclusive License and Supply Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (27)
10.19		Registration Rights Agreement dated January 31, 2014 by and between ULURU Inc. and the investors’ party thereto. (27)
10.20		Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (27)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(5)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 30, 2007.
(6)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(7)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(8)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(9)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(10)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(11)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(12)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on January 28, 2010.
(13)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 16, 2010.
(14)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(15)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(16)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(17)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(18)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(19)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2012.
(20)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
(21)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(22)		Incorporated by reference to the Company’s Form 8-K filed on December 27, 2012.
(23)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.
(24)		Incorporated by reference to the Company’s Form 10-K filed on March 29, 2013.
(25)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2013.
(26)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2013.
(27)		Incorporated by reference to the Company’s Form 10-K filed on March 31, 2014.
(28)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2014.
(29)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 16, 2014.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F – 2

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F – 3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013	F – 4

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F – 5

Notes to Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of ULURU Inc. (a Nevada corporation) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  ULURU Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two -year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt.  The Company’s ability to consummate such transactions is uncertain.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 31, 2015

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$550,458	$5,119
Accounts receivable, net	3,879	10,771
Accounts receivable – related party, net	798,147	174,307
Notes receivable and accrued interest, current portion	---	777,710
Inventory	325,657	395,605
Prepaid expenses and deferred charges	137,858	123,812
Total Current Assets	1,815,999	1,487,324

Property, Equipment and Leasehold Improvements, net	432,110	638,614

Other Assets
Intangible assets, net	3,195,689	3,670,837
Investment in unconsolidated subsidiary	---	---
Deferred financing costs, net	---	86,770
Deposits	18,069	18,069
Total Other Assets	3,213,758	3,775,676

TOTAL ASSETS	$5,461,867	$5,901,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,536,612	$1,734,725
Accrued liabilities	273,201	315,963
Accrued interest	---	13,360
Convertible notes payable, net of unamortized debt discount, current portion	---	1,147,057
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	1,868,772	3,270,064

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and current portion	---	---
Deferred revenue, net of current portion	839,174	898,133
Total Long Term Liabilities	839,174	898,133

TOTAL LIABILITIES	2,707,946	4,168,197

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
24,458,018 and 18,871,420 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	24,458	18,872
Additional paid-in capital	56,289,882	53,336,127
Accumulated (deficit)	(53,560,419)	(51,621,582)
TOTAL STOCKHOLDERS’ EQUITY	2,753,921	1,733,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,461,867	$5,901,614

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenues
License fees	$58,959	$48,688
Royalty income	62,966	30,016
Product sales, net	741,932	291,864
Total Revenues	863,857	370,568

Costs and Expenses
Cost of goods sold	511,943	222,122
Research and development	770,542	788,242
Selling, general and administrative	1,773,540	1,288,050
Amortization of intangible assets	475,148	475,148
Depreciation	237,388	244,704
Total Costs and Expenses	3,768,561	3,018,266
Operating (Loss)	(2,904,704)	(2,647,698)

Other Income (Expense)
Interest and miscellaneous income	5,386	69,686
Interest expense	(50,574)	(506,529)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Foreign currency transaction (loss)	(53,867)	---
Loss on early extinguishment of convertible note	(135,078)	---
Proceeds from litigation settlement	1,200,000	---
Gain on sale of equipment	---	3,627
(Loss) Before Income Taxes	(1,938,837)	(3,080,914)

Income taxes	---	---
Net (Loss)	$(1,938,837)	$(3,080,914)

Less preferred stock dividends	---	(30,236)
Net (Loss) Allocable to Common Stockholders	$(1,938,837)	$(3,111,150)

Basic and diluted net (loss) per common share	$(0.08)	$(0.21)

Weighted average number of common shares outstanding	23,639,427	14,772,578

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2014 and 2013
	Preferred Stock			Common Stock		Additional Paid-in	Promissory Notes Receivable		Accumulated	Stockholders’
	Shares Issued	Amount		Shares Issued	Amount	Capital	and Accrued Interest		(Deficit)	Equity

Balance as of December 31, 2012	65	$	---	10,074,448	$10,075	$51,336,931		$(985,287)	$(48,510,432)	$1,851,287

Issuance of common stock and warrants in a private placement, net of offering costs of $4,379	---		---	3,750,000	3,750	1,491,871		---	---	1,495,621

Issuance of common stock and warrants in a private placement, net of offering costs of $2,175	---		---	825,000	825	327,000		---	---	327,825

Issuance of common stock for principle and interest due on convertible note	---		---	3,072,648	3,073	915,257		---	---	918,330

Issuance of common stock for services and wages	---		---	423,750	424	177,826		---	---	178,250

Issuance of common stock – 725,274 shares for cashless exercise of warrants to purchase 1,571,428 shares	---		---	725,274	725	(725)		---	---	---

Issuance of common stock – vesting of restricted stock	---		---	300	---	---		---	---	---

Redemption of Series A preferred stock	(65)		---	---	---	(992,430)		994,294	---	1,864

Offering costs adjustment – Series A preferred stock sale in 2011	---		---	---	---	8,000		---	---	8,000

Cancellation of warrants issued for services	---		---	---	---	(48,776)		---	---	(48,776)

Accrued interest on promissory notes for issuance of common stock	---		---	---	---	9,007		(9,007)	---	---

Accrued dividends on Series A preferred stock	---		---	---	---	30,236		---	(30,236)	---

Share-based compensation of employees	---		---	---	---	15,648		---	---	15,648

Share-based compensation of non-employees	---		---	---	---	66,282		---	---	66,282

Net (loss)	---		---	---	---	---		---	(3,080,914)	(3,080,914)
Balance as of December 31, 2013	---	$	---	18,871,420	$18,872	$53,336,127	$	---	$(51,621,582)	$1,733,417

Issuance of common stock and warrants in a private placement	---		---	1,250,000	1,250	498,750		---	---	500,000

Issuance of common stock and warrants in a private placement	---		---	275,000	275	109,725		---	---	110,000

Issuance of common stock for principle and interest due on convertible note	---		---	911,690	912	318,180		---	---	319,092

Loss on conversion of convertible note settled with common stock	---		---	---	---	(234,042)		---	---	(234,042)

Issuance of common stock for principle due on convertible notes	---		---	232,408	232	264,768		---	---	265,000

Issuance of common stock for services	---		---	67,500	67	64,283		---	---	64,350

Cancellation of common stock issued for services	---		---	(150,000)	(150)	(86,850)		---	---	(87,000)

Issuance of common stock for exercise of warrant	---		---	3,000,000	3,000	1,797,000				1,800,000

Warrants issued for services	---		---	---	---	72,771		---	---	72,771

Share-based compensation of employees	---		---	---	---	27,667		---	---	27,667

Share-based compensation of non-employees	---		---	---	---	121,503		---	---	121,503

Net (loss)	---		---	---	---	---		---	(1.938,837)	(1,938,837)
Balance as of December 31, 2014	---	$	---	24,458,018	$24,458	$56,289,882	$	---	$(53,560,419)	$2,753,921

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014		2013
OPERATING ACTIVITIES :
Net (loss)		$(1,938,837)		$(3,080,914)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets		475,148		475,148
Depreciation		237,388		244,704
Share-based compensation for stock and options issued to employees		27,667		15,648
Share-based compensation for options issued to non-employees		121,503		66,282
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible notes		(78,078)		178,548
Amortization of deferred financing costs		7,309		74,000
Warrants issued (cancelled) for services		72,771		(48,776)
Common stock issued (cancelled) for services		(22,650)		158,250
Common stock issued for wages		---		20,000
Common stock issued for interest due on convertible note		2,063		127,343
Loss on early extinguishment of convertible note		135,078		---
Gain on sale of equipment		---		(3,627)

Change in operating assets and liabilities:
Accounts receivable		(616,948)		(73,180)
Other receivable		---		---
Inventory		69,949		132,038
Prepaid expenses and deferred charges		(14,046)		70,636
Notes receivable and accrued interest		777,710		524,510
Accounts payable		(198,113)		(606,057)
Accrued liabilities		(42,762)		(57,002)
Accrued interest		(13,360)		(27,781)
Deferred revenue		(58,959)		76,312
Total		881,670		1,346,996

Net Cash Used in Operating Activities		(1,057,167)		(1,733,918)

INVESTING ACTIVITIES :
Purchase of property and equipment		(30,884)		(39,093)
Proceeds from sale of equipment		---		4,937
Net Cash Used in Investing Activities		(30,884)		(34,156)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		610,000		1,823,446
Proceeds from exercise of warrant		1,800,000		---
Proceeds from redemption of preferred stock, net		---		1,864
Repayment of principle due on convertible note		(776,610)		(81,666)
Offering cost adjustment – preferred stock sale in 2011		---		8,000
Net Cash Provided by Financing Activities		1,633,390		1,751,644

Net Increase (Decrease) in Cash		545,339		(16,430)

Cash, beginning of period		5,119		21,549
Cash, end of period		$550,458		$5,119

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$30,775		$35,467

Non-cash investing and financing activities:
Issuance of common stock for promissory note	$	---	$	---
Issuance of common stock for principle due on convertible notes		$582,029		$790,987

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

Liquidity and Going Concern

The Company is unable to assert that its liquidity will be sufficient to fund operations beyond the first quarter of 2015, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the first quarter of 2015.  These consolidated financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  We may not be able to raise sufficient capital on acceptable terms, or at all, to continue operations and may not be able to execute any strategic transaction.

Our liquidity, and our ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the market price of our stock and the availability and cost of additional equity capital from existing and potential new investors;

•	general economic and industry conditions affecting the availability and cost of capital;

•	our financial condition, including its revenues, the amount of its indebtedness and its ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities will likely result in substantial additional dilution to our stockholders.  If we raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations.  We also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction.  Should strategic alternatives or additional capital not be available to us in the near term, or not be available on acceptable terms, we may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause us to further delay, substantially reduce or discontinue operational activities to conserve its cash resources.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $887 and $907, respectively.  For the years ended December 31, 2014 and 2013, the accounts written off as uncollectible or previously written off and recovered were $779 and $(1,126), respectively.

Notes Receivable

Notes receivable are stated at unpaid principle balance.  Interest on notes receivable is recognized over the term of the note and is calculated by the simple interest method on principle amounts outstanding.  We estimate the collectability of our notes receivable.  This estimate is based on similar evaluation criteria as used in estimating the collectability of our trade accounts receivable.  Notes receivable are subject to an allowance for collection when it is probable that the balance, or a portion thereof, will not be collected.  As of December 31, 2014 and 2013, the allowance for collection for our notes receivable was nil.

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

Prepaid Expenses and Deferred Charges

From time to time fees are payable to the United States Food and Drug Administration (“FDA”) in connection with new drug applications submitted by us and annual prescription drug user fees (“PDUFA”). Such fees are being amortized ratably over the FDA’s prescribed fiscal period of twelve months ending September 30th.  As of December 31, 2014 and 2013, the amount of prepaid PDUFA fees was nil.  Additionally, we amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  Estimated useful lives for property, equipment, and leasehold improvements categories are as follows:

Laboratory and manufacturing equipment	7 years
Computers, office equipment, and furniture	5 years
Computer software	3 years
Leasehold improvements	Lease term

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

Deferred Financing Costs

We defer financing costs associated with the issuance of our convertible notes payable and amortize those costs over the period of the convertible notes using the effective interest method.  In 2012, we incurred $200,000 of financing costs related to our convertible note payable with Inter-Mountain Capital Corp.  During 2014 and 2013, we recorded amortization of approximately $7,000 and $74,000, respectively, of deferred financing costs. Other assets at December 31, 2014 and 2013 included net deferred financing costs of approximately of nil and $87,000, respectively.

Accrual for Clinical Study Costs

We record accruals for estimated clinical study costs.  Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites.  These costs are recorded as a component of research and development expenses.  We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual costs incurred may or may not match the estimated costs for a given accounting period.  As of December 31, 2014 and 2013, the accrual for estimated clinical study costs was nil.

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

Foreign currency transaction gain (loss)

Our functional currency and our reporting currency is the U.S. dollar and foreign currency transactions are primarily undertaken in Euros.  Monetary assets and liabilities are translated using the foreign currency exchange rate prevailing at the balance sheet date.  Revenues, non-monetary assets and liabilities denominated in foreign currencies are translated at rates of foreign currency exchange in effect at the date of the transaction.  Expenses are translated at average foreign currency exchange rates for the period.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income.

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.  Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2014 and 2013.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2014 and 2013, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2014 and December 31, 2013 our cash and cash equivalents totaled $550,458 and $5,119, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2014 and at December 31, 2013.  As of December 31, 2014, three customers, each being one of our international distributors, exceeded the 5% threshold, with 71%, 19%, and 9%, respectively.  Two customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2013, with 86% and 11%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

A portion of our revenues and all of our expenses are denominated in U.S. dollars.  We are experiencing an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continues to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

We determined that all embedded items associated with financial instruments during 2014 and 2013 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2014 and 2013, we did not have any derivative instruments.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for us in the first quarter of the year ending December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern”.  ASU No 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  We do not believe ASU No. 2015-15 will have a material effect on our financial position and results of operations.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2014 that had, or are expected to have, a material impact on our financial statements.

NOTE 4.	SEGMENT INFORMATION

We operate in one business segment: the research, development, and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects proceeds from product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities for Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2014	%	2013	%
Domestic	$37,465	4%	$65,546	18%
International	826,392	96%	305,022	82%
Total	$863,857	100%	$370,568	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2014	2013
Customer A	Altrazeal®	80%	8%
Customer B	Altrazeal®	11%	67%
Total		91%	75%

NOTE 5.	NOTES RECEIVABLE

On June 27, 2012, we entered into a Securities Purchase Agreement related to our issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”).  As part of the June 2012 Note transaction, we received $1,500,000 in the form of six promissory notes in favor of the Company, each in the principal amount of $250,000 (the “Investor Notes”) and each of which became due as the outstanding balance under the June 2012 Note was reduced to certain levels.  On October 5, 2012, we and Inter-Mountain entered into a First Amendment to Buyer Trust Deed Note #1 (the “Trust Deed Note Amendment”) for the purpose of revising certain terms and conditions contained in the Buyer Trust Deed Note #1, to include receiving payments of $100,000, $100,000, and $50,000 on October 5, 2012, November 30, 2012, and December 31, 2012, respectively, and any interest thereon.  As of December 31, 2013, we had $777,710 in notes receivable which was comprised of $687,500 for three Investor Notes and $90,210 for accrued interest thereon.

On January 22, 2014, we provided notice to Inter-Mountain of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the three Investor Notes of $687,500 and accrued interest thereon of $94,456.  As a result of the deduction and offset, the amounts owed to us under the June 2012 Note was reduced to zero.

NOTE 6.	INVENTORY

As of December 31, 2014 and 2013, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the years ended December 31, 2014 and 2013, we wrote off approximately $19,000 and $60,000, respectively, in obsolete inventories.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2014	2013
Raw materials	$41,648	$10,148
Work-in-progress	271,571	299,464
Finished goods	12,438	85,993
Total	$325,657	$395,605

NOTE 7.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2014	2013
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,599,894	1,581,728
Computers, office equipment, and furniture	153,078	140,360
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,277,809	2,246,925
Less: accumulated depreciation and amortization	(1,845,699)	(1,608,311)
Property, equipment and leasehold improvements, net	$432,110	$638,614

Depreciation expense on property, equipment, and leasehold improvements was $237,388 and $244,704 for the years ended December 31, 2014 and 2013, respectively.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2014	2013
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,430,249)	(5,955,101)
Intangible assets, net	$3,195,689	$3,670,837

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2014.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $475,148 and $475,148 for the years ended December 31, 2014 and 2013, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2014, is as follows:

Calendar Years	Future Amortization Expense
2015	$475,148
2016	476,450
2017	475,148
2018	475,148
2019	475,148
2020 & Beyond	818,647
Total	$3,195,689

NOTE 9.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

Audited financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2014 and 2013 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the years ended December 31, 2014, 2013, and 2012 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon audited financial statements received in May 2014, our unrecorded share of Altrazeal Trading Ltd. losses for the year ended December 31, 2012 totaled $129,207.

Summarized financial information for our investment in Altrazeal Trading Ltd. assuming 100% ownership is as follows:

Altrazeal Trading Ltd.	December 31, 2012
Balance sheet
Total assets	$136,661
Total liabilities	$660,006
Total stockholders’ (deficit)	$(523,345)
Statement of operations
Revenues	$61,028
Net (loss)	$(516,829)

Altrazeal Trading GmbH

On February 1, 2014, Altrazeal Trading Ltd. transferred all of their rights and obligations under the existing shareholders’ agreement to Altrazeal Trading GmbH.  As a result of this transfer, we received a non-dilutable 25% ownership interest in Altrazeal Trading GmbH.

Audited financial statements of Altrazeal Trading GmbH for the years ended December 31, 2014 and 2013 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading GmbH for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the year ended December 31, 2013, our unrecorded share of Altrazeal Trading GmbH cumulative losses as of December 31, 2013 totaled $213,370.

Summarized financial information for our investment in Altrazeal Trading GmbH assuming 100% ownership is as follows:

Altrazeal Trading GmbH	December 31, 2013 (Unaudited)
Balance sheet
Total assets		$757,784
Total liabilities		$1,563,046
Total stockholders’ (deficit)		$(805,262)
Statement of operations
Revenues	$	---
Net (loss)		$(798,009)

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

Audited financial statements of ORADISC GmbH for the years ended December 31, 2014 and 2013 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Audited or unaudited financial statements of Altrazeal AG for the year ended December 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the year ended December 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2014	2013
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	96,795	148,683
Accrued insurance payable	69,815	60,113
Product rebates/returns	13	32
Other	279	836
Total accrued liabilities	$273,201	$315,963

NOTE 11.	CONVERTIBLE DEBT

Convertible Note – June 2012

On June 27, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), related to our issuance of the June 2012 Note, with Inter-Mountain.  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six Investor Notes in favor of the Company, each in the principal amount of $250,000 at an interest rate of 8.0% per annum, and each of which became due as the outstanding balance under the June 2012 Note was reduced to certain levels.  The purchase price of the June 2012 Note also reflected a $200,000 original issue discount and $10,000 in attorney’s fees. The Purchase Agreement also includes representations and warranties, restrictive covenants, and indemnification provisions standard for similar transactions.

The June 2012 Note beared interest at the rate of 8.0% per annum, with monthly installment payments of $83,333 commencing on the date that was the earlier of (i) thirty calendar days after the effective date of a registration statement registering the re-sale of the shares issuable upon conversion under the June 2012 Note or (ii) December 24, 2012, but in no event sooner than September 25, 2012.  At our option, subject to certain volume, price, and other conditions, the monthly installment payments on the June 2012 Note may have been paid in whole, or in part, in cash or in our Common Stock.  If the monthly installment was paid in Common Stock, such shares being issued would be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days was less than $0.05.

At the option of Inter-Mountain, the outstanding principal balance of the June 2012 Note may be converted into shares of our Common Stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  The initial tranche was $710,000 and the six subsequent tranches were each $250,000, plus interest.  At our option, the outstanding principal balance of the June 2012 Note, or a portion thereof, may have been prepaid in cash at 120% of the amount elected to be prepaid.  The June 2012 Note was secured by a Security Agreement pursuant to which we granted to Inter-Mountain a first-priority security interest in the assets held by the Company.

Events of default under the June 2012 Note include failure to make required payments or to deliver shares upon conversion, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of our Common Stock, a restatement of financial statements, and a default under certain other agreements.  In the event of default, the interest rate under the June 2012 Note increases to 18% and the June 2012 Note becomes callable at a premium.  In addition, the holder had all remedies under law and equity, including foreclosing on our assets under a Security Agreement with Inter-Mountain.

As part of the convertible debt financing, Inter-Mountain also received a total of seven warrants (the “Warrants”) to purchase, if they all vested, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the Warrants.  The Warrants had an exercise price of $0.35 per share, subject to certain pricing adjustments, and were exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively.  Each of the three remaining Warrants has terminated, as described below.  As of December 31, 2014, we have issued 725,274 shares of Common Stock to Inter-Mountain for the cashless exercise of three warrants that vested prior to February 26, 2013 to purchase 1,571,428 shares of Common Stock.  Such issuance of shares of Common Stock following the cashless exercise of three warrants by Inter-Mountain during 2013 was based upon an agreement in December 2013 with Inter-Mountain modifying the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  As of December 31, 2014, there is one warrant that remains vested but unexercised for 392,857 shares of Common Stock.  Inter-Mountain delivered a notice of a cashless exercise with respect to this warrant on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock.  We believe that, as a result of the December 2013 agreement, the warrant is exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014 and, as a result, have not honored such warrant exercise.

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

Convertible Note – July 2011

On July 28, 2011, we completed a convertible debt financing for $125,000 with Mr. Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Note”).  The July 2011 Note beared interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest was due on July 28, 2014.  The outstanding principal balance of the July 2011 Note may be converted into shares of the Company’s Common Stock at a conversion price of $1.08 per share or 115,741 shares of Common Stock.  The July 2011 Note was collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of the Company’s Common Stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.

On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $11,542 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note had occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $11,542 until the relevant payment date.  On September 5, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2012 of $11,542 and accrued interest thereon of $1,643.

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $12,501 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the July 2011 Note had occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $12,501 until the relevant payment date.  On October 28, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2013 of $12,501 and accrued interest thereon of $492.

On July 28, 2014, we issued 115,741 shares of Common Stock to Mr. Gray for the conversion and final payment of $125,000 due under the July 2011 Note and remitted to Mr. Gray the annual interest due on July 28, 2014 of $13,457.

Convertible Note – June 2011

On June 13, 2011, we completed a $140,000 convertible debt financing with Mr. Gray (the “June 2011 Note”).  The June 2011 Note beared interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest was due on June 13, 2014.  The outstanding principal balance of the June 2011 Note may be converted into shares of the Company’s Common Stock at a conversion price of $1.20 per share or 116,667 shares of Common Stock.  The June 2011 Note was collateralized by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of the Company’s Common Stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

On July 3, 2012, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2012 of $14,653 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note had occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2012.  Commencing on July 1, 2012, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $14,653 until the relevant payment date.  On September 5, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2012 of $14,653 and accrued interest thereon of $2,080.

On July 1, 2013, the Company and Mr. Gray entered into a Modification Agreement for the purpose of deferring the annual payment of interest due on July 1, 2013 of $14,001 until such time as Mr. Gray provides written notice to us with such notice being no less than 15 days prior to the relevant payment date.  Moreover, the parties agreed that no Event of Default under the June 2011 Note had occurred as a result of any failure by us to make the annual payment of interest due on July 1, 2013.  Commencing on July 1, 2013, interest at the rate of 12.0% per annum accrued on the deferred interest payment of $14,001 until the relevant payment date.  On October 28, 2013, we remitted to Mr. Gray the annual interest due on July 1, 2013 of $14,001 and accrued interest thereon of $553.

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

The amount of interest cost recognized from our convertible notes payable was $20,853 and $157,027 for years ended December 31, 2014 and 2013, respectively.

The amount of debt discount amortized from our convertible notes payable was $(78,078) and $178,548 for years ended December 31, 2014 and 2013, respectively.

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

In the SPA, we also agreed that we would not issue equity securities or rights to acquire equity securities without the unanimous approval of our Board of Directors and granted IPMD a right of first offer with respect to certain offerings or issuances of securities.

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

Common Stock

As of December 31, 2014, we had 24,458,018 shares of common stock issued and outstanding.  We issued 5,586,598 shares of Common Stock for the year ended December 31, 2014 comprised of 3,000,000 shares of Common Stock issued for the exercise of warrants held by Sacks and TPT, 1,250,000 shares of Common Stock issued to IPMD pursuant to the January 2013 Offering, 275,000 shares of Common Stock issued to Messrs. Gray and Wallberg pursuant to the March 2013 Offering, 911,690 shares of Common Stock issued for installment payments and note conversion on the June 2012 Note with Inter-Mountain, 116,667 shares of Common Stock issued for the conversion and final payment of the June 2011 Note held by Mr. Gray, 115,741 shares of Common Stock issued for the conversion and final payment of the July 2011 Note held by Mr. Gray, and the net cancellation of 82,500 shares of Common Stock related to consulting services provided to the Company.

Preferred Stock

As of December 31, 2014, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the year ended December 31, 2014, we did not issue any new Series A Shares.

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

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2014 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2012	2,041,165	$0.98

Warrants issued	4,445,714	0.56
Warrants exercised (1)	(1,571,428)	0.35
Warrants cancelled	(250,000)	0.35
Balance as of December 31, 2013	4,665,451	$0.82

Warrants issued	80,000	1.20
Warrants exercised	(3,000,000)	0.60
Warrants cancelled	(69,050)	3.22
Balance as of December 31, 2014 (1)	1,676,401	$1.14

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all had vested, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants totaling 1,571,428 shares of Common Stock were exercised in 2013.  Such issuance of shares of Common Stock following the cashless exercise of three warrants by Inter-Mountain during 2013 was based upon an agreement in December 2013 with Inter-Mountain modifying the formula in the Warrants for determining the number of shares to be issued upon a cashless exercise.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.  For the purposes of this Table, only such vested shares of Common Stock from one unexercised warrant (392,857 shares) have been included, based upon an exercise price of $0.35 per share of Common Stock.

For the year ended December 31, 2014, we issued warrants to purchase up to an aggregate of 80,000 shares of our common stock which consisted of a warrant to Torrey Hills Capital, Inc., at an exercise price of $1.20 per share, for consulting services.

Of the warrant shares subject to exercise as of December 31, 2014, expiration of the right to exercise is as follows:

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	December 31, 2014	December 31, 2013
Warrants to purchase Common Stock	1,676,401	4,665,451
Stock options to purchase common stock	1,699,907	1,014,907
Unvested restricted common stock	---	---
Common stock issuable upon the assumed conversion of our convertible note payable from June 2012 (1)	---	3,124,680
Common stock issuable upon the assumed conversion of our convertible note payable from June 2011 (2)	---	127,712
Common stock issuable upon the assumed conversion of our convertible note payable from July 2011 (2)	---	125,603
Total	3,376,308	9,058,353

(1)
The outstanding principal balance and the accrued and unpaid interest of the June 2012 Note may have been converted, at the option of Inter-Mountain, into shares of Common Stock at a conversion price of $0.35 per share, subject to certain pricing adjustments and ownership limitations.  For the purposes of this Table, we have assumed a conversion price of $0.35 per share and no ownership limitations.  On February 27, 2014 and on March 3, 2014, we received conversion notices from Inter-Mountain whereby we issued an aggregate of 435,502 shares of Common Stock for the final payment of approximately $152,000 due under the June 2012 Note.

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2014	2013
Incentive Stock Options
Quantity	125,000	232,500
Weighted average fair value per share	$0.81	$0.24
Fair value	$101,171	$56,112

Nonstatutory Stock Options
Quantity	560,000	735,000
Weighted average fair value per share	$0.81	$0.24
Fair value	$453,250	$177,388

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

	2014	2013
Incentive Stock Options
Expected volatility (1)	107.66%	103.55%
Risk-fee interest rate % (2)	1.75%	0.81%
Expected term (in years)	5.0	5.0
Dividend yield (3)	---	---

Nonstatutory Stock Options
Expected volatility (1)	107.66%	103.55%
Risk-fee interest rate % (2)	1.75%	0.81%
Expected term (in years)	5.0	5.0
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2014	2013
Research and development	$35,861	$16,863
Selling, general and administrative	113,309	64,076
Total share-based compensation expense	$149,170	$80,939

At December 31, 2014, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $557,694.  The period over which the unearned share-based compensation is expected to be recognized is approximately three years.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2014 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2012	158,409	12.32

Granted	967,500	0.33
Forfeited/cancelled	(111,002)	1.03
Exercised	---	---
Outstanding as of December 31, 2013	1,014,907	$2.12

Granted	685,000	1.15
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of December 31, 2014	1,699,907	$1.73

The following table presents the stock option grants outstanding and exercisable as of December 31, 2014:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	8.2	595,000	$0.33
685,000	1.15	7.9	15,000	1.15
53,334	2.38	3.5	53,334	2.38
69,073	25.12	2.6	69,073	25.12
1,699,907	$1.73	7.7	732,407	$2.83

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

The following table summarizes share-based compensation related to restricted stock awards for the years ended December 31:

	2014		2013
Research and development	$	---	$444
Selling, general and administrative		---	547
Total share-based compensation expense	$	---	$991

At December 31, 2014, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

The following table summarizes the non-vested restricted stock awards outstanding and the number of shares of common stock subject to potential issue as of December 31, 2014 and the changes therein during the two years then ended:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	300		$34.59

Granted	---		---
Forfeited/cancelled	---		---
Exercised/issued	(300)		34.59
Outstanding as of December 31, 2013	---	$	---

Granted	---		---
Forfeited/cancelled	---		---
Exercised/issued	---		---
Outstanding as of December 31, 2014	---	$	---

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

As of December 31, 2014, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,699,907 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2014, there were 1,030,647 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 16.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $24,674 and $20,917 to the 401(k) Plan during the years ended December 31, 2014 and 2013, respectively.

NOTE 17.	FAIR VALUE MEASUREMENTS

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

The fair value of our financial instruments consisted of the following at December 31:

Description	2014	2013
Assets:
Notes receivable and accrued interest	---	$777,710

Liabilities:
Convertible note – June 2011	---	$138,220
Convertible note – July 2011	---	$120,738
Convertible note – June 2012	---	$888,099

NOTE 18.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2014, of $18,989,376 were reduced to zero, after considering the valuation allowance of $18,989,376, since there is no assurance of future taxable income.  As of December 31, 2014 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $51,347,180 and $531,440, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,792		8,690
2033	3,187,559		15,882
2034	1,797,031		19,491
Total	$51,347,180		$531,440

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

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows:

	2014		2013
Deferred tax assets:
Net operating loss carryforwards		$18,279,724		$17,657,746
Intangible assets		188,944		247,248
Other		554,404		512,286
Total gross deferred tax assets		19,023,072		18,417,280

Deferred tax liabilities:
Property and equipment		33,696		72,347
Total gross deferred tax liabilities		33,696		72,347

Net total of deferred assets and liabilities		18,989,376		18,344,933
Valuation allowance		(18,989,376)		(18,344,933)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $644,443 and $1,065,354 in 2014 and 2013, respectively.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2014		2013
Expected income tax (benefit) at federal statutory tax rate -35%	$	(681,109)	$	(1,137,320)

Permanent differences		52,273		21,754
Research tax credits		(19,491)		(15,882)
Amortization of deferred start up costs		---		---
Valuation allowance		648,327		1,131,448
Income tax expense	$	---	$	---

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

Federal income tax returns for fiscal years 2011 through 2014 remain open and subject to examination by the Internal Revenue Service.  We file and remit state income taxes in various states where we have determined it is required to file state income taxes.  Our filings with those states remain open for audit for the fiscal years 2011 through 2014.

We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2014 and 2013.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which was inclusive of monthly operating expenses.  On March 17, 2015, we executed a Second Amendment to Lease Agreement (the “Second Amendment”) that renewed and extended our lease until March 31, 2018.  The Second Amendment requires a minimum monthly lease obligation of $9,436, which is inclusive of monthly operating expenses.

On December 10, 2010 we entered into a lease agreement for certain office equipment that commenced on February 1, 2011 and continued until February 1, 2015 and required a minimum lease obligation of $744 per month.  On January 16, 2015 we entered into a new lease agreement for certain office equipment.  The new lease, which commenced on February 1, 2015 and continues until February 1, 2018, requires a minimum lease obligation of $551 per month.

The future minimum lease payments under the 2013 office lease and the 2015 equipment lease are as follows as of December 31, 2014:

Calendar Years	Future Lease Expense
2015	$120,033
2016	119,840
2017	119,840
2018	28,858
2019	---
Total	$388,571

Rent expense for our operating leases amounted to $123,716 and $116,488 for the years ended December 31, 2014 and 2013, respectively.

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

Mr. Kerschbaumer and Mr. Kuehne currently serves as a director of ORADISC GmbH and in such capacity, Mr. Kerschbaumer and Mr. Kuehne may each be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the ORADISC GmbH.

Currently, we are party to License and Supply Agreements with Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG for the marketing and distribution of Altrazeal in various international territories.  We are also party to a License and Supply Agreement with ORADISC GmbH for the marketing of all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, amlexanox (OraDisc™ A) in certain territories, anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.

For the years ended December 31, 2014 and 2013, the Company recorded revenues, in approximate numbers, of $802,000 and $281,000, respectively, with the various Altrazeal Distributors, which represented approximately 93% and 76% of our total revenues.

As of December 31, 2014 and 2013, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $798,000 and $174,000, respectively, which represented approximately 99% and 94% of our net outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of December 31, 2014, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2)	$(119,986)	$(91,000)	$220,673	$140,313	$150,000
Terrance K. Wallberg	(25,000)	(35,769)	$24,230	$36,539	---
Key executives	(28,239)	(20,000)	$27,253	$20,986	---
Total	$(173,225)	$(146,769)	$272,156	$197,838	$150,000

(1)
During 2014, Mr. Gray temporarily deferred compensation of $150,000 which consisted of $62,500 earned as salary compensation for his duties as President of the Company and $87,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation, of which $100,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

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

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.  As of December 31, 2013, the Company’s obligation for temporarily deferred compensation was $323,225 of which $207,500 was included in accounts payable and $115,725 was included in accrued liabilities, respectively

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2014, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 20.	LEGAL PROCEEDINGS

On or about August 22, 2014, Inter-Mountain filed a Complaint against ULURU in a matter now pending in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  ULURU declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.   Inter-Mountain alleges that ULURU’s refusal to honor the exercise constitutes a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and seeks actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers and counterclaims have been filed.  A preliminary settlement has been reached and is in the process of being documented.  All proceedings have been placed on hold pending documentation of the settlement.

On or about November 6, 2012, Discus Dental, LLC (“Discus”) and Philips Oral Healthcare Inc. (“Philips”) filed a Complaint against ULURU in the United States District Court, Central District of California (the “Action”).  Discus, a subsidiary of Philips’ parent company, was party to a license agreement under which ULURU’s predecessor granted it a defined license.  The license contractually required that Discus use commercially reasonable efforts to, market and sell Aphthasol® paste, a prescription pharmaceutical.  Prior to the filing of the Action, ULURU sent a demand letter contending that Discus did not fulfill its obligations under the license agreement, including the obligation to retain an adequate selling organization and otherwise use commercially reasonable efforts to market and sell Aphthasol® paste.  In response to ULURU’s demand letter, the Plaintiffs instituted the Action seeking a declaratory judgment that Discus did not breach the license agreement.  On November 20, 2012, the Plaintiffs filed Amended Complaint adding a claim requesting that ULURU be ordered to return certain royalty payments that Discus paid to ULURU after the expiration of the license period.  On October 7, 2014, Discus filed a Second Amended Complaint, withdrawing Philips as a plaintiff and adding claims that ULURU breached the license by allegedly making a profit from the manufacture of Aphthasol® paste.  ULURU denied liability with regard to Discus’s claims and asserted counterclaims for breach of contract against Discus, seeking compensatory damages and attorneys’ fees.  On November 18, 2014, ULURU and Discus agreed to settle, resolve, and dismiss the claims asserted in the Action, with the terms and conditions of the settlement subject to an agreement of confidentiality.  The settlement included a release by each party in favor of the other and a settlement payment in favor of ULURU.

NOTE 21.	SUBSEQUENT EVENTS

None.