Form 10-K/A
period 2014-12-31
ULURU Inc.
filed 2015-04-30
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2015, there were 24,458,018 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission (the “SEC”) to amend the Annual Report on Form 10-K for the year ended December 31, 2014 (“Original 10-K”) of ULURU Inc. (the “Company”, “we” and/or “us”) for the following purposes:

●
to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original 10-K;

●	to provide the certifications required by Item 15 of Part IV of Form 10-K in connection with this Amended Report, to the extent required in connection with this Amended Report; and

●	to update the Table of Contents to reflect the above changes.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

This Amended Report restates only those portions of the Original 10-K affected by the above changes. This Amended Report includes a currently-dated certification from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (as reflected in Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as amended), with such modifications as are permitted by  SEC staff guidance.

ULURU Inc.
FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2014

Item		Page
Part III

10.	Directors, Executive Officers and Corporate Governance	3
11.	Executive Compensation	6
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
13.	Certain Relationships and Related Transactions and Director Independence	15
14.	Principal Accountant Fees and Services	19

Part IV

15.	Exhibits and Financial Statement Schedules	20
	Signatures	21
	Index to Exhibits	22

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors and executive officers of the Company along with their respective ages and positions and is as follows:

Name	Age	Position
Kerry P. Gray (1)	62	Chairman, Director,President, Chief Executive Officer
Jeffrey B. Davis (2)(3)(4)	51	Director
Helmut Kerschbaumer (3)(4)	53	Director
Klaus Kuehne	48	Director
Terrance K. Wallberg	60	Vice President, Chief Financial Officer, Secretary, Treasurer

(1)
On September 9, 2009, Mr. Gray was appointed to serve as the Company’s Chairman of the Board of Directors.  On February 15, 2010, Mr. Gray was appointed to also serve as Chairman of the Executive Committee of the Board of Directors.  On June 4, 2010, Mr. Gray was appointed to also serve as the Company’s President and Chief Executive Officer.

(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.
(4)	Member of Nominating and Governance Committee.

Certain Biographical Information

The following summarizes the occupation and business experience of our directors and executive officers:

Mr. Kerry P. Gray

Mr. Gray has served as one of our directors since March 2006 and has served as the Company’s President, Chief Executive Officer and/or Chair of the Company’s Executive Committee since February 2010.  Previously, Mr. Gray was the President and CEO of Access Pharmaceuticals, Inc. and a director of Access Pharmaceuticals, Inc. from June 1993 until May 2005.  Mr. Gray served as Chief Financial Officer of PharmaScience, Inc., a company he co-founded to acquire technologies in the drug delivery area from January 1992 to June 1993.  From May 1990 to August 1991, Mr. Gray was Senior Vice President, Americas, Australia and New Zealand for Rhone-Poulenc Rorer, Inc. Prior to the Rhone-Poulenc Rorer merger, he had been Area Vice President Americas of Rorer International Pharmaceuticals. From 1986 to May 1988, he was Vice President, Finance of Rorer International Pharmaceuticals, having served in the same capacity at Revlon Health Care Group of companies before the acquisition by Rorer Group. Between 1975 and 1985, he held various senior financial positions with the Revlon Health Care Group.

Mr. Jeffrey B. Davis

Mr. Davis has served as one of our directors since March 2006.  Since December 2007, Mr. Davis has been President and Chief Executive Officer of Access Pharmaceuticals, Inc.  Since April 1997, Mr. Davis has been President of SCO Financial Group LLC and financial principal of SCO Securities LLC, an NASD-registered broker dealer.  Prior to co-founding SCO, Mr. Davis served as Senior Vice President and Chief Financial Officer of HemaSure, Inc., a publicly traded development stage healthcare technology company.  Prior to that, Mr. Davis was Vice President, Corporate Finance, at Deutsche Bank AG and Deutsche Morgan Grenfell, both in the U.S. and Europe.Mr. Davis served previously as a Director of Bioenvision, Inc. and currently serves as a Director of PlasmaTech Biopharmaceuticals, Inc., a company quoted on the OTC market.  Mr. Davis holds a B.S. in Biomedical Engineering from the College of Engineering, Boston University and an M.B.A. from the Wharton School of Business, University of Pennsylvania.

Mr. Helmut Kerschbaumer

Mr. Kerschbaumer has served as one of our directors since January 2013 as a result of his appointment to serve on our Board as a designee of IPMD GmbH.  Currently, Mr. Kerschbaumer is a director of Altrazeal AG, Altrazeal Trading GmbH, and managing director of Melmed Holding AG, each being an international pharmaceutical licensing and distribution company.  Prior to co-founding IPMD GmbH in 2012, Mr. Kerschbaumer co-founded Melmed Holding AG in 1998 to acquire pharmaceutical product rights.  Mr. Kerschbaumer served as Chief Financial Officer of Meldex International PLC, a company listed on the Alternative Investment Market, from 2008 until 2009.  Prior to that, Mr. Kerschbaumer served in various capacities with Melbrosin International GmbH from 1993 until 2008.  Mr. Kerschbaumer served as Chief Executive Officer of Moden Muller GmbH & Co. from 1989 until 1993.  From 1982 to 1985, Mr. Kerschbaumer trained in the Management Program with German C&A.

Mr. Klaus Kuehne

Mr. Kuehne has served as one of our directors since January 2013 as a result of his appointment to serve on our Board as a designee of IPMD GmbH.  Mr. Kuehne currently serves as a director of Altrazeal AG.  Prior to co-founding IPMD GmbH in 2012, Mr. Kuehne co-founded Melmed Holding AG in 1998 to acquire pharmaceutical product rights.  Mr. Kuehne served as Chief Operating Officer of Meldex International PLC, a company listed on the Alternative Investment Market, from 2008 until 2009.  Prior to that, Mr. Kuehne served in various capacities with Melbrosin International GmbH from 1998 until 2008.  Mr. Kuehne served as Senior Consultant at TSM Business Consultant and Junior Consultant at HKM Business Consultant between 1992 and 1998.  Mr. Kuehne is a graduate of the University of Hamburg Law School. .

Mr. Terrance K. Wallberg

Mr. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining the Company, Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management from 2004 to 2005 and previous to that was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company, from 2000 to 2004.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society and the Texas Society of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

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

Board Committees

The Board has an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and an Executive Committee.

As of March 31, 2015, each committee of the Board is comprised as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee	Executive Committee
Jeffrey B. Davis	Chair	Chair	X
Kerry P. Gray				Chair
Helmut Kerschbaumer		X	Chair
Klaus Kuehne

The sole member of the Audit Committee has been determined by the Board to be independent under applicable SEC and NASDAQ rules and regulations.  The sole member of the Executive Committee, Mr. Gray, has been determined not to be independent under NASDAQ rules because he is an officer of the Company.  The members of the Compensation Committee are independent other than Mr. Kerschbaumer, and the members of the Nominating and Governance Committee are independent, other than Mr. Kerschbaumer.  Mr. Kerschbaumer is not independent under NASDAQ rules because he is an officer-equivalent and/or controlling equity holder of one or more companies which has transacted business with the Company during the year ended December 31, 2014 with a value of more than $200,000.

The Audit Committee has the responsibility to engage the independent auditors, review and approve the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls.  The Board has determined that Jeffrey B. Davis meets the definition of an "Audit Committee Financial Expert", as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, is independent under Rule 10A-3(b)(1)(ii) promulgated under the Exchange Act.  The charter of the Audit Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  Our Audit Committee charter includes a requirement that the Audit Committee will be comprised of three independent directors.  Currently, the Audit Committee is comprised of only one member, Jeffrey B. Davis.  During the 2014 fiscal year, the Audit Committee held a total of four meetings, either in person or by conference call.

The Compensation Committee has responsibility for approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options under the Company's 2006 Equity Incentive Plan (as amended to date, the “Equity Incentive Plan”) and other benefits and general review of the Company's employee compensation policies.  The charter of the Compensation Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  During the 2014 fiscal year, the Compensation Committee held one meeting.

The Nominating and Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing the Company's corporate governance guidelines.  The charter of the Nominating and Governance Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  During the 2014 fiscal year, the Nominating and Governance Committee did not hold a formal meeting but its members acted by unanimous written consent on one occasion.

The Executive Committee is responsible for, among other things, working with management with respect to strategic and operational matters.  During the 2014 fiscal year, the Executive Committee did not formally meet but it did meet informally on several occasions.

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

Based solely on a review of reports furnished to us during the 2014 fiscal year or written representatives from our directors and executive officers, none of our directors, executive officers and 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2014 fiscal year except for one Form 3 by each of Michael I. Sacks and The Punch Trust, that were filed on February 7, 2014, three days late.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2014 and December 31, 2013, the total compensation earned by or paid to our Chief Executive Officer and Chief Financial Officer, who are our named executive officers, and, due to the absence of additional executive officers, our most highly compensated key employee as of December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)

Kerry P. Gray (1)	2014	335,000	---	---	38,036	---	25,000	398,036
President & Chief Executive Officer	2013	210,000	---	---	15,758	---	150,000	375,758

Terrance K. Wallberg (2)	2014	200,000	---	---	10,108	---	10,328	220,436
Vice President & Chief Financial Officer	2013	200,000	---	---	5,673	---	10,759	216,432

Daniel G. Moro (3)	2014	175,000	---	---	8,430	---	9,482	192,912
Vice President – Polymer Drug Delivery	2013	175,000	---	---	5,201	---	8,758	188,959

(1)
During 2014, Mr. Gray earned cash compensation of $360,000 which was comprised of $25,000 pursuant to a Separation Agreement, $125,000 for his duties as President and Chief Executive Officer, and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2014, Mr. Gray temporarily deferred $150,000 of compensation which consisted of $62,500 earned as salary compensation for his duties as President and Chief Executive Officer and $87,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation from prior years, of which $100,000 was used by Mr. Gray for funding required for certain equity purchases of Common Stock.  During 2013, Mr. Gray earned cash compensation of $360,000 which was comprised of $150,000 pursuant to a Separation Agreement and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2013, Mr. Gray temporarily deferred $221,500 of compensation which consisted of $11,500 earned pursuant to a Separation Agreement and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2013, Mr. Gray was also repaid $312,500 of temporarily deferred compensation from prior years, of which $300,000 was used by Mr. Gray for funding required for certain equity purchases of Common Stock.

(2)
During 2014, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  During 2014, Mr. Wallberg was also repaid $25,000 of temporarily deferred compensation from prior years, of which $10,000 was used by Mr. Wallberg for funding required for certain equity purchases of Common Stock.  During 2013, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  During 2013, Mr. Wallberg was also repaid $35,769 of temporarily deferred compensation from prior years, of which $30,000 was used by Mr. Wallberg for funding required for certain equity purchases of Common Stock.

(3)
During 2014, Mr. Moro earned salary compensation of $175,000 for his duties as Vice President–Polymer Drug Delivery.  During 2014, Mr. Moro was also repaid $17,188 of temporarily deferred compensation from prior years.  During 2013, Mr. Moro earned salary compensation of $175,000 for his duties as Vice President–Polymer Drug Delivery.  During 2013, Mr. Moro was also repaid $20,000 of temporarily deferred compensation from prior years, of which $20,000 was used by Mr. Moro for funding required for certain equity purchases of Common Stock.

(4)
The amounts shown do not reflect compensation actually received by our named executive officers and key employee or the actual value that may be recognized by our named executive officers and key employee with respect to these awards in the future.  Instead, the amounts in this column represent the Black-Scholes fair value of options that we recorded as expense in 2014 and thus include amounts from awards prior to 2014.  During 2014, we granted stock option awards to Messrs. Gray, Wallberg, and Moro to purchase 250,000, 40,000, and 25,000 shares of Common Stock, respectively.  The fair value on the date of grant for the stock option awards to Messrs. Gray, Wallberg, and Moro was $202,344, $32,375, and $20,234, respectively.  For a description of the assumptions used to determine the fair value of options recorded as expense in 2014 and the grant date fair value of options granted in 2014, see Note 15 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2014, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.  For a description of the assumptions used to determine the fair value of options recorded as expense in 2013 and the grant date fair value of options granted in 2013, see Note 16 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2013, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.

(5)	All Other Compensation includes the following:

Name	Fiscal Year	401(k) Matching Contributions	Life and Disability Insurance	Separation Agreement	Other	Total
Kerry P. Gray	2014	---	---	$25,000	---	$25,000
Terrance K. Wallberg	2014	$9,000	$968	---	$360	$10,328
Daniel G. Moro	2014	$7,688	$1,561	---	$233	$9,482

Kerry P. Gray	2013	---	---	$150,000	---	$150,000
Terrance K. Wallberg	2013	$9,431	$968	---	$360	$10,759
Daniel G. Moro	2013	$7,000	$1,561	---	$197	$8,758

Grants of Plan Based Awards During Fiscal Year 2014

The following table sets forth information regarding grants of stock options and grants of restricted stock awards under the Company’s Equity Incentive Plan and under the Company’s Incentive Bonus Plan during 2014 to named executive officers and key employee at the discretion of the Compensation Committee.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock on Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Kerry P. Gray (4)	n/a	n/a	n/a	n/a	---	---	---	---
	09/25/14	---	---	---	---	250,000	$1.15	$202,344

Terrance K. Wallberg	n/a	$-0-	$60,000	$120,000	---	---	---	---
	09/25/14	---	---	---	---	40,000	$1.15	$32,375

Daniel G. Moro	n/a	$-0-	$52,500	$105,000	---	---	---	---
	09/25/14	---	---	---	---	25,000	$1.15	$20,234

(1)
The amounts shown reflect the range of possible bonuses payable in accordance with the Bonus Incentive Plan previously established by our Compensation Committee for our named executive officers and key employee.  The amounts shown in the “threshold” column reflect the lowest amount payable under the plan in the event our Compensation Committee determined that no corporate or individual goals were met by the individual with respect to the year ended December 31, 2014.  The amounts shown in each of the “target” and “maximum” columns reflect the amount payable under the plan with respect to each of the named executive officers and key employee for services rendered during the year ended December 31, 2014.  For 2014, the “target” bonus percentage for Mr. Wallberg and Mr. Moro was 30% of base salary.  The “maximum” bonus awards are capped at 200% of the “target” award opportunity.

(2)
Stock option awards granted in 2014 will become exercisable over a three year period with the vesting being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of each employee’s contribution to the progress of the Company’s business plan. The stock option award for Mr. Gray expires five years from the date of grant and the stock option awards for Mr. Wallberg and Mr. Moro expire ten years from the date of grant.

(3)
Reflects the grant date fair value of each equity award in accordance with ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 15 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2014.

(4)	During 2014, Mr. Gray did not participate in the Company’s Incentive Bonus Plan.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding grants of stock options and grants of unvested restricted stock awards held by the named executive officers and key employee at December 31, 2014.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price per Share ($)	Option Expiration Date
Kerry P. Gray	03/20/13	175,000	75,000	$0.33	03/20/2018
	09/25/14	---	250,000	$1.15	09/25/2019

Terrance K. Wallberg	12/06/06	13,334	---	$14.25	12/06/2016
	02/12/08	5,334	---	$34.65	02/12/2018
	03/20/13	52,500	37,500	$0.33	03/20/2023
	09/25/14	---	40,000	$1.15	09/25/2024

Daniel G. Moro	12/06/06	13,334	---	$14.25	12/06/2016
	02/12/08	5,334	---	$34.65	02/12/2018
	03/20/13	45,000	37,500	$0.33	03/20/2023
	09/25/14	---	25,000	$1.15	09/25/2024

(1)
The unvested portion of stock option awards granted in 2014 and 2013 will become exercisable over a three year period with the vesting being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of each employee’s contribution to the progress of the Company’s business plan.  The stock option award for Mr. Gray expires five years from the date of grant and the stock option awards for Mr. Wallberg and Mr. Moro expire ten years from the date of grant.  All other options are fully vested.

Option Exercises and Stock Vested in 2014

During 2014, there were no option exercises and no vesting of restricted stock awards for each of our named executive officers and key employee.

Employment, Severance and Change in Control Agreements

Chief Executive Officer

Kerry P. Gray

On March 9, 2009, Mr. Gray resigned as the Company’s President and Chief Executive Officer and entered into a Separation Agreement with the Company.  After such resignation, Mr. Gray continued to serve as a Director for the Company.  On September 9, 2009, Mr. Gray was appointed to serve as the Company’s Chairman of the Board of Directors.  On February 15, 2010, Mr. Gray was appointed to also serve as Chairman of the Executive Committee of the Board of Directors.  On June 4, 2010, Mr. Gray was appointed to also serve as the Company’s President and Chief Executive Officer.

Effective March 2015, Mr. Gray is eligible to receive the following:

▪	annual compensation of $150,000 as President and Chief Executive Officer;
▪	annual compensation of $210,000 as Chairman of the Executive Committee of the Board; and
▪	stock options and restricted stock at the discretion of our Board.

During 2014, Mr. Gray earned cash compensation of $360,000 which was comprised of $25,000 pursuant to a Separation Agreement (which expired on February 2014), $125,000 for his duties as President and Chief Executive Officer, and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2014, Mr. Gray temporarily deferred $150,000 of compensation which consisted of $62,500 earned as salary compensation for his duties as President and Chief Executive Officer and $87,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation from prior years, of which $100,000 was used by Mr. Gray for funding required for certain equity purchases of Common Stock.  During 2014, Mr. Gray did not participate in the Company’s Incentive Bonus Plan.

In September 2014, the Company granted a stock option award to Mr. Gray to purchase 250,000 shares of Common Stock with an exercise price of $1.15 per share and an expiration date of September 25, 2019.  The stock option grant issued to Mr. Gray will become exercisable over a three year period with the vesting of such shares of Common Stock being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of Mr. Gray’s contribution to the progress of the Company’s business plan.

Mr. Gray is not party to an executive employment agreement but is party to our standard employee agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  The Company has no contractual obligation to Mr. Gray related to employment, severance, or change in control.

Named Executive Officer and Key Employee

Terrance K. Wallberg

Mr. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  The Compensation Committee has determined to maintain the current existing annual base salary for Mr. Wallberg at $200,000 during 2015.

During 2014, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  During 2014, Mr. Wallberg was also repaid $25,000 of temporarily deferred compensation from prior years, of which $10,000 was used by Mr. Wallberg for funding required for certain equity purchases of Common Stock.

Mr. Wallberg is eligible to participate in all of our employee benefits programs available to executives.  Mr. Wallberg is also eligible to receive:

▪
a bonus payable in cash and Common Stock, with a target bonus of 30% of his base salary and a maximum bonus of 60% of his base salary, related to the attainment of reasonable performance goals specified by our Board (provided that since the Board has not specified performance goals, such bonus will be granted, or not granted, on a discretionary basis); and

▪	stock options and restricted stock at the discretion of our Board.

In September 2014, the Company granted a stock option award to Mr. Wallberg to purchase 40,000 shares of Common Stock with an exercise price of $1.15 per share and an expiration date of September 25, 2024.  The stock option grant issued to Mr. Wallberg will become exercisable over a three year period with the vesting of such shares of Common Stock being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of Mr. Wallberg’s contribution to the progress of the Company’s business plan.

Mr. Wallberg is not party to an executive employment agreement but is party to our standard employee agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  The Company has no contractual obligation to Mr. Wallberg related to employment, severance, or change in control.

Daniel G. Moro

Mr. Moro has served as our Vice President-Polymer Drug Delivery since March 2006.  The Compensation Committee has determined to maintain the current existing annual base salary for Mr. Moro at $175,000 during 2015.

During 2014, Mr. Moro earned salary compensation of $175,000 for his duties as Vice President–Polymer Drug Delivery.  During 2014, Mr. Moro was also repaid $17,188 of temporarily deferred compensation from prior years.

Mr. Moro is eligible to participate in all of our employee benefits programs available to executives.  Mr. Moro is also eligible to receive:

▪
a bonus payable in cash and Common Stock, with a target bonus of 30% of his base salary and a maximum bonus of 60% of his base salary, related to the attainment of reasonable performance goals specified by our Board (provided that since the Board has not specified performance goals, such bonus will be granted, or not granted, on a discretionary basis);

▪	stock options and restricted stock at the discretion of our Board.

In September 2014, the Company granted a stock option award to Mr. Moro to purchase 25,000 shares of Common Stock with an exercise price of $1.15 per share and an expiration date of September 25, 2024.  The stock option grant issued to Mr. Moro will become exercisable over a three year period with the vesting of such shares of Common Stock being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of Mr. Moro’s contribution to the progress of the Company’s business plan.

Mr. Moro is not party to an executive employment agreement but is party to our standard employee agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  The Company has no contractual obligation to Mr. Moro related to employment, severance, or change in control.

Potential Payments upon Termination

The following table describes the potential payments upon termination of employment of our named executive officers and key employee by the Company as of December 31, 2014.

Name	Severance Payment Upon Termination (1)	Deferred Compensation (2)		Vested Paid Time Off Benefits (3)		Total
Kerry P. Gray	$12,500		$150,000	$	---	$162,500
Terrance K. Wallberg	$16,667	$	---		$20,000	$36,667
Daniel G. Moro	$14,583	$	---		$(1,683)	$12,900

(1)	Represents one month salary based on base salary as of December 31, 2014.
(2)
During the years of 2014, 2013, 2012, and 2011, Messrs. Gray, Wallberg, and Moro temporarily deferred certain portions of their compensation.  As of December 31, 2014, Messrs. Gray, Wallberg, and Moro are owed $150,000, nil, and nil, respectively.

(3)	The Company maintains a paid-time-off benefit plan in lieu of vacation/holiday/sick benefits. The Table includes vested and unpaid/(advanced) benefits as of December 31, 2014.

Equity Incentive Plan Information

Overview of Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved the Uluru 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, June 14, 2012, June 13, 2013, and on June 5, 2014, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of Common Stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, 400,000 shares, 600,000 shares, and 1,000,000 shares, respectively, to a total of 2,800,000 shares.

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

Purpose

The purpose of Equity Incentive Plan is to provide additional incentive to employees, officers,  directors and consultants of the Company.  It is intended that awards granted under Equity Incentive Plan strengthen the desire of such persons to remain in the employ or act as directors of the Company and stimulate their efforts on behalf of the Company.  The purpose of the proposed amendment is to provide the Company with additional capacity to grant awards to existing personnel and to attract qualified new employees, directors, advisers and consultants through award grants.

Shares Subject to Equity Incentive Plan

The shares issued or to be issued under Equity Incentive Plan are shares of Common Stock.  As of the date hereof, no more than 2,800,000 shares could be issued under Equity Incentive Plan.  The limit is subject to future adjustment for stock dividends, stock splits or other changes in the Company’s capitalization.

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

Equity Compensation Plan Information

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

DIRECTOR COMPENSATION

Each director who is not also our employee is entitled to receive stock option awards to purchase a number of shares of our Common Stock, as determined by the Board.  In addition, we reimburse each director, whether an employee or not, the expenses of attending Board and committee meetings.

On September 25, 2014, the Board approved stock option grants to Messrs. Gray, Davis, Kerschbaumer, and Kuehne to purchase shares of Common Stock of 250,000, 100,000, 75,000, and 75,000, respectively, with an exercise price of $1.15 per share and an expiration date of September 25, 2019 for the stock option grant to Mr. Gray and September 25, 2024 for the stock options granted to Messrs. Davis, Kerschbaumer, and Kuehne, respectively.  The stock option grant issued to Mr. Gray will become exercisable over a three year period with the vesting of such shares of Common Stock being determined every nine months upon a review and evaluation by the Company’s Compensation Committee of Mr. Gray’s contribution to the progress of the Company’s business plan.  The stock option grant issued to Mr. Davis will become exercisable over a two year period with 25,000 shares of Common Stock vesting on March 25, 2015, September 25, 2015, March 25, 2016, and September 25, 2016, respectively.  The stock option grants issued to Messrs. Kerschbaumer and Kuehne will become exercisable over a two year period with 18,750 shares of Common Stock vesting on March 25, 2015, September 25, 2015, March 25, 2016, and September 25, 2016, respectively.

Compensation

Other than Kerry P. Gray, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2014:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Jeffrey B. Davis	---	---	$23,736	---	---	$23,736

Helmut Kerschbaumer	---	---	$20,133	---	---	$20,133

Klaus Kuehne	---	---	$20,133	---	---	$20,133

(1)
On September 25, 2014 stock option grants were issued to Messrs. Davis, Kerschbaumer, and Kuehne to purchase shares of Common Stock of 100,000, 75,000, and 75,000, respectively, with an exercise price of $1.15 per share and an expiration date of September 25, 2024.  The stock option grants issued to Mr. Davis will become exercisable over a two year period with 25,000 shares of Common Stock vesting on March 25, 2015, September 25, 2015, March 25, 2016, and September 25, 2016, respectively.  The stock option grants issued to Messrs. Kerschbaumer and Kuehne will become exercisable over a two year period with 18,750 shares of Common Stock vesting on March 25, 2015, September 25, 2015, March 25, 2016, and September 25, 2016, respectively.

(2)
The amounts shown do not reflect compensation actually received by our directors or the actual value that may be recognized by the directors with respect to these awards in the future.  Instead, the amounts in this column represent the Black-Scholes fair value of options that we recorded as expense in 2014 and thus include amounts from awards prior to 2014.  The fair value on the date of grant for the stock option awards to Messrs. Davis, Kerschbaumer, and Kuehne was $80,938, $60,703, and $60,703, respectively.  For a description of the assumptions used to determine the fair value of options recorded as expense in 2014 and the grant date fair value of options granted in 2014, see Note 15 to our Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2014, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.

Option Exercises in 2014

There were no exercises of stock options by our directors during the 2014 fiscal year.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding all outstanding stock option awards for each of our directors as of December 31, 2014, other than Kerry P. Gray, whose compensation is disclosed above.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey B. Davis	10,000	---	$24.75	12/13/2016
	1,667	---	$74.24	05/08/2017
	3,334	---	$20.70	05/15/2018
	1,667	---	$13.80	06/19/2018
	33,334	---	$2.55	04/26/2020
	75,000	---	$0.33	03/20/2023
	---	100,000	$1.15	09/25/2024

Helmut Kerschbaumer	75,000	25,000	$0.33	03/20/2023
	---	75,000	$1.15	09/25/2024

Klaus Kuehne	75,000	25,000	$0.33	03/20/2023
	---	75,000	$1.15	09/25/2024

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently composed of two directors; Jeffrey B. Davis and Helmut Kerschbaumer.  The Compensation Committee makes recommendations to the Board regarding executive compensation matters, including decisions relating to salary and annual incentive payments and grants of stock options.  During the 2014 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee, or other committees serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 2015, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of Common Stock; (2) each of our directors; (3) each named executive officer; and (4) all directors and executive officers of the Company as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted. Unless otherwise indicated, the address of each stockholder listed in the table is c/o ULURU Inc., 4452 Beltway Drive, Addison, Texas 75001.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of Common Stock subject to options or warrants exercisable within 60 days of March 31, 2015 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 24,458,018 shares of Common Stock outstanding as of March 31, 2015.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

5% or Greater Stockholders:
IPMD / Sacks / TPT / Centric (1)(2)(3)	8,000,000	32.7%
Kerry P. Gray, Chairman, Director, Chief Executive Officer, President (4)(5)	2,769,641	10.8%
Steven Paul Smith (6)	1,271,818	5.2%

Directors and Named Executive Officers:
Kerry P. Gray, Chairman, Director, Chief Executive Officer, President (4)(5)	2,769,641	10.8%
Jeffrey B. Davis, Director (7)	150,004	*
Helmut Kerschbaumer (8)	118,750	*
Klaus Kuehne (9)	118,750	*
Terrance K. Wallberg, Chief Financial Officer, Vice President (10)	332,925	1.4%

Directors and Executive Officers as a Group (5 persons) (11)	3,490,070	13.3%

* Less than 1% of the total outstanding Common Stock.

(1)
The address for IPMD GmbH ("IPMD") is Schreyvogelgasse 3/5, 1010 Wien, Vienna, Austria.  The address for Mr. Michael I. Sacks (“Sacks”) is 11th Floor, Sandton City Office Towers, Sandhurst, Ext 3, Sandton, 2196, South Africa.  The address for The Punch Trust (“TPT”) is c/o Clermont Corporate Services Limited, Nerine Chambers, P.O. Box 905, Road Town, Tortola, British Virgin Islands.

(2)
On January 31, 2014, Mr. Sacks entered into an Assignment Agreement (the “Assignment Agreement”) with IPMD and TPT (collectively, the “Investors”) pursuant to which IPMD assigned to Mr. Sacks and TPT its rights and interests to purchase up to 3,000,000 shares of Common Stock in ULURU as detailed in a certain warrant, dated December 21, 2012, as amended (the “Warrant”). The Warrant provided for the issuance of 750,000 shares of Common Stock on each of January 31, 2014, February 28, 2014, March 31, 2014 and April 30, 2014 in exchange for the payment of $450,000 on each such date. Concurrent with the assignment under the Assignment Agreement, the Investors entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) pursuant to which the Investors agreed to vote their shares collectively at any meeting of, or with respect to any written consent of, stockholders and agreed to a procedure to determine how to vote with respect to proposals at a meeting of stockholders or pursuant to written consents of stockholders.  The procedure will not apply with respect to IPMD’s rights related to the appointment of at least two directors to the board of ULURU, which will remain at IPMD’s discretion. The Investors have also granted rights of first refusal and co-sale rights to each other with respect to their interests in ULURU.  IPMD has also provided Mr. Sacks and TPT with the right to purchase IPMD’s interest in ULURU in the event of an IPMD change of control.  As a result of the Stockholders’ Agreement, Sacks, TPT and IPMD have formed a “group” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  and may be deemed to beneficially own an aggregate of 8,000,000 shares of Common Stock, representing approximately 32.7% of the issued and outstanding shares of Common Stock.  Subject to the Stockholders Agreement, a board of directors has voting power with respect to Common Stock held by IPMD, Sacks has voting power with respect to Common Stock held by Sacks and the trustee of TPT, Clermont Corporate Services Limited, has voting power with respect to Common Stock held by TPT.  Sacks has sole dispositive power only with respect to shares of Common Stock he holds directly (presently assumed to be 2,000,000), TPT has sole dispositive power only with respect to shares of Common Stock it holds directly (presently assumed to be 1,000,000) and IPMD has sole dispositive power only with respect to 5,000,000 shares of Common Stock it holds directly.  None of these parties shares any dispositive power with respect to Common Stock.  This information is based upon a Schedule 13D filed by TPT on February 4, 2014, as amended by Amendment No. 1 on Schedule 13D/A filed with the SEC on April 2, 2015.

(3)
The address for Centric Capital Ventures LLC (“Centric”) and Mr. Bradley J. Sacks is 590 Madison Avenue, Floor 18, New York, NY 10022.  Bradley J. Sacks has agreed to serve as a nominee for director, and Bradley Sacks, Michael Sacks, and TPT have indicated their intentions to vote in favor of TPT’s nominees for director.  By virtue of this agreement, Bradley Sacks, Centric, TPT and Michael Sacks may be deemed to have formed a “group” within the meaning of Section 13(d)(3) of the Exchange Act, as described in Amendment No. 1 on Schedule 13D/A filed by Michael Sacks and TPT with the SEC on April 2, 2015.

(4)
Includes 50,000 shares held by Kerry P. Gray, Trustee for benefit of Michael J. Gray and 50,000 shares held by Kerry P. Gray, Trustee for benefit of Lindsay K. Gray. Mr. Gray disclaims beneficial ownership of such shares.

(5)
Includes 669,722 shares of Common Stock issuable on exercise of warrants, and 500,000 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.

(6)
The address for Mr. Steven Paul Smith is 176 Rangeley Road, Chestnut Hill, MA 02467.  The information about the beneficial ownership of our Common Stock by Mr. Smith is based upon a Schedule 13G filed with the SEC on January 29, 2015.

(7)	Includes 150,004 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.
(8)	Includes 118,750 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.
(9)	Includes 118,750 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.
(10)
Includes 60,000 shares of Common Stock issuable on exercise of warrants and 148,668 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.

(11)
Includes 729,722 shares of Common Stock issuable on exercise of warrants, and 1,036,172 shares of Common Stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies for Approval of Related Party Transactions

The Audit Committee has the authority and responsibility to review and approve any proposed transactions between the Company (including its subsidiaries) and any person that is an officer, key employee, director or affiliate of the Company or any subsidiary), other than transactions related to the employment and compensation of such persons, which are reviewed and approved by the Compensation Committee.

Certain Relationships and Related Transactions

Employment and Separation Agreements

As of December 31, 2014, we are not party to employment agreements with our President and Chief Executive Officer, Kerry P. Gray, our Vice President and Chief Financial Officer, Terrance K. Wallberg, and Daniel G. Moro, our Vice President – Polymer Drug Delivery.  Each of Messrs. Gray, Wallberg, and Moro continue to be employed by the Company on an “at-will” basis with the same base salary and each are eligible to participate in Company provided benefit programs, bonus programs, and equity incentive plans to include stock options and stock grants.  They continue to be party to agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

As of February 28, 2014, we are no longer party to a separation agreement with Mr. Gray, our President and Chief Executive Officer.

Indemnification Agreements

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

Common Stock Transactions with Related Persons

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

Convertible Debt Transactions with Related Person

Convertible Note – July 2011

On July 28, 2011, we completed a convertible debt financing for $125,000 with Mr. Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer (the “July 2011 Note”).  The July 2011 Note beared interest at the rate of 10.0% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest was due on July 28, 2014.  The outstanding principal balance of the July 2011 Note may be converted into shares of Common Stock at a conversion price of $1.08 per share or 115,741 shares of Common Stock.  The July 2011 Note was collateralized by the grant of a security interest in the inventory, accounts receivables and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 34,722 shares of Common Stock.  The warrant has an exercise price of $1.08 per share and is exercisable at any time until July 28, 2016.

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

Convertible Note – June 2011

On June 13, 2011, we completed a $140,000 convertible debt financing with Mr. Gray (the “June 2011 Note”).  The June 2011 Note beared interest at the rate of 10% per annum, with annual payments of interest commencing on July 1, 2012.  The full amount of principal and any unpaid interest was due on June 13, 2014.  The outstanding principal balance of the June 2011 Note may be converted into shares of Common Stock at a conversion price of $1.20 per share or 116,667 shares of Common Stock.  The June 2011 Note was collateralized by the grant of a security interest in the inventory, accounts receivables, and capital equipment held by the Company.  The securities issuable on conversion have not been registered under the Securities Act of 1933 and may not be sold absent registration or an applicable exemption from the registration requirements.  As part of the convertible debt financing, Mr. Gray also received a warrant to purchase up to 35,000 shares of Common Stock.  The warrant has an exercise price of $1.20 per share and is exercisable at any time until June 13, 2016.

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

Each of Mr. Kerschbaumer and Mr. Kuehne are shareholders of ORADISC GmbH and may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the ORADISC GmbH.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves both the audit scope and estimated fees for professional services for each year. The Audit Committee has authorized the engagement of Lane Gorman Trubitt, PLLC, who we refer to as Lane Gorman, as our independent auditors for the year ending December 31, 2015.  Lane Gorman has been the Company’s independent registered public accounting firm since March 29, 2007.

Audit and Non-Audit Fees

The following table summarizes the fees billed by our principal independent auditors for each of our last two fiscal years.
	Years Ended December 31,
Nature of Service	2014		2013
Audit fees (1)		$50,588		$46,000
Audit related fees (2)		$20,832		$17,987
Tax fees (3)	$	---	$	---
All other fees (4)		$2,803		$1,092

(1)
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)
Consists of fees billed for the review of our quarterly financial statements, review of our Forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings and engagements.

(3)
Consists of fees and professional services for tax compliance, tax advice, and tax planning.  The Company does not use its principal accountants to provide tax services.  McGuiness and Hodavance, CPA billed $1,500 and $1,500 for tax return preparation for 2014 and 2013, respectively.

(4)
The services provided by our principal accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, internal controls, accounting issues and client conferences.  The Company does not use its principal accountants to provide internal controls consulting.  Saville, Dodgen and Company, PLLC billed $10,000 and zero for internal controls consulting for 2014 and 2013, respectively.

Pre-Approval Policy of Audit and Non-Audit Services

The Audit Committee charter requires the Audit Committee to approve all audit engagement fees and services and all permissible non-audit engagement fees and services with the independent auditor.  The Audit Committee may delegate the pre-approval of permissible non-audit services to a single member of the Audit Committee.  The Audit Committee provides a general pre-approval of certain audit and non-audit services on an annual basis.  The types of services that may be covered by a general pre-approval include other audit services, audit-related services, tax services and permissible non-audit services.  If a type of service is not covered by the Audit Committee’s general pre-approval, the Audit Committee, or one of its members, must review the service on a specific case-by-case basis and pre-approve it if such service is to be provided by the independent auditor.  Annual audit services engagement fees and services require specific pre-approval of the Audit Committee.  Any proposed services exceeding pre-approved costs also require specific pre-approval by the Audit Committee or one of its members.  For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.  All services of the independent auditor were approved by the Audit Committee, and no approval was made in reliance on the Company’s pre-approval policy.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements*

		Report of Independent Registered Public Accounting Firm	51
		Consolidated Balance Sheets as of December 31, 2014 and 2013	52
		Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	53
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013	54
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	55
		Notes to Consolidated Financial Statements	56
		*Page references are to the Original 10-K.
	2.	Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULURU Inc.

Date: April 30, 2015	By	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer
Principal Executive Officer

Date: April 30, 2015	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, ULURU Acquisition Corp., and ULURU Delaware Inc. (1)
2.2.1		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
2.2.2		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
3.1		Restated Articles of Incorporation dated November 5, 2007. (6)
3.2		Amended and Restated Bylaws dated December 5, 2008. (7)
3.3		Certificate of Designations of Series A Preferred Stock. (17)
4.1		Common Stock Purchase Warrants dated November 16, 2009 by and between ULURU Inc. and the purchasers’ party thereto. (11)
4.2		Common Stock Purchase Warrants dated January 3, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (15)
4.3		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (16)
4.4		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (17)
4.5		Common Stock Purchase Warrant #4 dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (20)
4.6		Common Stock Purchase Warrant dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (22)
4.7		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (23)
4.8		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (23)
4.9		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (28)
10.1		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.2		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (27)
10.3.3		Second Amendment to Lease Agreement dated March 17, 2015 by and ULURU Delaware Inc. and Addison Park Ltd. (30)
10.4		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.5	*	ULURU Inc. 2006 Equity Incentive Plan. (2)
10.5.1	*	First Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated May 8, 2007. (5)
10.5.2	*	Second Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated December 17, 2009. (12)
10.5.3	*	Third Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 10, 2010. (13)
10.5.4	*	Fourth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 14, 2012. (19)
10.5.5	*	Fifth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 13, 2013. (25)
10.5.6	*	Sixth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 5, 2014. (29)
10.6		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (8)
10.7	*	Indemnification Agreement dated July 10, 2009 by and between ULURU Inc. and Kerry P. Gray (9)
10.8	*	Indemnification Agreement dated July 10, 2009 by and between ULURU Inc. and Jeffrey B. Davis (9)
10.9	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (10)
10.10		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (14)
10.11.1		Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.11.2		Amendment to Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Melmed Holding AG. (27)
10.12.1		License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (18)
10.12.2		Amendment No. 1 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (24)
10.12.3		Amendment No. 2 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (27)
10.12.4		Amendment No. 3 to License and Supply Agreement dated February 2, 2014 by and between ULURU Inc. and Melmed Holding AG. (27)
10.13		Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH. (21)
10.14		Shareholders’ Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (24)
10.15		License and Supply Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (24)
10.16		Securities Purchase Agreement dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH. (22)
10.17		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (23)
10.18.1		Exclusive License and Supply Agreement dated September 30, 2013 by and between ULURU Inc. and Altrazeal AG. (26)
10.18.2		Amendment No. 1 to Exclusive License and Supply Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (27)
10.19		Registration Rights Agreement dated January 31, 2014 by and between ULURU Inc. and the investors’ party thereto. (27)
10.20		Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (27)
21.1		Subsidiaries of ULURU Inc. (30)
23.1		Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm (30).
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (30)
101
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements (30).

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(5)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 30, 2007.
(6)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(7)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(8)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(9)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(10)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(11)		Incorporated by reference to the Company’s Form 8-K filed on November 12, 2009.
(12)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on January 28, 2010.
(13)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 16, 2010.
(14)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(15)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(16)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(17)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(18)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(19)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2012.
(20)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
(21)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(22)		Incorporated by reference to the Company’s Form 8-K filed on December 27, 2012.
(23)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.
(24)		Incorporated by reference to the Company’s Form 10-K filed on March 29, 2013.
(25)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2013.
(26)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2013.
(27)		Incorporated by reference to the Company’s Form 10-K filed on March 31, 2014.
(28)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2014.
(29)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 16, 2014.
(30)		Incorporated by reference to the Company’s Form 10-K filed on April 1, 2015.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.