Form 10-Q
period 2015-03-31
ULURU Inc.
filed 2015-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2015

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

As of May 15, 2015, there were 24,819,534 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,378	$550,458
Accounts receivable, net	3,450	3,879
Accounts receivable – related party, net	978,676	798,147
Inventory	365,804	325,657
Prepaid expenses and deferred charges	78,623	137,858
Total Current Assets	1,436,931	1,815,999

Property, Equipment and Leasehold Improvements, net	373,801	432,110

Other Assets
Intangible assets, net	3,078,528	3,195,689
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	3,096,597	3,213,758

TOTAL ASSETS	$4,907,329	$5,461,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,662,769	$1,536,612
Accrued liabilities	259,461	273,201
Deferred revenue, current portion	58,959	58,959
Total Current Liabilities	1,981,189	1,868,772

Long Term Liabilities
Deferred revenue, net of current portion	824,635	839,174
Total Long Term Liabilities	824,635	839,174

TOTAL LIABILITIES	2,805,824	2,707,946

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
24,458,018 and 24,458,018 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24,458	24,458
Additional paid-in capital	56,375,739	56,289,882
Accumulated (deficit)	(54,298,692)	(53,560,419)
TOTAL STOCKHOLDERS’ EQUITY	2,101,505	2,753,921

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,907,329	$5,461,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
License fees	$14,539	$14,539
Product sales, net	280,109	87,441
Total Revenues	294,648	101,980

Costs and Expenses
Cost of goods sold	101,530	41,042
Research and development	204,159	187,595
Selling, general and administrative	446,157	469,073
Amortization of intangible assets	117,161	117,161
Depreciation	58,309	60,554
Total Costs and Expenses	927,316	875,425
Operating (Loss)	(632,668)	(773,445)

Other Income (Expense)
Interest and miscellaneous income	142	4,541
Interest expense	(12,969)	35,691
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Foreign currency transaction (loss)	(92,778)	---
Loss on early extinguishment of convertible note	---	(135,078)
(Loss) Before Income Taxes	(738,273)	(868,291)

Income taxes	---	---
Net (Loss)	$(738,273)	$(868,291)

Less preferred stock dividends	---	---
Net (Loss) Allocable to Common Stockholders	$(738,273)	$(868,291)

Basic and diluted net (loss) per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	24,458,018	21,416,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015		2014
OPERATING ACTIVITIES :
Net loss		$(738,273)	$(868,291)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		117,161	117,161
Depreciation		58,309	60,554
Share-based compensation for stock and options issued to employees		12,928	4,612
Share-based compensation for options issued to non-employees		62,420	19,928
Equity in earnings (loss) of unconsolidated subsidiary		---	---
Amortization of debt discount on convertible note		---	(81,285)
Amortization of deferred financing costs		---	7,309
Warrants issued (cancelled) for services		---	72,771
Common stock issued for services		---	42,600
Common stock issued for interest due on convertible note		---	2,063
Loss on early extinguishment of convertible note		---	135,078

Change in operating assets and liabilities:
Accounts receivable		(180,100)	(71,485)
Inventory		(40,147)	14,638
Prepaid expenses and deferred charges		59,235	(4,031)
Notes receivable and accrued interest		---	777,710
Accounts payable		126,157	(310,918)
Accrued liabilities		(13,740)	(67,146)
Accrued interest		---	6,535
Deferred revenue		(14,539)	(14,539)
Total		187,684	711,555

Net Cash Used in Operating Activities		(550,589)	(156,736)

INVESTING ACTIVITIES :
Purchase of property and equipment		---	(15,996)
Net Cash Used in Investing Activities		---	(15,996)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		---	610,000
Proceeds from exercise of common stock warrants		---	1,350,000
Offering cost adjustment – preferred stock sale in 2011		10,509	---
Repayment of principle due on convertible note		---	(776,609)
Net Cash Provided by Financing Activities		10,509	1,183,391

Net Increase (Decrease) in Cash		(540,080)	1,010,659

Cash, beginning of period		550,458	5,119
Cash, end of period		$10,378	$1,015,778

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$852	$983

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible note	$	---	$317,029

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 have been made.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2014, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and the funding of $500,000 received in April 2015 from the debt financing with Inter-Mountain, we believe that we will be able to meet our working capital and capital expenditure requirements through the second quarter of 2015.  However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2015, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the second quarter of 2015.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015.

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

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2015	%	2014	%
Domestic	$6,802	2%	$9,672	9%
International	287,846	98%	92,308	91%
Total	$294,648	100%	$101,980	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues for the three months ended March 31 are represented on the following table:

Customers	Product	2015	2014
Customer A	Altrazeal®	93%	1%
Customer B	Altrazeal®	2%	81%
Total		95%	82%

NOTE 5.	INVENTORY

As of March 31, 2015, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at March 31, 2015 and December 31, 2014:

Inventory	March 31, 2015	December 31, 2014
Raw materials	$43,633	$41,648
Work-in-progress	310,648	271,571
Finished goods	11,523	12,438
Total	$365,804	$325,657

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2015 and December 31, 2014:

Property, equipment and leasehold improvements	March 31, 2015	December 31, 2014
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,599,894	1,599,894
Computers, office equipment, and furniture	153,078	153,078
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,277,809	2,277,809
Less: accumulated depreciation and amortization	(1,904,008)	(1,845,699)
Property, equipment and leasehold improvements, net	$373,801	$432,110

Depreciation expense on property, equipment and leasehold improvements was $58,309 and $60,554 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2015 and December 31, 2014:

Intangible assets	March 31, 2015	December 31, 2014
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,547,410)	(6,430,249)
Intangible assets, net	$3,078,528	$3,195,689

Amortization expense for intangible assets was $117,161 and $117,161 for the three months ended March 31, 2015 and 2014, respectively.

The future aggregate amortization expense for intangible assets, remaining as of March 31, 2015, is as follows:
Calendar Years	Future Amortization Expense
2015 (Nine months)	$357,987
2016	476,450
2017	475,148
2018	475,148
2019	475,148
2020 & Beyond	818,647
Total	$3,078,528

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Audited financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three months ended March 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the three months ended March 31, 2015 and for the years ended December 31, 2014, 2013, and 2012 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Audited financial statements of Altrazeal Trading GmbH for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three months ended March 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading GmbH in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading GmbH for the three months ended March 31, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Audited financial statements of ORADISC GmbH for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three months ended March 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the three months ended March 31, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Audited or unaudited financial statements of Altrazeal AG for the three months ended March 31, 2015 and for the year ended December 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the three months ended March 31, 2015 and for the year ended December 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2015 and December 31, 2014:

Accrued Liabilities	March 31, 2015	December 31, 2014
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	123,887	96,795
Accrued insurance payable	26,270	69,815
Accrued property taxes	3,000	---
Product rebates/returns	5	13
Other	---	279
Total accrued liabilities	$259,461	$273,201

NOTE 10.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2015, we had 24,458,018 shares of Common Stock issued and outstanding.  For the three months ended March 31, 2015, we did not issue any Common Stock.

Preferred Stock

As of March 31, 2015, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended March 31, 2015, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2015 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2014	1,676,401	$1.14
Warrants issued (1)	(31,341)	$0.35
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2015	1,645,060	$1.15

(1)
As part of the June 2012 Note, Inter-Mountain received a total of seven warrants to purchase, if they all had vested, an aggregate of 3,142,857 shares of Common Stock, which number of shares could increase based upon the terms and conditions of the warrants.  The warrants have an exercise price of $0.35 per share, subject to certain pricing adjustments, and are exercisable, subject to vesting provisions and ownership limitations, until June 27, 2017.  Warrants for 785,714, 392,857, 392,857, and 392,857 shares of Common Stock vested on June 27, 2012, December 31, 2012, February 26, 2013, and July 15, 2013, respectively, and three warrants for 1,571,428 shares of Common Stock were exercised in 2013.  On January 22, 2014, we elected to offset and deduct the three remaining Investor Notes from the principle amount due to Inter-Mountain under the June 2012 Note and as a result of the offset and deduction the three remaining warrants terminated.  On April 14, 2015, we reached agreement with Inter-Mountain that 361,516 shares of Common Stock will be issued upon the exercise of the one unexercised warrant (originally included in this Table as 392,857 shares, which was based upon an exercise price of $0.35 per share of Common Stock).

For the three months ended March 31, 2015, we did not issue any new warrants.

Of the warrant shares subject to exercise as of March 31, 2015, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
May 15, 2015	357,155
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
June 27, 2017	361,516
March 14, 2018	660,000
January 15, 2019	80,000
Total	1,645,060

NOTE 11.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Warrants to purchase Common Stock	1,645,060	1,676,401
Stock options to purchase common stock	1,699,907	1,699,907
Total	3,344,967	3,376,308

NOTE 12.	SHARE BASED COMPENSATION

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three months ended March 31:

Three Months Ended March 31,
	2015 (1)	2014 (1)
Incentive Stock Options
Quantity	---	---
Weighted average fair value per share	---	---
Fair value	---	---

Nonstatutory Stock Options
Quantity	---	---
Weighted average fair value per share	---	---
Fair value	---	---

(1)	The Company did not award any shared-based compensation for the three months ended March 31, 2015 and 2014.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
Research and development	$18,612	$5,307
Selling, general and administrative	56,736	19,233
Total share-based compensation expense	$75,348	$24,540

At March 31, 2015, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $482,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately thirty months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2015 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	1,699,907	$1.73
Granted	---	---
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of March 31, 2015	1,699,907	$1.73

The following table presents the stock option grants outstanding and exercisable as of March 31, 2015:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
892,500	$0.33	8.0	645,000	$0.33
685,000	1.15	7.7	77,500	1.15
53,334	2.38	3.2	53,334	2.38
69,073	25.12	2.3	69,073	25.12
1,699,907	$1.73	7.5	844,907	$2.56

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

For the three months ended March 31, 2015 and 2014, we did not grant any restricted stock awards.

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

As of March 31, 2015, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,699,907 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 31, 2015, there were 1,030,647 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 13.	FAIR VALUE MEASUREMENTS

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
On December 10, 2010 we entered into a lease agreement for certain office equipment that commenced on February 1, 2011 and continued until February 1, 2015 and required a minimum lease obligation of $744 per month.  On January 16, 2015 we entered into a new lease agreement for certain office equipment.  The new office equipment lease, that commenced on February 1, 2015 and continues until February 1, 2018, requires a minimum lease obligation of $551 per month.

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of March 31, 2015:

Calendar Years	Future Lease Expense
2015 (Nine months)	$89,880
2016	119,840
2017	119,840
2018	28,858
2019	---
Total	$358,418

Rent expense for our operating leases amounted to $31,165 and $30,380 for the three ended March 31, 2015 and 2014, respectively.

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

For the three months ended March 31, 2015 and 2014, the Company recorded revenues, in approximate numbers, of $282,000 and $86,000, respectively, with the various Altrazeal Distributors, which represented 96% and 84% of our total revenues.  As of March 31, 2015 and December 31, 2014, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $979,000 and $798,000, respectively, which represented 99.7% and 99.5% of our total outstanding accounts receivables.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of March 31, 2015, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2015	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2) (3)	$57,575	$(119,986)	$(91,000)	$220,673	$140,313	$207,575
Terrance K. Wallberg	6,633	(25,000)	(35,769)	24,230	36,539	6,633
Total	$64,208	$(144,986)	$(126,769)	$244,903	$176,852	$214,208

(1)
During 2015, Mr. Gray temporarily deferred compensation of $57,575 which consisted of $5,075 earned as salary compensation for his duties as President of the Company and $52,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.

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

(3)
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

As of March 31, 2015, the Company’s obligation for temporarily deferred compensation was $214,208 of which $74,208 was included in accrued liabilities and $140,000 was included in accounts payable, respectively.

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2015, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On or about August 22, 2014, Inter-Mountain Capital Corp. (“Inter-Mountain”) filed a Complaint against ULURU in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  The Company declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.  Inter-Mountain alleged that the Company’s refusal to honor the exercise constituted a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and sought actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers and counterclaims were filed.

On April 15, 2015, the Company and Inter-Mountain entered into a Settlement Agreement (the “Settlement Agreement”) for the purpose of settling the pending litigation between the Company and Inter-Mountain.  Under the Settlement Agreement and related documents, the Company and Inter-Mountain agreed that Inter-Mountain would exercise the warrant and receive 361,516 shares of Common Stock.  The Settlement Agreement also included standard releases and anticipated the prompt filing of dismissal documents.  As part of the settlement, the Company and Inter-Mountain signed and closed under the Securities Purchase Agreement described in Note 17.

NOTE 17.	SUBSEQUENT EVENTS

Debt Financing – April 2015

On April 15, 2015, we entered into a Securities Purchase Agreement dated April 14, 2015 (the “Purchase Agreement”) with Inter-Mountain related to our issuance of a $550,000 Promissory Note (the “Note”).  The purchase price for the Note, which reflects a $50,000 original issue discount, was $500,000. The Purchase Agreement also includes representations and warranties, restrictive covenants and indemnification provisions standard for similar transactions.

The Note bears interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that is 120 calendar days after the issuance date of the Note. At our option, subject to certain volume, price and other conditions, the monthly installments may be paid in whole, or in part, in cash or in common stock, $0.001 par value, of Uluru (“Common Stock”).  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  The Note is not subject to conversion at the discretion of Inter-Mountain.

At our option, the outstanding principal balance of the Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The Note is unsecured.

Events of default under the Note include failure to make required payments, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the Common Stock, a restatement of financial statements and a default under certain other agreements.  In the event of default, the interest rate under the Note increases to 18% and the Note becomes callable at a premium.  In addition, Inter-Mountain has all remedies under law and equity.

As part of the debt financing, Inter-Mountain also received a warrant (the “Warrant”) to purchase up to an aggregate of 194,118 shares of Common Stock.  The Warrant has an exercise price of $0.85 per share and expires on April 30, 2020. The Warrant includes a standard net cashless exercise provision and provisions requiring proportionate adjustments in connection with a recapitalization transaction.

As part of the debt financing, we entered into a Registration Rights Agreement whereby we have agreed to prepare and file with the Securities and Exchange Commission a registration statement no later than May 11, 2015 and to cause such registration statement to be declared effective no later than 120 after the closing date and to keep such registration statement effective for a period of no less than 180 days.

In connection with the Purchase Agreement, the Company and Inter-Mountain entered into the Settlement Agreement described in Note 16.

Purchase of Altrazeal Trading, GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to our purchase of 75% of the share capital of Altrazeal Trading GmbH, an Austrian limited liability company (“Altrazeal Trading”).  Uluru currently owns the remaining 25% of share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.

The purchase price is composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading will be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro will be paid with an offset of accounts receivable) and four installment payments of 500,700 Euro due by no later than June 30, 2015, August 31, 2015, October 31, 2015, and December 31, 2015.  The sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the calculation of shares to be issued will be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price. The purchase of the product inventory for 88,834 Euro will be paid on September 30, 2015.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. The Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction within 60 days.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K, referred to as our 2014 Form 10-K, which has been previously filed with the Securities and Exchange Commission on April 1, 2015, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2014 Form 10-K under “Risks Associated with our Business”.

Business Overview

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

Recent Developments

Debt Financing – April 2015

On April 15, 2015, we entered into a Securities Purchase Agreement dated April 14, 2015 (the “Purchase Agreement”) with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”) related to our issuance of a $550,000 Promissory Note (the “Note”).  The purchase price for the Note, which reflects a $50,000 original issue discount, was $500,000.  The Purchase Agreement also includes representations and warranties, restrictive covenants and indemnification provisions standard for similar transactions.

The Note bears interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that is 120 calendar days after the issuance date of the Note.  At our option, subject to certain volume, price and other conditions, the monthly installments may be paid in whole, or in part, in cash or in common stock, $0.001 par value, of Uluru (“Common Stock”).  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  The Note is not subject to conversion at the discretion of Inter-Mountain.

At our option, the outstanding principal balance of the Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The Note is unsecured.

Events of default under the Note include failure to make required payments, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the Common Stock, a restatement of financial statements and a default under certain other agreements.  In the event of default, the interest rate under the Note increases to 18% and the Note becomes callable at a premium.  In addition, Inter-Mountain has all remedies under law and equity.

As part of the debt financing, Inter-Mountain also received a warrant (the “Warrant”) to purchase up to an aggregate of 194,118 shares of Common Stock.  The Warrant has an exercise price of $0.85 per share and expires on April 30, 2020. The Warrant includes a standard net cashless exercise provision and provisions requiring proportionate adjustments in connection with a recapitalization transaction.

As part of the debt financing, we entered into a Registration Rights Agreement whereby we have agreed to prepare and file with the Securities and Exchange Commission a registration statement no later than May 11, 2015 and to cause such registration statement to be declared effective no later than 120 after the closing date and to keep such registration statement effective for a period of no less than 180 days.

In connection with the Purchase Agreement, the Company and Inter-Mountain entered into a Settlement Agreement (the “Settlement Agreement”) for the purpose of settling the pending litigation between the Company and Inter-Mountain in the U.S. Federal Court for the District of Utah, Central Division with respect to Inter-Mountain’s cashless exercise on May 1, 2014 of a warrant to purchase Common Stock issued in June 2012.  Under the Settlement Agreement and related documents, the Company and Inter-Mountain agreed that Inter-Mountain would exercise the warrant as part of closing and receive 361,516 shares of Common Stock.  The Settlement Agreement also included standard releases and anticipated the prompt filing of dismissal documents.

Purchase of Altrazeal Trading, GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to our purchase of 75% of the share capital of Altrazeal Trading GmbH, an Austrian limited liability company (“Altrazeal Trading”).  Uluru currently owns the remaining 25% of share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.

The purchase price is composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading will be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro will be paid with an offset of accounts receivable) and four installment payments of 500,700 Euro due by no later than June 30, 2015, August 31, 2015, October 31, 2015, and December 31, 2015.  The sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the calculation of shares to be issued will be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price. The purchase of the product inventory for 88,834 Euro will be paid on September 30, 2015.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. The Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction within 60 days.

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

Comparison of the three months ended March 31, 2015 and 2014

Total Revenues

Revenues were approximately $295,000 for the three months ended March 31, 2015, as compared to revenues of approximately $102,000 for the three months ended March 31, 2014, and were comprised of, in approximate amounts, licensing fees of $15,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $280,000 for Altrazeal®.

The increase of $193,000 in revenues is primarily attributable to an increase of approximately $193,000 in Altrazeal® product sales to our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2015 and 2014 were approximately $101,000 and $41,000, respectively, and were comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $204,000 for the three months ended March 31, 2015, including $18,000 in share-based compensation, compared to approximately $187,000 for the three months ended March 31, 2014, which included $5,000 in share-based compensation.  The increase of approximately $17,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $21,000 in scientific compensation related to share-based compensation and a higher head count and an increase of $12,000 direct research costs primarily related to Altrazeal®.  These expense increases were partially offset by a decrease of $13,000 in regulatory consulting costs and a decrease of $3,000 in regulatory costs.

The direct research and development expenses for the three months ended March 31, 2015 and 2014 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2015	2014
Wound care & nanoparticle	$72,000	$60,000
OraDisc™	3,000	3,000
Aphthasol® & other technologies	1,000	1,000
Total	$76,000	$64,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $446,000 for the three months ended March 31, 2015, including $57,000 in share-based compensation, compared to approximately $469,000 for the three months ended March 31, 2014, which included $19,000 in share-based compensation.  The decrease of approximately $23,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $86,000 in investor relations consulting as the prior year included the recognition of a share-based compensation award, a decrease of $51,000 in legal costs due to settlement of a licensing agreement dispute, and a decrease of $24,000 in commission costs relating to product licensing.  These expense decreases were partially offset by, in approximate numbers, an increase of $77,000 in marketing costs, an increase of $35,000 in directors fees related to share-based compensation, an increase of $10,000 in compensation cost primarily related to share-based compensation, an increase of $8,000 in accounting fees related to our annual audit, an increase of $5,000 in legal fees related to our patents, and an increase of $3,000 in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $117,000 for the three months ended March 31, 2015 as compared to approximately $117,000 for the three months ended March 31, 2014.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended March 31, 2015 and 2014, respectively.

Depreciation

Depreciation expense totaled approximately $58,000 for the three months ended March 31, 2015 as compared to approximately $61,000 for the three months ended March 31, 2014.  The decrease of approximately $3,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $140 for the three months ended March 31, 2015 as compared to approximately $4,500 for the three months ended March 31, 2014.  The decrease of approximately $4,000 is attributable to a decrease in interest income resulting from the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Interest Expense

Interest expense totaled approximately $13,000 for the three months ended March 31, 2015 as compared to approximately $(36,000) for the three months ended March 31, 2014.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The increase of approximately $49,000 in interest expense is primarily attributable to the prior year expense including a credit of approximately $101,000 associated with the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $93,000 for the three months ended March 31, 2015 as compared to nil for the three months ended March 31, 2014.  The increase of approximately $93,000 is related to a decrease in the Euro exchange rate experienced during 2014 and 2015 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Loss on Early Extinguishment of Convertible Note

Loss on early extinguishment of convertible note was nil for the three months ended March 31, 2015 as compared to $135,000 for the three months ended March 31, 2014, with such loss in 2014 occurring as a result of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2015 our cash and cash equivalents were approximately $10,000 which is a decrease of approximately $540,000 as compared to our cash and cash equivalents at December 31, 2014 of approximately $550,000.  Our working capital (current assets less current liabilities) was approximately $(544,000) at March 31, 2015 as compared to our working capital at December 31, 2014 of approximately $(53,000).

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2015	2014
Operating activities	$(551,000)	$(156,000)
Investing activities	---	(16,000)
Financing activities	11,000	1,183,000
Net increase (decrease) in cash and cash equivalents	$(540,000)	$1,011,000

Operating Activities

For the three months ended March 31, 2015, net cash used in operating activities was approximately $551,000.  The principal components of net cash used for the three months ended March 31, 2015 were, in approximate numbers, our net loss of $738,000, a decrease of $15,000 in deferred revenues due to amortization of revenues, a decrease of $14,000 in accrued liabilities related to insurance, an increase of $180,000 in accounts receivable related to higher international product sales, and an increase of $40,000 in inventory  Our net loss for the three months ended March 31, 2015 included substantial non-cash charges of approximately $251,000 in the form of share-based compensation, amortization of patents, and depreciation.  The aforementioned net cash used for the three months ended March 31, 2015 was partially offset by, in approximate numbers, an increase of $126,000 in accounts payable due to timing of vendor payments and a decrease of $59,000 in prepaid expenses related to insurance and listing fees.

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

Investing Activities

There were no investing activities for the three months ended March 31, 2015.

Net cash used in investing activities for the three months ended March 31, 2014 was approximately $16,000 and relates to the purchase of manufacturing equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was approximately $11,000 and was comprised of an adjustment of offering costs associated with our sale of preferred stock in 2011.

Net cash provided by financing activities for the three months ended March 31, 2014 was approximately $1,183,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of Common Stock and warrants pursuant to a Securities Purchase Agreement dated December 21, 2012 (the “SPA”) with IPMD GmbH (“IPMD”) relating to an equity investment of $2,000,000 by IPMD for 5,000,000 shares of our Common Stock and warrants to purchase up to 3,000,000 shares of our Common Stock.,  the final funding $110,000 from the sale of Common Stock and warrants pursuant to a Securities Purchase Agreement with Kerry P. Gray, the Company’s Chairman, President, and Chief Executive Officer and Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer relating to an equity investment of $440,000 by the investors for 1,100,000 shares of our Common Stock and warrants to purchase up to 660,000 shares of our Common Stock, the funding of $1,350,000 from the exercise of warrants to purchase 2,250,000 shares of Common Stock pursuant to the Implementation Agreement with Michael Sacks and The Punch Trust , and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Liquidity

As of March 31, 2015, we had cash and cash equivalents of approximately $10,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2015 and beyond, such as the speed and degree of market acceptance, patent protection and exclusivity of our products, the impact of competition, the effectiveness of our sales and marketing efforts, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of March 31, 2015, our net working capital (current assets less current liabilities) was approximately $(544,000).  Based on our liquidity as of March 31, 2015 and the funding of $500,000 received in April 2015 from the debt financing with Inter-Mountain, we believe that our liquidity will not be sufficient to fund operations beyond the second quarter of 2015.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.  We will need capital in the immediate-term to fund our current operations.  In addition, in light of our stage of development and limited sales, we may need additional capital in the foreseeable future in order to expand our business and fund our operations.  We expect to seek funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Other than proceeds of $500,000 received in April 2015 from the debt financing with Inter-Mountain, we have no agreements with respect to our potential receipt of additional capital.

Historically, we have been able to raise capital as needed to fund our operations at a base level, but we have generally not raised capital sufficient to fund unexpected occurrences, to cover projected expenses over the long term or to fund extensive research, marketing and development.  We are currently in discussions with various parties about potential financings, and management believes that we can raise capital as necessary for our near term needs; however, no party has signed any binding commitment to provided capital.  As a result, there is a risk that we will not be able to obtain capital as needed in the near term.  In addition, we will need to continue to seek capital from the market over the long term. To the extent we raise capital, it generally will be on terms that are dilutive to shareholders and may require the issuance of warrants or similar incentives, the agreement to restrictive covenants and/or the pledge of our assets as securities for debt financings.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2015, which consists of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$358,418	$119,840	$238,578	$	---	$	---
Total contractual cash obligations	$358,418	$119,840	$238,578	$	---	$	---

Capital Expenditures

For the three months ended March 31, 2015 and 2014, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, nil and $16,000, respectively.  The expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for the remainder of 2015 will be approximately $60,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At March 31, 2015 and December 31, 2014 our cash and cash equivalents totaled approximately $10,000 and $550,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2015 and at December 31, 2014.  As of March 31, 2015, three customers, each being one of our international distributors, exceeded the 5% threshold, with 79%, 14%, and 7%, respectively.  Three customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2014, with 71%, 19%, and 9%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 1, 2015.  We had no significant changes in our critical accounting policies since our last annual report.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows: In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we determined, as reported in Part I, Item 1, Note 1 of this Amendment, that the financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 included an error. As a result, we reevaluated our internal controls over financial reporting effective as of those dates and identified a material weakness in the effectiveness of our internal control over financial reporting with respect to our accounting for the early extinguishment of a promissory note issued in 2012 and the issuance of common stock for the final conversion of such promissory note.

After identifying this material weakness, we implemented in the quarter ended March 31, 2015 new procedures, including enhanced documentation, analysis and review of non-routine accounting matters.  We have retrained those working in corporate finance, as to the importance of appropriate communication and review of non-routine accounting matters so that any such changes can be properly assessed under generally accepted accounting principles.

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

On or about August 22, 2014, Inter-Mountain filed a Complaint against ULURU in the U.S. Federal Court for the District of Utah, Central Division.  The Complaint relates to Inter-Mountain’s delivery of a notice of a cashless exercise with respect to its last remaining warrant to purchase Common Stock on or about May 1, 2014 purporting to exercise it with respect to the delivery of 782,284 shares of Common Stock under the non-standard cashless exercise or conversion provisions in the warrant.  The Company declined to honor the exercise on the basis that, as a result of an amendment to the warrant agreed to in December 2013, the warrant was exercisable, on a cashless basis, with respect to only 261,516 shares of Common Stock as of May 1, 2014.  Inter-Mountain alleged that the Company’s refusal to honor the exercise constituted a breach of the warrant, breach of implied covenant of good faith and fair dealing, unjust enrichment, a violation of securities laws and common law fraud and seeking actual damages, consequential damages, treble damages, specific performance, attorneys’ fees and costs and other relief.  Answers and counterclaims were filed.

On April 15, 2015, the Company and Inter-Mountain entered into a Settlement Agreement for the purpose of settling the pending litigation between the Company and Inter-Mountain.  Under the Settlement Agreement and related documents, the Company and Inter-Mountain agreed that Inter-Mountain would exercise the warrant and receive 361,516 shares of Common Stock.  The Settlement Agreement also included standard releases and anticipated the prompt filing of dismissal documents.

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

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our Common Stock is found in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on April 1, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
4.1		Warrant to Purchase Shares of Common Stock dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.1		Promissory Note dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.2		Securities Purchase Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.3		Registration Rights Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.4		Binding Term Sheet dated May 12, 2015 by and between ULURU Inc., IPMD GmbH, and Firnron Ltd. (4)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by reference to the Company’s Form 8-K filed on April 17, 2015.
(4)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 13, 2015.
	*	Filed herewith.
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

ULURU Inc.

Date: May 15, 2015	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)