Form 10-Q
period 2015-06-30
ULURU Inc.
filed 2015-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2015

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

As of August 14, 2015, there were 24,819,534 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,296	$550,458
Accounts receivable, net	2,381	3,879
Accounts receivable – related party, net	1,249,683	798,147
Inventory	538,187	325,657
Prepaid expenses and deferred charges	60,713	137,858
Total Current Assets	1,870,260	1,815,999

Property, Equipment and Leasehold Improvements, net	328,370	432,110

Other Assets
Intangible assets, net	2,960,067	3,195,689
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	2,978,136	3,213,758

TOTAL ASSETS	$5,176,766	$5,461,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,986,356	$1,536,612
Accrued liabilities	327,001	273,201
Accrued interest	11,764	---
Promissory notes payable, net of unamortized debt discount and debt issuance costs, current portion	405,275	---
Deferred revenue, current portion	64,100	58,959
Total Current Liabilities	2,794,496	1,868,772

Long Term Liabilities
Promissory notes payable, net of unamortized debt discount, debt issuance costs, and current portion	44,728	---
Deferred revenue, net of current portion	841,435	839,174
Total Long Term Liabilities	886,163	839,174

TOTAL LIABILITIES	3,680,659	2,707,946

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
24,819,534 and 24,458,018 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,820	24,458
Additional paid-in capital	56,499,358	56,289,882
Accumulated (deficit)	(55,028,071)	(53,560,419)
TOTAL STOCKHOLDERS’ EQUITY	1,496,107	2,753,921

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,176,766	$5,461,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
License fees	$15,979	$14,698	$30,518	$29,237
Royalty income	---	17,012	---	17,012
Product sales, net	243,018	177,584	523,127	265,026
Total Revenues	258,997	209,294	553,645	311,275

Costs and Expenses
Cost of product sold	81,286	113,090	182,816	154,132
Research and development	219,335	184,423	423,494	372,019
Selling, general and administrative	495,034	411,279	941,191	880,352
Amortization of intangible assets	118,461	118,461	235,622	235,622
Depreciation	46,218	59,553	104,527	120,107
Total Costs and Expenses	960,334	886,806	1,887,650	1,762,232
Operating (Loss)	(701,337)	(677,512)	(1,334,005)	(1,450,957)

Other Income (Expense)
Interest and miscellaneous income	69	519	211	5,060
Interest (expense) income	(63,185)	(32,722)	(76,154)	2,969
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Foreign currency transaction gain (loss)	35,074	---	(57,704)	---
Loss on early extinguishment of convertible note	---	---	---	(135,078)
(Loss) Before Income Taxes	(729,379)	(709,715)	(1,467,652)	(1,578,006)

Income taxes	---	---	---	---
Net (Loss)	$(729,379)	$(709,715)	$(1,467,652)	$(1,578,006)

Basic and diluted net (loss) per common share	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding	24,767,889	24,122,176	24,613,809	22,776,695

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015		2014
OPERATING ACTIVITIES :
Net loss		$(1,467,652)	$(1,578,006)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		235,622	235,622
Depreciation		104,527	120,107
Share-based compensation for stock and options issued to employees		24,933	9,276
Share-based compensation for options issued to non-employees		120,253	37,647
Equity in earnings (loss) of unconsolidated subsidiary		---	---
Amortization of debt discount on convertible note		---	(78,630)
Amortization of debt discount on promissory note		11,035	---
Amortization of debt issuance costs		8,103	7,309
Warrants issued (cancelled) for services		---	72,771
Common stock issued for services		---	42,600
Common stock issued for interest due on convertible note		---	2,063
Loss on early extinguishment of convertible note		---	135,078

Change in operating assets and liabilities:
Accounts receivable		(450,038)	(243,915)
Inventory		(212,530)	46,912
Prepaid expenses and deferred charges		77,145	36,063
Notes receivable and accrued interest		---	777,710
Accounts payable		449,744	(343,456)
Accrued liabilities		53,800	(150,742)
Accrued interest		11,764	(859)
Deferred revenue		7,402	(29,237)
Total		441,760	676,319

Net Cash Used in Operating Activities		(1,025,892)	(901,687)

INVESTING ACTIVITIES :
Purchase of property and equipment		(787)	(16,233)
Net Cash Used in Investing Activities		(787)	(16,233)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net		---	610,000
Proceeds from exercise of common stock warrants		---	1,800,000
Proceeds from issuance of convertible note and warrant, net		485,008	---
Offering cost adjustment – preferred stock sale in 2011		10,509	---
Repayment of principle due on convertible note		---	(776,609)
Net Cash Provided by Financing Activities		495,517	1,633,391

Net Increase (Decrease) in Cash		(531,162)	715,471

Cash, beginning of period		550,458	5,119
Cash, end of period		$19,296	$720,590

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$1,601	$14,516

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible note	$	---	$597,029

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been made.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2014, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the expected level of operating expenses, projected sales of our existing products combined with other revenues and financing transactions we are exploring, we believe that we do not have sufficient working capital to meet our working capital and capital expenditure requirements through the third quarter of 2015.  In the long run we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2015, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2015.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted.  The Company has elected early adoption as the guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results.

There were no other new accounting pronouncements adopted or enacted during the periods presented that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2015	%	2014	%	2015	%	2014	%
Domestic	$7,085	3%	$11,770	6%	$13,887	3%	$21,442	7%
International	251,912	97%	197,524	94%	539,758	97%	289,833	93%
Total	$258,997	100%	$209,294	100%	$553,645	100%	$311,275	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six Months Ended June 30,
Customers	Product	2015	2014	2015	2014
Customer A	Altrazeal®	91%	87%	92%	59%
Customer B	Altrazeal®	2%	3%	2%	28%
Total		93%	90%	94%	87%

NOTE 5.	INVENTORY

As of June 30, 2015, our inventory was composed of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at June 30, 2015 and December 31, 2014:

Inventory	June 30, 2015	December 31, 2014
Raw materials	$48,393	$41,648
Work-in-progress	468,573	271,571
Finished goods	21,221	12,438
Total	$538,187	$325,657

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2015 and December 31, 2014:

Property, equipment and leasehold improvements	June 30, 2015	December 31, 2014
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,599,894	1,599,894
Computers, office equipment, and furniture	153,865	153,078
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,278,596	2,277,809
Less: accumulated depreciation and amortization	(1,950,226)	(1,845,699)
Property, equipment and leasehold improvements, net	$328,370	$432,110

Depreciation expense on property, equipment and leasehold improvements was $46,218 and $59,553 for the three months ended June 30, 2015 and 2014, respectively, and was $104,527 and $120,107 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are composed of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2015 and December 31, 2014:

Intangible assets	June 30, 2015	December 31, 2014
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,665,871)	(6,430,249)
Intangible assets, net	$2,960,067	$3,195,689

Amortization expense for intangible assets was $118,461 and $118,461 for the three months ended June 30, 2015 and 2014, respectively, and was $235,622 and $235,622 for the six months ended June 30, 2015 and 2014, respectively.

The future aggregate amortization expense for intangible assets, remaining as of June 30, 2015, is as follows:
Calendar Years	Future Amortization Expense
2015 (Six months)	$239,526
2016	476,450
2017	475,148
2018	475,148
2019	475,148
2020 & Beyond	818,647
Total	$2,960,067

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Audited financial statements of Altrazeal Trading Ltd. for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three and six months ended June 30, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading Ltd. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading Ltd. for the six months ended June 30, 2015 and for the years ended December 31, 2014, 2013, and 2012 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Altrazeal Trading GmbH

On February 1, 2014, Altrazeal Trading Ltd. transferred all of their rights and obligations under the existing shareholders’ agreement to Altrazeal Trading GmbH (“Altrazeal Trading”).  As a result of this transfer, we received a non-dilutable 25% ownership interest in Altrazeal Trading.

Audited financial statements of Altrazeal Trading for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three and six months ended June 30, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading in our financial statements for each reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the year ended December 31, 2014, our unrecorded share of Altrazeal Trading cumulative losses as of December 31, 2014 totaled $295,477.

Summarized financial information for our investment in Altrazeal Trading assuming 100% ownership is as follows:

Altrazeal Trading GmbH	December 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Balance sheet
Total assets	$1,039,343		$757,784
Total liabilities	$2,178,865		$1,563,046
Total stockholders’ (deficit)	$(1,139,522)		$(805,262)
Statement of operations
Revenues	$882,583	$	---
Net (loss)	$(465,580)		$(798,009)

Purchase of Altrazeal Trading GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to our purchase of 75% of the share capital of Altrazeal Trading.  We currently own the remaining 25% of share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.

Pursuant to the terms and conditions in the Term Sheet, the purchase price will be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading will be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro will be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than June 30, 2015, August 31, 2015, October 31, 2015, and December 31, 2015.  The sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the calculation of shares to be issued will be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price. The purchase of the product inventory for 88,834 Euro will be paid on September 30, 2015.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. The Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction within 60 days.  Such 60 day period expired on July 21, 2015 but both parties are continuing in their efforts to finalize the negotiation and execution of a purchase agreement by no later than November 15, 2015.

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We received a non-dilutable 25% ownership interest in ORADISC GmbH.

Audited financial statements of ORADISC GmbH for the years ended December 31, 2013 and 2014 and unaudited financial statements for the three and six months ended June 30, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH. in our financial statements for each reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

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

Audited or unaudited financial statements of Altrazeal AG for the three and six months ended June 30, 2015 and for the year ended December 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the six months ended June 30, 2015 and for the year ended December 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2015 and December 31, 2014:

Accrued Liabilities	June 30, 2015	December 31, 2014
Accrued taxes – payroll	$106,299	$106,299
Accrued compensation/benefits	208,678	96,795
Accrued insurance payable	6,616	69,815
Accrued property taxes	5,400	---
Product rebates/returns	8	13
Other	---	279
Total accrued liabilities	$327,001	$273,201

NOTE 10.	PROMISSORY NOTE PAYABLE

Debt Financing – April 2015

On April 15, 2015, we entered into a Securities Purchase Agreement dated April 14, 2015 (the “Purchase Agreement”) with Inter-Mountain Capital Corp. (“Inter-Mountain”) related to our issuance of a $550,000 Promissory Note (the “April 2015 Note”).  The purchase price for the April 2015 Note, which reflects a $50,000 original issue discount, was $500,000. The Purchase Agreement also included representations and warranties, restrictive covenants and indemnification provisions standard for similar transactions.

The April 2015 Note bears interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that is 120 calendar days after the issuance date of the Note. At our option, subject to certain volume, price and other conditions, the monthly installments may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  The April 2015 Note is not subject to conversion at the discretion of Inter-Mountain.

At our option, the outstanding principal balance of the April 2015 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The April 2015 Note is unsecured.

Events of default under the April 2015 Note include failure to make required payments, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the Common Stock, a restatement of financial statements and a default under certain other agreements.  In the event of default, the interest rate under the April 2015 Note increases to 18% and the April 2015 Note becomes callable at a premium.  In addition, Inter-Mountain has all remedies under law and equity.

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

As part of the debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement no later than May 11, 2015 and to cause such registration statement to be declared effective no later than 120 after the closing date and to keep such registration statement effective for a period of no less than 180 days.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on June 4, 2015.

Using specific guidelines in accordance with U.S. GAAP, we allocated the value of the proceeds received to the promissory note and to the warrant on a relative fair value basis.  We calculated the fair value of the warrant issued with the debt instrument using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options, except the contractual life of the warrant was used. Using the effective interest method, the allocated fair value of the warrant was recorded as a debt discount and is being amortized over the expected term of the promissory note to interest expense.

Information relating to our promissory note payable is as follows:

					As of June 30, 2015
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		$550,000	$58,100	$41,897	$450,003
Total	$550,000				$550,000	$58,100	$41,897	$450,003

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.

The amount of interest cost recognized from our promissory note and convertible notes payable was $11,764 and $5,952 for the three months ended June 30, 2015 and 2014, respectively, and was $11,764 and $19,897 for the six months ended June 30, 2015 and 2014, respectively.

The amount of debt discount amortized from our promissory note and convertible notes payable was $11,035 and $2,655 for the three months ended June 30, 2015 and 2014, respectively, and was $11,035 and $(78,630) for the six months ended June 30, 2015 and 2014, respectively.

The future minimum payments relating to our promissory note payable, as of June 30, 2015, are as follows:

	Payments Due By Period
Transaction	Total	2014 (Six Months)	2015	2016		2017		2018
April 2015 Note	$550,000	$225,000	$325,000	$	---	$	---	$	---
Total	$550,000	$225,000	$325,000	$	---	$	---	$	---

NOTE 11.	STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2015, we had 24,819,534 shares of Common Stock issued and outstanding.  For the three months ended June 30, 2015, we issued 361,516 shares of Common Stock issued for the cashless exercise of a warrant held by Inter-Mountain Capital Corp.

Preferred Stock

As of June 30, 2015, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended June 30, 2015, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2015 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2014	1,676,401	$1.14
Warrants issued	194,118	$0.85
Warrants exercised	(392,857)	$0.35
Warrants cancelled	(357,155)	$2.85
Balance as of June 30, 2015	1,120,507	$0.82

For the three months ended June 30, 2015, we issued a warrant to Inter-Mountain to purchase up to an aggregate of 194,118 shares of Common Stock.  The Warrant has an exercise price of $0.85 per share and expires on April 30, 2020.

Of the warrant shares subject to exercise as of June 30, 2015, expiration of the right to exercise is as follows:
Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
Total	1,120,507

NOTE 12.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Warrants to purchase Common Stock	1,120,507	1,676,401
Stock options to purchase common stock	1,664,573	1,699,907
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	1,189,050	---
Total	3,974,130	3,376,308

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest will be paid in Common Stock based on a price of $0.50 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to June 30, 2015).

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Incentive Stock Options (1)
Quantity	---	---	---	---
Weighted average fair value per share	---	---	---	---
Fair value	---	---	---	---

Nonstatutory Stock Options (2)
Quantity	---	---	---	---
Weighted average fair value per share	---	---	---	---
Fair value	---	---	---	---

(1)	The Company did not award any incentive stock options for the three and six months ended June 30, 2015 and 2014, respectively.
(2)	The Company did not award any nonstatutory stock options for the three and six months ended June 30, 2015 and 2014, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$18,819	$5,365	$37,431	$10,672
Selling, general and administrative	51,019	17,018	107,755	36,251
Total share-based compensation expense	$69,838	$22,383	$145,186	$46,923

At June 30, 2015, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $408,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty seven months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2015 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	1,699,907	$1.73
Granted	---	---
Forfeited/cancelled	(35,334)	$1.77
Exercised	---	---
Outstanding as of June 30, 2015	1,664,573	$1.73

The following table presents the stock option grants outstanding and exercisable as of June 30, 2015:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
882,500	$0.33	7.7	640,000	$0.33
680,000	1.15	7.4	77,500	1.15
33,334	2.55	4.8	33,334	2.55
68,739	25.07	2.1	68,739	25.07
1,664,573	$1.73	7.3	819,573	$2.57

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

For the three and six months ended June 30, 2015 and 2014, we did not grant any restricted stock awards.

At June 30, 2015, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is zero.

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

As of June 30, 2015, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,664,573 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of June 30, 2015, there were 1,065,981 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 14.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair value of our financial instruments at June 30, 2015 and December 31, 2014.

Description	June 30, 2015	December 31, 2014
Liabilities:
Promissory note – April 2015	$550,000	---

NOTE 15.	INCOME TAXES

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

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of June 30, 2015:

Calendar Years	Future Lease Expense
2015 (Six months)	$59,920
2016	119,840
2017	119,840
2018	28,858
2019	---
Total	$328,458

Rent expense for our operating leases amounted to $29,837 and $30,446 for the three months ended June 30, 2015 and 2014, respectively, and $61,002 and $60,826 for the six months ended June 30, 2015 and 2014, respectively.

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

Mr. Kerschbaumer currently serves as a director of Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne currently serves as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of Altrazeal AG.

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

For the six months ended June 30, 2015 and 2014, the Company recorded revenues, in approximate numbers, of $527,000 and $278,000, respectively, with the various Altrazeal Distributors, which represented 95% and 89% of our total revenues.  As of June 30, 2015 and December 31, 2014, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $1,250,000 and $798,000, respectively, which represented 99.8% and 99.5% of our total outstanding accounts receivables.

Purchase of Altrazeal Trading GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to our purchase of 75% of the share capital of Altrazeal Trading.  We currently own the remaining 25% of share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.

Pursuant to the terms and conditions in the Term Sheet, the purchase price will be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading will be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro will be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than June 30, 2015, August 31, 2015, October 31, 2015, and December 31, 2015.  The sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the calculation of shares to be issued will be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price. The purchase of the product inventory for 88,834 Euro will be paid on September 30, 2015.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. The Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction within 60 days.  Such 60 day period expired on July 21, 2015 but both parties are continuing in their efforts to finalize the negotiation and execution of a purchase agreement by no later than November 15, 2015.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of June 30, 2015, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2015	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2) (3)	$151,806	$(119,986)	$(91,000)	$220,673	$140,313	$301,806
Terrance K. Wallberg	14,966	(25,000)	(35,769)	24,230	36,539	14,996
Total	$166,772	$(144,986)	$(126,769)	$244,903	$176,852	$316,772

(1)
During 2015, Mr. Gray temporarily deferred compensation of $151,806 which consisted of $46,806 earned as salary compensation for his duties as President of the Company and $105,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.

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

As of June 30, 2015, the Company’s obligation for temporarily deferred compensation was $316,772 of which $124,272 was included in accrued liabilities and $192,500 was included in accounts payable, respectively.

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2015, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On April 15, 2015, the Company and Inter-Mountain entered into a Settlement Agreement (the “Settlement Agreement”) for the purpose of settling the pending litigation between the Company and Inter-Mountain.  Under the Settlement Agreement and related documents, the Company and Inter-Mountain agreed that Inter-Mountain would exercise the warrant and receive 361,516 shares of Common Stock.  The Settlement Agreement also included standard releases and anticipated the prompt filing of dismissal documents.  As part of the settlement, the Company and Inter-Mountain signed and closed under the Securities Purchase Agreement described in Note 10.

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

NOTE 18.	SUBSEQUENT EVENTS

None.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

Debt Financing – April 2015

On April 15, 2015, we entered into a Securities Purchase Agreement dated April 14, 2015 (the “Purchase Agreement”) with Inter-Mountain Capital Corp., a Delaware corporation (“Inter-Mountain”) related to our issuance of a $550,000 Promissory Note (the “April 2015 Note”).  The purchase price for the April 2015 Note, which reflects a $50,000 original issue discount, was $500,000.  The Purchase Agreement also included representations and warranties, restrictive covenants and indemnification provisions standard for similar transactions.

The April 2015 Note bears interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that is 120 calendar days after the issuance date of the April 2015 Note.  At our option, subject to certain volume, price and other conditions, the monthly installments may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  The April 2015 Note is not subject to conversion at the discretion of Inter-Mountain.

At our option, the outstanding principal balance of the April 2015 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The April 2015 Note is unsecured.

Events of default under the April 2015 Note include failure to make required payments, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the Common Stock, a restatement of financial statements and a default under certain other agreements.  In the event of default, the interest rate under the April 2015 Note increases to 18% and the April 2015 Note becomes callable at a premium.  In addition, Inter-Mountain has all remedies under law and equity.

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

As part of the debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement no later than May 11, 2015 and to cause such registration statement to be declared effective no later than 120 after the closing date and to keep such registration statement effective for a period of no less than 180 days.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on June 4, 2015.

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

Pursuant to the terms and conditions in the Term Sheet, the purchase price will be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading will be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro will be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than June 30, 2015, August 31, 2015, October 31, 2015, and December 31, 2015.  The sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the calculation of shares to be issued will be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price. The purchase of the product inventory for 88,834 Euro will be paid on September 30, 2015

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. The Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction within 60 days.  Such 60 day period expired on July 21, 2015 but both parties are continuing in their efforts to finalize the negotiation and execution of a purchase agreement by no later than November 15, 2015.

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

Comparison of the three months ended June 30, 2015 and 2014

Total Revenues

Revenues were approximately $259,000 for the three months ended June 30, 2015, as compared to revenues of approximately $209,000 for the three months ended June 30, 2014, and were composed of, in approximate amounts, licensing fees of $16,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $243,000 for Altrazeal®.

The increase of approximately $50,000 in revenues is primarily attributable to an increase of approximately $67,000 in Altrazeal® product sales to our international distributors.  This revenue increase was partially offset by a decrease of $17,000 in royalties from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2015 and 2014 were approximately $81,000 and $113,000, respectively, and were composed entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $219,000 for the three months ended June 30, 2015, including $19,000 in share-based compensation, compared to approximately $184,000 for the three months ended June 30, 2014, which included $5,000 in share-based compensation.  The increase of approximately $35,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $16,000 in scientific compensation related to share-based compensation and a higher head count, an increase of $8,000 in direct research costs primarily related to Altrazeal®, an increase of $7,000 in operating costs, and an increase of $4,000 in regulatory consulting costs.

The direct research and development expenses for the three months ended June 30, 2015 and 2014 were, in approximate numbers, as follows:

	Three Months Ended June 30,
Technology	2015	2014
Wound care & nanoparticle	$71,000	$63,000
OraDisc™	4,000	4,000
Aphthasol® & other technologies	1,000	1,000
Total	$76,000	$68,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $495,000 for the three months ended June 30, 2015, including $51,000 in share-based compensation, compared to approximately $411,000 for the three months ended June 30, 2014, which included $17,000 in share-based compensation.  The increase of approximately $84,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $75,000 in marketing costs, an increase of $32,000 in directors fees related to share-based compensation, an increase of $7,000 in costs associated with financing activities, and an increase of $3,000 in insurance costs.  These expense increases were partially offset by, in approximate numbers, a decrease of $24,000 in legal costs due to the settlement of a licensing agreement dispute and a decrease of $9,000 in legal fees related to our patents.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $118,000 for the three months ended June 30, 2015 as compared to approximately $118,000 for the three months ended June 30, 2014.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended June 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense totaled approximately $46,000 for the three months ended June 30, 2015 as compared to approximately $60,000 for the three months ended June 30, 2014.  The decrease of approximately $14,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $70 for the three months ended June 30, 2015 as compared to approximately $500 for the three months ended June 30, 2014

Interest Expense

Interest expense totaled approximately $63,000 for the three months ended June 30, 2015 as compared to approximately $33,000 for the three months ended June 30, 2014.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs.  The increase of approximately $30,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

Foreign Currency Transaction Gain

Foreign currency transaction gain totaled approximately $35,000 for the three months ended June 30, 2015 as compared to nil for the three months ended June 30, 2014.  The gain is related to the fluctuations in the Euro exchange rate experienced during 2014 and 2015 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the six months ended June 30, 2015 and 2014

Total Revenues

Revenues were approximately $554,000 for the six months ended June 30, 2015, as compared to revenues of approximately $311,000 for the six months ended June 30, 2014, and were composed of, in approximate amounts, licensing fees of $31,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $523,000 for Altrazeal®.

The increase of $243,000 in revenues is primarily attributable to an increase of approximately $258,000 in Altrazeal® product sales to our international distributors and an increase of $2,000 in license fees related to Altrazeal®.  These revenues increases were partially offset by a decrease of $17,000 in royalties from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2015 and 2014 were approximately $183,000 and $154,000, respectively, and were composed entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $423,000 for the six months ended June 30, 2015, including $37,000 in share-based compensation, compared to approximately $372,000 for the six months ended June 30, 2014, which included $11,000 in share-based compensation.  The increase of approximately $51,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $37,000 in scientific compensation related to share-based compensation and a higher head count, an increase of $20,000 direct research costs primarily related to Altrazeal®, and an increase of $6,000 in operating costs.  These expense increases were partially offset by a decrease of $12,000 in regulatory consulting costs.

The direct research and development expenses for the six months ended June 30, 2015 and 2014 were, in approximate numbers, as follows:

	Six months Ended June 30,
Technology	2015	2014
Wound care & nanoparticle	$143,000	$124,000
OraDisc™	8,000	7,000
Aphthasol® & other technologies	2,000	2,000
Total	$153,000	$133,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $941,000 for the six months ended June 30, 2015, including $108,000 in share-based compensation, compared to approximately $880,000 for the six months ended June 30, 2014, which included $36,000 in share-based compensation.  The increase of approximately $61,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $155,000 in marketing costs, an increase of $67,000 in directors fees related to share-based compensation, an increase of $11,000 in compensation cost primarily related to share-based compensation, an increase of $7,000 in costs associated with financing activities, an increase of $7,000 in accounting fees related to our annual audit, and an increase of $5,000 in insurance costs.  These expense increases were partially offset by, in approximate numbers, a decrease of $86,000 in investor relations consulting as the prior year included the recognition of a share-based compensation award, a decrease of $76,000 in legal costs due to settlement of a licensing agreement dispute, a decrease of $25,000 in commission costs relating to product licensing, and a decrease of $4,000 in legal fees related to our patents.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $236,000 for the six months ended June 30, 2015 as compared to approximately $236,000 for the six months ended June 30, 2014.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the six months ended June 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense totaled approximately $105,000 for the six months ended June 30, 2015 as compared to approximately $120,000 for the six months ended June 30, 2014.  The decrease of approximately $15,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $200 for the six months ended June 30, 2015 as compared to approximately $5,000 for the six months ended June 30, 2014.  The decrease of approximately $4,800 is attributable to a decrease in interest income resulting from the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Interest Expense (Income)

Interest expense totaled approximately $76,000 for the six months ended June 30, 2015 as compared to approximately $(3,000) for the six months ended June 30, 2014.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs.  The increase of approximately $79,000 in interest expense is primarily attributable to the prior year expense including a credit of approximately $101,000 associated with the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $58,000 for the six months ended June 30, 2015 as compared to nil for the six months ended June 30, 2014.  The increase of approximately $58,000 is related to the fluctuations in the Euro exchange rate experienced during 2014 and 2015 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Loss on Early Extinguishment of Convertible Note

Loss on early extinguishment of convertible note was nil for the six months ended June 30, 2015 as compared to $135,000 for the six months ended June 30, 2014, with such loss in 2014 occurring as a result of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible debentures and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2015 our cash and cash equivalents were approximately $19,000 which is a decrease of approximately $531,000 as compared to our cash and cash equivalents at December 31, 2014 of approximately $550,000.  Our working capital (current assets less current liabilities) was approximately $(924,000) at June 30, 2015 as compared to our working capital at December 31, 2014 of approximately $(53,000).

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2015	2014
Operating activities	$(1,026,000)	$(902,000)
Investing activities	(1,000)	(16,000)
Financing activities	496,000	1,633,000
Net increase (decrease) in cash and cash equivalents	$(531,000)	$715,000

Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities was approximately $1,026,000.  The principal components of net cash used for the six months ended June 30, 2015 were, in approximate numbers, our net loss of $1,468,000, an increase of $450,000 in accounts receivable related to higher international product sales, and an increase of $212,000 in inventory related to the manufacture of Altrazeal®.  Our net loss for the six months ended June 30, 2015 included substantial non-cash charges of approximately $504,000 in the form of share-based compensation, amortization of patents, amortization of debt discount, amortization of debt issuance costs, and depreciation.  The aforementioned net cash used for the six months ended June 30, 2015 was partially offset by, in approximate numbers, an increase of $450,000 in accounts payable due to timing of vendor payments, an increase of $54,000 in accrued liabilities due to compensation deferrals, an increase of $11,000 in accrued interest related to Inter-Mountain debt, an increase of $8,000 in deferred revenues, and a decrease of $77,000 in prepaid expenses related to insurance, listing fees, and consulting.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was approximately $1,000 and relates to the purchase of computer equipment.

Net cash used in investing activities for the six months ended June 30, 2014 was approximately $16,000 and relates to the purchase of manufacturing equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was approximately $496,000 and was composed of $485,000 from the debt transaction with Inter-Mountain in April 2015 and an adjustment of $11,000 of offering costs associated with our sale of preferred stock in 2011.

Net cash provided by financing activities for the six month ended June 30, 2014 was approximately $1,633,000 and was composed of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to the January 2013 Offering,  the final funding $110,000 from the sale of common stock and warrants pursuant to the March 2013 Offering, the funding of $1,800,000 from the exercise of warrants to purchase 2,250,000 shares of common stock pursuant to the Implementation Agreement with Sacks and TPT, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Liquidity

As of June 30, 2015, we had cash and cash equivalents of approximately $19,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2015 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our licensees, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of June 30, 2015, our net working capital (current assets less current liabilities) was approximately $(924,000).  Based on our liquidity as of June 30, 2015, we believe that our liquidity will not be sufficient to fund operations through the third quarter of 2015.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.  We will need capital in the immediate-term to fund our current operations.  In addition, in light of our stage of development and limited sales, we may need additional capital in the foreseeable future in order to expand our business and fund our operations.  We expect to seek funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  We have no agreements with respect to our potential receipt of additional capital.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2015, which is composed of the April 2015 Note, a lease agreement for office and laboratory space in Addison, Texas, and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
April 2015 Note	$550,000	$495,000	$55,000	$	---	$	---
Operating leases	$328,458	$119,840	$208,618	$	---	$	---
Total contractual cash obligations	$878,458	$614,840	$263,618	$	---	$	---

Capital Expenditures

For the six months ended June 30, 2015 and 2014, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $1,000 and $16,000, respectively.  The expenditures in 2015 relate to the purchase of computer equipment and the expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for the remainder of 2015 will be approximately $59,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At June 30, 2015 and December 31, 2014 our cash and cash equivalents totaled approximately $19,000 and $550,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2015 and at December 31, 2014.  As of June 30, 2015, three customers, each being one of our international distributors, exceeded the 5% threshold, with 83%, 12%, and 5%, respectively.  Three customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2014, with 71%, 19%, and 9%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
4.1		Warrant to Purchase Shares of Common Stock dated April 14, 2015. (3)
10.1		Promissory Note dated April 14, 2015. (3)
10.2		Securities Purchase Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.3		Registration Rights Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (3)
10.4		Binding Term Sheet dated May 12, 2015 by and between ULURU Inc., IPMD GmbH, and Firnron Ltd. (4)
10.5	*	Indemnification Agreement dated July 27, 2015 by and between ULURU Inc. and Bradley J. Sacks.
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by reference to the Company’s Form 8-K filed on April 17, 2015.
(4)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 13, 2015.
	*	Filed herewith.
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

ULURU Inc.

Date: August 14, 2015	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)