Form 10-Q
period 2015-09-30
ULURU Inc.
filed 2015-11-16
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2015

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

As of November 16, 2015, there were 29,194,183 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,289	$550,458
Accounts receivable, net	1,983	3,879
Accounts receivable – related party, net	1,253,361	798,147
Inventory	612,312	325,657
Prepaid expenses and deferred charges	101,910	137,858
Total Current Assets	1,971,855	1,815,999

Property, Equipment and Leasehold Improvements, net	286,397	432,110

Other Assets
Intangible assets, net	2,840,304	3,195,689
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	2,858,373	3,213,758

TOTAL ASSETS	$5,116,625	$5,461,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,528,800	$1,536,612
Accrued liabilities	500,419	273,201
Promissory notes payable, net of unamortized debt discount and debt issuance costs, current portion	382,580	---
Deferred revenue, current portion	64,100	58,959
Total Current Liabilities	3,475,899	1,868,772

Long Term Liabilities
Deferred revenue, net of current portion	825,278	839,174
Total Long Term Liabilities	825,278	839,174

TOTAL LIABILITIES	4,301,177	2,707,946

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
25,237,249 and 24,458,018 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25,237	24,458
Additional paid-in capital	56,684,372	56,289,882
Accumulated (deficit)	(55,894,161)	(53,560,419)
TOTAL STOCKHOLDERS’ EQUITY	815,448	2,753,921

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,116,625	$5,461,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Revenues
License fees	$16,157	$14,861	$46,675	$44,098
Royalty income	---	24,439	---	41,452
Product sales, net	8,642	283,483	531,769	548,508
Total Revenues	24,799	322,783	578,444	634,058

Costs and Expenses
Cost of product sold	4,246	223,646	187,062	377,779
Research and development	172,169	172,556	595,663	544,574
Selling, general and administrative	502,165	389,876	1,443,356	1,270,228
Amortization of intangible assets	119,763	119,763	355,385	355,385
Depreciation	41,973	58,702	146,500	178,809
Total Costs and Expenses	840,316	964,543	2,727,966	2,726,775
Operating (Loss)	(815,517)	(641,760)	(2,149,522)	(2,092,717)

Other Income (Expense)
Interest and miscellaneous income	---	198	211	5,258
Interest (expense) income	(51,765)	(27,030)	(127,919)	(24,061)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Foreign currency transaction gain (loss)	1,192	(10,267)	(56,512)	(10,267)
Loss on early extinguishment of convertible note	---	---	---	(135,078)
(Loss) Before Income Taxes	(866,090)	(678,859)	(2,333,742)	(2,256,865)

Income taxes	---	---	---	---
Net (Loss)	$(866,090)	$(678,859)	$(2,333,742)	$(2,256,865)

Basic and diluted net (loss) per common share	$(0.03)	$(0.03)	$(0.09)	$(0.10)

Weighted average number of common shares outstanding	24,968,383	24,518,208	24,733,299	23,363,579

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2015	2014
OPERATING ACTIVITIES :
Net loss	$(2,333,742)	$(2,256,865)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	355,385	355,385
Depreciation	146,500	178,809
Share-based compensation for stock and options issued to employees	37,605	14,452
Share-based compensation for options issued to non-employees	178,388	56,951
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on convertible note	---	(78,078)
Amortization of debt discount on promissory note	24,088	---
Amortization of debt issuance costs	17,627	7,309
Warrants issued (cancelled) for services	---	72,771
Common stock issued (cancelled) for services	---	(22,650)
Common stock issued for interest due on convertible note	27,125	2,063
Loss on early extinguishment of convertible note	---	135,078

Change in operating assets and liabilities:
Accounts receivable	(453,318)	(520,864)
Inventory	(286,655)	76,203
Prepaid expenses and deferred charges	35,948	17,855
Notes receivable and accrued interest	---	777,710
Accounts payable	992,187	(274,090)
Accrued liabilities	227,218	(53,720)
Accrued interest	---	(13,360)
Deferred revenue	(8,755)	(44,098)
Total	1,293,343	687,726

Net Cash Used in Operating Activities	(1,040,399)	(1,569,139)

INVESTING ACTIVITIES :
Purchase of property and equipment	(787)	(28,977)
Net Cash Used in Investing Activities	(787)	(28,977)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	---	610,000
Proceeds from exercise of common stock warrants	---	1,800,000
Proceeds from issuance of promissory note and warrant, net	482,508	---
Offering cost adjustment – preferred stock sale in 2011	10,509	---
Repayment of principle due on convertible note	---	(776,609)
Net Cash Provided by Financing Activities	493,017	1,633,391

Net Increase (Decrease) in Cash	(548,169)	35,275

Cash, beginning of period	550,458	5,119
Cash, end of period	$2,289	$40,394

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,962	$29,006

Non-cash investing and financing activities:
Issuance of common stock for principle due on convertible note	$90,000	$582,029

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been made.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2014, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our existing liquidity, the proceeds from the October 2015 Offering (described in Note 18.), the expected level of operating expenses, projected sales of our existing products combined with other revenues and financing transactions we are exploring, we believe that we do not have sufficient working capital to meet our working capital and capital expenditure requirements beyond the fourth quarter of 2015.  In the long run we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable returns, or at all, to continue operations and may not be able to execute any strategic transactions.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2015, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2015.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 1, 2015.

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

We operate in one business segment: the research, development and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects product sales, licensing fees, and royalties from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.

Our revenues are currently derived primarily from seven licensees for international activities and our domestic sales activities of Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine months Ended September 30,
Revenues	2015	%	2014	%	2015	%	2014	%
Domestic	$6,156	25%	$8,992	3%	$20,043	3%	$30,435	5%
International	18,643	75%	313,791	97%	558,401	97%	603,623	95%
Total	$24,799	100%	$322,783	100%	$578,444	100%	$634,058	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and nine months ended September 30 are represented on the following table:
		Three Months Ended September 30,		Nine months Ended September 30,
Customers	Product	2015	2014	2015	2014
Customer A	Altrazeal®	10%	93%	89%	76%
Customer B	Altrazeal®	22%	2%	3%	15%
Customer C	Altrazeal®	21%	*	*	*
Customer D	Altrazeal®	14%	*	*	*
Total		67%	95%	92%	91%
* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	INVENTORY

As of September 30, 2015, our inventory was composed of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2015 and December 31, 2014:

Inventory	September 30, 2015	December 31, 2014
Raw materials	$45,087	$41,648
Work-in-progress	546,749	271,571
Finished goods	20,476	12,438
Total	$612,312	$325,657

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2015 and December 31, 2014:

Property, equipment and leasehold improvements	September 30, 2015	December 31, 2014
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,599,894	1,599,894
Computers, office equipment, and furniture	153,865	153,078
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,278,596	2,277,809
Less: accumulated depreciation and amortization	(1,992,199)	(1,845,699)
Property, equipment and leasehold improvements, net	$286,397	$432,110

Depreciation expense on property, equipment and leasehold improvements was $41,973 and $58,702 for the three months ended September 30, 2015 and 2014, respectively, and was $146,500 and $178,809 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are composed of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2015 and December 31, 2014:

Intangible assets	September 30, 2015	December 31, 2014
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,785,634)	(6,430,249)
Intangible assets, net	$2,840,304	$3,195,689

Amortization expense for intangible assets was $119,763 and $119,763 for the three months ended September 30, 2015 and 2014, respectively, and was $355,385 and $355,385 for the nine months ended September 30, 2015 and 2014, respectively.

The future aggregate amortization expense for intangible assets, remaining as of September 30, 2015, is as follows:
Calendar Years	Future Amortization Expense
2015 (Three months)	$119,763
2016	476,450
2017	475,148
2018	475,148
2019	475,148
2020 & Beyond	818,647
Total	$2,840,304

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or we have significant influence over the entity, or both.

Altrazeal Trading GmbH

On January 11, 2012, we executed a shareholders’ agreement for the establishment of Altrazeal Trading Ltd., a single purpose entity to be used for the exclusive marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  As a result of this transaction, we were entitled to receive a non-dilutable 25% ownership interest in Altrazeal Trading Ltd.

On February 1, 2014, Altrazeal Trading Ltd. transferred all of their rights and obligations under the existing shareholders’ agreement to Altrazeal Trading GmbH (“Altrazeal Trading”).  As a result of this transfer, we were entitled to receive a non-dilutable 25% ownership interest in Altrazeal Trading.

Unaudited financial statements of Altrazeal Trading for the nine months ended September 30, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal Trading in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal Trading for the nine months ended September 30, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon audited financial statements for the years ended December 31, 2014 and 2013, our unrecorded share of Altrazeal Trading cumulative losses as of December 31, 2014 totaled $295,489.

Summarized financial information for our investment in Altrazeal Trading assuming 100% ownership is as follows:

Altrazeal Trading GmbH	December 31, 2014 (Audited)	December 31, 2013 (Audited)
Balance sheet
Total assets	$1,039,733		$757,784
Total liabilities	$2,179,303		$1,563,046
Total stockholders’ (deficit)	$(1,139,570)		$(805,262)
Statement of operations
Revenues	$882,583	$	---
Net (loss)	$(465,632)		$(798,009)

Purchase of Altrazeal Trading GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (as amended to date, the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to a proposed purchase of the share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  On July 13, 2015, we entered into an amendment to the Term Sheet.

Pursuant to the terms and conditions in the Term Sheet, as amended, the purchase price is required to be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading is required to be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro is required to be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than 180 days following closing.  Under the Term Sheet, the sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the Term Sheet provides the calculation of shares to be issued are to be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. As amended, the Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction no later than 180 days after the execution of the amendment to the Term Sheet.

We are in discussions regarding potentially restructuring the transaction contemplated by the Term Sheet, as revised, as a purchase of selected license and distribution rights held by Altrazeal Trading and the offset of certain accounts receivable and accounts payable amounts incurred during 2015.  We expect at least a portion of the transaction to close by the end of 2015.

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, a single purpose entity to be used for the exclusive development and marketing of OraDisc™ erodible film technology products.  We were entitled to receive a non-dilutable 25% ownership interest in ORADISC GmbH.

Unaudited financial statements for the nine months ended September 30, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH in our financial statements for such reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the nine months ended September 30, 2015 and for the years ended December 31, 2014 and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the years ended December 31, 2014 and 2013, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2014 totaled $22,826.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
Balance sheet
Total assets		$237,726		$305,069
Total liabilities		$286,643		$302,572
Total stockholders’ (deficit)		$(48,917)		$2,497
Statement of operations
Revenues	$	---	$	---
Net (loss)		$(47,450)		$(34,671)

Altrazeal AG

On February 1, 2014, we executed a shareholders’ agreement with Altrazeal AG, a single purpose entity for the marketing of Altrazeal® in several territories, including Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, the Commonwealth of Independent States, Jordan, Syria, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand).  As a result of this transaction, we were entitled to receive a non-dilutable 25% ownership interest in Altrazeal AG.

Audited or unaudited financial statements of Altrazeal AG for the nine months ended September 30, 2015 and for the year ended December 31, 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the nine months ended September 30, 2015 and for the year ended December 31, 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2015 and December 31, 2014:

Accrued Liabilities	September 30, 2015	December 31, 2014
Accrued compensation/benefits	$344,496	$96,795
Accrued taxes – payroll	96,404	106,299
Accrued insurance payable	51,836	69,815
Accrued property taxes	7,679	---
Product rebates/returns	4	13
Other	---	279
Total accrued liabilities	$500,419	$273,201

NOTE 10.	PROMISSORY NOTE PAYABLE

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

Information relating to our promissory note payable is as follows:

					As of September 30, 2015
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		$460,000	$45,047	$32,373	$382,580
Total	$550,000				$460,000	$45,047	$32,373	$382,580

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

The amount of interest cost recognized from our promissory note and convertible notes payable was $13,678 and $956 for the three months ended September 30, 2015 and 2014, respectively, and was $25,442 and $20,853 for the nine months ended September 30, 2015 and 2014, respectively.

The amount of debt discount amortized from our promissory note and convertible notes payable was $13,053 and $552 for the three months ended September 30, 2015 and 2014, respectively, and was $24,088 and $(78,078) for the nine months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015, we issued 417,715 shares of Common Stock for two installment payments of principal and interest due on the April 2015 Note.

The future minimum payments relating to our promissory note payable, as of September 30, 2015, are as follows:

	Payments Due By Period
Transaction	Total	2015 (Three Months)	2016	2017		2018		2019
April 2015 Note	$460,000	$135,000	$325,000	$	---	$	---	$	---
Total	$460,000	$135,000	$325,000	$	---	$	---	$	---

NOTE 11.	STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2015, we had 25,237,249 shares of Common Stock issued and outstanding.  For the three months ended September 30, 2015, we issued 417,715 shares of Common Stock for two installment payments of principal and interest due on the April 2015 Note with Inter-Mountain.

Preferred Stock

As of September 30, 2015, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended September 30, 2015, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2015 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2014	1,676,401	$1.14
Warrants issued	194,118	$0.85
Warrants exercised	(392,857)	$0.35
Warrants cancelled	(357,155)	$2.85
Balance as of September 30, 2015	1,120,507	$0.82

For the nine months ended September 30, 2015, we issued a warrant to Inter-Mountain to purchase up to an aggregate of 194,118 shares of Common Stock (described in Note 10).  The Warrant has an exercise price of $0.85 per share and expires on April 30, 2020.

Of the warrant shares subject to exercise as of September 30, 2015, expiration of the right to exercise is as follows:
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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Warrants to purchase Common Stock	1,120,507	1,676,401
Stock options to purchase common stock	1,664,573	1,699,907
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	1,325,561	---
Total	4,110,641	3,376,308

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest will be paid in Common Stock based on a price of $0.22 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to September 30, 2015), subject to certain ownership limitations.

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

Our Board granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Incentive Stock Options (1)
Quantity	---	125,000	---	125,000
Weighted average fair value per share	---	$0.81	---	$0.81
Fair value	---	$101,171	---	$101,171

Nonstatutory Stock Options (2)
Quantity	---	560,000	---	560,000
Weighted average fair value per share	---	$0.81	---	$0.81
Fair value	---	$453,250	---	$453,250

(1)	The Company did not award any incentive stock options for the three and nine months ended September 30, 2015.
(2)	The Company did not award any nonstatutory stock options for the three and nine months ended September 30, 2015.

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

	Nine Months Ended September 30,
	2015	2014
Incentive Stock Options
Expected volatility (1)	---	107.66%
Risk-free interest rate % (2)	---	1.75%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

Nonstatutory Stock Options
Expected volatility (1)	---	107.66%
Risk-free interest rate % (2)	---	1.75%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---
Forfeiture rate	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Research and development	$18,692	$6,164	$56,123	$16,836
Selling, general and administrative	52,115	18,316	159,870	54,567
Total share-based compensation expense	$70,807	$24,480	$215,993	$71,403

At September 30, 2015, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $337,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty four months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2015 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	1,699,907	$1.73
Granted	---	---
Forfeited/cancelled	(35,334)	$1.77
Exercised	---	---
Outstanding as of September 30, 2015	1,664,573	$1.73

The following table presents the stock option grants outstanding and exercisable as of September 30, 2015:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
882,500	$0.33	7.5	640,000	$0.33
680,000	1.15	7.2	155,000	1.15
33,334	2.55	4.6	33,334	2.55
68,739	25.07	1.8	68,739	25.07
1,664,573	$1.73	7.1	897,073	$2.45

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

For the three and nine months ended September 30, 2015 and 2014, we did not grant any restricted stock awards.

At September 30, 2015, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is zero.

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

As of September 30, 2015, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,664,573 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of September 30, 2015, there were 1,065,981 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2015 and December 31, 2014.

Description	September 30, 2015	December 31, 2014
Liabilities:
Promissory note – April 2015	$460,000	---

NOTE 15.	INCOME TAXES

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

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of September 30, 2015:

Calendar Years	Future Lease Expense
2015 (Three months)	$29,960
2016	119,840
2017	119,840
2018	28,858
2019	---
Total	$298,498

Rent expense for our operating leases amounted to $30,539 and $32,369 for the three months ended September 30, 2015 and 2014, respectively, and $91,238 and $93,195 for the nine months ended September 30, 2015 and 2014, respectively.

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

For the nine months ended September 30, 2015 and 2014, the Company recorded revenues, in approximate numbers, of $538,000 and $586,000, respectively, with the various Altrazeal Distributors, which represented 93% and 92% of our total revenues.  As of September 30, 2015 and December 31, 2014, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $1,253,000 and $798,000, respectively, which represented 99.8% and 99.5% of our total outstanding accounts receivables.

Mr. Kerschbaumer is an officer and shareholder of IPMD GmbH and Mr. Kuehne is a shareholder of IPMD GmbH and may each be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the IPMD GmbH.  We received temporary working capital advances from IPMD GmbH of $100,000 on July 15, 2015, $80,000 on July 21, 2015, and $40,000 on September 17, 2015.  As of September 30, 2015, the Company’s obligation for temporary working capital advances was $220,000 and was included in accounts payable.  We have subsequently repaid $220,000 to IPMD GmbH on October 27, 2015.

Purchase of Altrazeal Trading GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (as amended to date, the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to a proposed purchase of the share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  On July 13, 2015, we entered into an amendment to the Term Sheet.

Pursuant to the terms and conditions in the Term Sheet, as amended, the purchase price is required to be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading is required to be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro is required to be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than 180 days following closing.  Under the Term Sheet, the sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the Term Sheet provides the calculation of shares to be issued are to be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. As amended, the Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction no later than 180 days after the execution of the amendment to the Term Sheet.

We are in discussions regarding potentially restructuring the transaction contemplated by the Term Sheet, as revised, as a purchase of selected license and distribution rights held by Altrazeal Trading and the offset of certain accounts receivable and accounts payable amounts incurred during 2015.  We expect at least a portion of the transaction to close by the end of 2015.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of September 30, 2015, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2015	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2) (3)	$246,570	$(119,986)	$(91,000)	$220,673	$140,313	$396,570
Terrance K. Wallberg	53,540	(25,000)	(35,769)	24,230	36,539	53,540
Other employees	54,871	---	---	---	---	54,871
Total	$354,981	$(144,986)	$(126,769)	$244,903	$176,852	$504,981

(1)
During 2015, Mr. Gray temporarily deferred compensation of $246,570 which consisted of $89,070 earned as salary compensation for his duties as President of the Company and $157,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.

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

As of September 30, 2015, the Company’s obligation for temporarily deferred compensation was $504,981 of which $259,981 was included in accrued liabilities and $245,000 was included in accounts payable, respectively.

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2015, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On September 6, 2015, we entered into a Securities Purchase Agreement (the “SPA”) with several institutional investors (collectively, the “Investors”) relating to an equity investment of $1,588,225 by the Investors for 4,179,539 shares of our common stock, par value $0.001 per share (the “Shares”) and a per-share purchase price of $0.38 (the “October 2015 Offering”).

The purchase and sale of the Shares will take place at three closings, with net proceeds of approximately $1,050,000, after deducting offering expenses, received on October 23, 2015; net proceeds of approximately $220,000, after deducting offering expenses, received on November 9, 2015; and net proceeds of approximately $117,000, after deducting offering expenses, have not been received as of the date of this Report.  We anticipate that we will receive the remaining $117,000 in net proceeds by the end of 2015, but we are uncertain when or if we will receive such subscription proceeds.

As part of the offering expenses, we paid to a European placement agent a referral fee equal to 12% of the gross proceeds immediately following each closing, provided that the investors are not U.S. Persons and were solicited outside the United States.

We also entered into a Registration Rights Agreement with the Investors under which we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement with respect to the resale of the Shares no later than September 26, 2015 and thereafter use all commercially reasonable efforts to cause such registration statement to become effective.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on October 9, 2015.  We are required to keep such registration statement effective until the earliest of (i) the date that is six months after the Closing Date under the SPA, (ii) the date when the respective Investor may sell all of the Shares under Rule 144 without volume limitations, or (iii) the date the Investor no longer owns any of the Shares.

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

▪	Develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and delivery of actives to the oral cavity.

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

Recent Developments

Common Stock Transaction - October 2015

On September 6, 2015, we entered into a Securities Purchase Agreement with several institutional investors (collectively, the “Investors”) relating to an equity investment of $1,588,225 by the Investors for 4,179,539 shares of our common stock, par value $0.001 per share (the “Shares”) and a per-share purchase price of $0.38 (the “October 2015 Offering”).

The purchase and sale of the Shares will take place at three closings, with net proceeds of approximately $1,050,000, after deducting offering expenses, received on October 23, 2015; net proceeds of approximately $220,000, after deducting offering expenses, received on November 9, 2015; and net proceeds of approximately $117,000, after deducting offering expenses, have not been received as of the date of this Report.  We anticipate that we will receive the remaining $117,000 in net proceeds by the end of 2015, but we are uncertain when or if we will receive such subscription proceeds.

As part of the offering expenses, we paid to a European placement agent a referral fee equal to 12% of the gross proceeds immediately following each closing, provided that the investors are not U.S. Persons and were solicited outside the United States.

We also entered into a Registration Rights Agreement with the Investors under which we agreed to prepare and file with the SEC a registration statement with respect to the resale of the Shares no later than September 26, 2015 and thereafter use all commercially reasonable efforts to cause such registration statement to become effective.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on October 9, 2015.  We are required to keep such registration statement effective until the earliest of (i) the date that is six months after the Closing Date under the SPA, (ii) the date when the respective Investor may sell all of the Shares under Rule 144 without volume limitations, or (iii) the date the Investor no longer owns any of the Shares.

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

Purchase of Altrazeal Trading, GmbH – May 2015

On May 12, 2015, we entered into a Binding Term Sheet (as amended to date, the “Term Sheet”) with IPMD GmbH, an Austrian limited liability company, and Firnron Ltd., a Cypriot limited liability company (collectively, the “Seller”) related to a proposed purchase of the share capital of Altrazeal Trading.  Altrazeal Trading is the distributor of Altrazeal® transforming powder dressing in European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  On July 13, 2015, we entered into an amendment to the Term Sheet.

Pursuant to the terms and conditions in the Term Sheet, as amended, the purchase price is required to be composed of 3,150,000 Euro for the purchase of the share capital of Altrazeal Trading and 88,834 Euro for the purchase of product inventory.  The purchase of the share capital of Altrazeal Trading is required to be paid in installments, with 1,147,200 Euro due at closing (of which 646,500 Euro is required to be paid with an offset of accounts receivable) and five installment payments of 500,700 Euro due by no later than 180 days following closing.  Under the Term Sheet, the sale is structured as an “installment sale”, with 15% of equity in Altrazeal Trading being transferred upon the payment of each installment by us.  The installments are payable in either cash or in shares of our common stock at our option.  If installment payments are made in common stock, the Term Sheet provides the calculation of shares to be issued are to be 110% of the average closing price for the last 10 trading days prior to the installment payment date and include a warrant for 10% of the shares issued with a premium of $0.30 per share to the market price.

To the extent we issue shares of common stock to pay the purchase price, we have agreed to register the resale of such shares to the extent possible. As amended, the Term Sheet anticipates the negotiation and execution of a purchase agreement containing all terms of the Term Sheet and other standard terms for such a transaction no later than 180 days after the execution of the amendment to the Term Sheet.

We are in discussions regarding potentially restructuring the transaction contemplated by the Term Sheet, as revised, as a purchase of selected license and distribution rights held by Altrazeal Trading and the offset of certain accounts receivable and accounts payable amounts incurred during 2015.  We expect at least a portion of the transaction to close by the end of 2015.

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

Comparison of the three months ended September 30, 2015 and 2014

Total Revenues

Revenues were approximately $25,000 for the three months ended September 30, 2015, as compared to revenues of approximately $323,000 for the three months ended September 30, 2014, and were composed of, in approximate amounts, licensing fees of $16,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $9,000 for Altrazeal®.

The decrease of approximately $298,000 in revenues is primarily attributable to a decrease of $274,000 in Altrazeal® product sales to our international distributors and a decrease of $24,000 in royalties from our international distributors.  The decrease in product sales is due to the timing of orders from our international distributors which are unpredictable and my lead to significant fluctuations on a quarterly basis.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $4,000 for the three months ended September 30, 2015 and was composed of, in approximate numbers, $3,000 from the sale of our Altrazeal® products and $1,000 from the write-off of obsolete raw materials.  Cost of goods sold totaled approximately $224,000 for the three months ended September 30, 2014 and was composed of, in approximate numbers, $213,000 from the sale of our Altrazeal® products and $11,000 from the write-off of obsolete inventory.

Research and Development

Research and development expenses totaled approximately $172,000 for the three months ended September 30, 2015, including $19,000 in share-based compensation, compared to approximately $173,000 for the three months ended September 30, 2014, which included $6,000 in share-based compensation.  The decrease of approximately $1,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $14,000 in direct research costs primarily related to Altrazeal® and a decrease of $3,000 in regulatory consulting costs.  These expense decreases were partially offset by an increase of $16,000 in scientific compensation primarily related to share-based compensation.

The direct research and development expenses for the three months ended September 30, 2015 and 2014 were, in approximate numbers, as follows:

	Three Months Ended September 30,
Technology	2015	2014
Wound care & nanoparticle	$32,000	$46,000
OraDisc™	4,000	4,000
Aphthasol® & other technologies	---	---
Total	$36,000	$50,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $502,000 for the three months ended September 30, 2015, including $52,000 in share-based compensation, compared to approximately $390,000 for the three months ended September 30, 2014, which included $18,000 in share-based compensation.  The increase of approximately $112,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $105,000 in marketing costs, an increase of $34,000 related to our annual meeting of stockholder held in September 2015, an increase of $32,000 in directors fees related to share-based compensation, an increase of $14,000 in investor relations consulting, an increase of $10,000 in costs associated with financing activities, an increase of $6,000 in administrative compensation primarily related to share-based compensation, an increase of $4,000 in costs related to XBRL reporting, and an increase of $3,000 in insurance costs.  These expense increases were partially offset by, in approximate numbers, a decrease of $92,000 in legal costs due to the settlement of a licensing agreement dispute and a decrease of $4,000 in occupancy costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $120,000 for the three months ended September 30, 2015 as compared to approximately $120,000 for the three months ended September 30, 2014.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the three months ended September 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense totaled approximately $42,000 for the three months ended September 30, 2015 as compared to approximately $59,000 for the three months ended September 30, 2014.  The decrease of approximately $17,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled nil for the three months ended September 30, 2015 as compared to approximately $200 for the three months ended September 30, 2014

Interest Expense

Interest expense totaled approximately $52,000 for the three months ended September 30, 2015 as compared to approximately $27,000 for the three months ended September 30, 2014.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs.  The increase of approximately $25,000 is primarily attributable to costs associated with our convertible debt and interest costs relating to regulatory fees.

Foreign Currency Transaction Gain

Foreign currency transaction gain totaled approximately $1,000 for the three months ended September 30, 2015 as compared to a loss of approximately $10,000 for the three months ended September 30, 2014.  The gain is related to the fluctuations in the Euro exchange rate experienced during 2014 and 2015 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the nine months ended September 30, 2015 and 2014

Total Revenues

Revenues were approximately $578,000 for the nine months ended September 30, 2015, as compared to revenues of approximately $634,000 for the nine months ended September 30, 2014, and were composed of, in approximate amounts, licensing fees of $46,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $532,000 for Altrazeal®.  The decrease of $56,000 in revenues is primarily attributable to, in approximate numbers, a decrease of $17,000 in Altrazeal® product sales to our international distributors and a decrease of $41,000 in royalties from our international distributors.  These revenues decreases were partially offset by an increase of $2,000 in license fees related to Altrazeal®.  The decrease in product sales is due to the timing of orders from our international distributors which are unpredictable and my lead to significant fluctuations on a quarterly basis.

 Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $187,000 for the nine months ended September 30, 2015 and was composed of, in approximate numbers, $186,000 from the sale of our Altrazeal® products and $1,000 from the write-off of obsolete raw materials.  Cost of goods sold totaled approximately $378,000 for the nine months ended September 30, 2014 and was composed of, in approximate numbers, $367,000 from the sale of our Altrazeal® products and $11,000 from the write-off of obsolete inventory.

Research and Development

Research and development expenses totaled approximately $596,000 for the nine months ended September 30, 2015, including $56,000 in share-based compensation, compared to approximately $545,000 for the nine months ended September 30, 2014, which included $17,000 in share-based compensation.  The increase of approximately $51,000 in research and development expenses was primarily due to, in approximate numbers, an increase of $54,000 in scientific compensation primarily related to share-based compensation, an increase of $5,000 direct research costs primarily related to Altrazeal®, and an increase of $7,000 in operating costs.  These expense increases were partially offset by a decrease of $15,000 in regulatory consulting costs.

The direct research and development expenses for the nine months ended September 30, 2015 and 2014 were, in approximate numbers, as follows:

	Nine months Ended September 30,
Technology	2015	2014
Wound care & nanoparticle	$175,000	$170,000
OraDisc™	11,000	11,000
Aphthasol® & other technologies	2,000	2,000
Total	$188,000	$183,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,443,000 for the nine months ended September 30, 2015, including $160,000 in share-based compensation, compared to approximately $1,270,000 for the nine months ended September 30, 2014, which included $54,000 in share-based compensation.  The increase of approximately $173,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $260,000 in marketing costs, an increase of $98,000 in directors fees related to share-based compensation, an increase of $26,000 related to costs for investor meetings, an increase of $17,000 in administrative compensation cost primarily related to share-based compensation, an increase of $16,000 in costs associated with financing activities, an increase of $10,000 in insurance costs, an increase of $8,000 in accounting fees related to our annual audit, and an increase of $6,000 in costs related to XBRL reporting.  These expense increases were partially offset by, in approximate numbers, a decrease of $168,000 in legal costs due to settlement of a licensing agreement dispute, a decrease of $65,000 in investor relations consulting as the prior year included the recognition of a share-based compensation award, a decrease of $25,000 in commission costs relating to product licensing, a decrease of $6,000 in occupancy costs, and a decrease of $4,000 in legal fees related to our patents.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $355,000 for the nine months ended September 30, 2015 as compared to approximately $355,000 for the nine months ended September 30, 2014.  The expense for each period consists primarily of amortization associated with our acquired patents.  There were no additional purchases of patents during the nine months ended September 30, 2015 and 2014, respectively.

Depreciation

Depreciation expense totaled approximately $147,000 for the nine months ended September 30, 2015 as compared to approximately $179,000 for the nine months ended September 30, 2014.  The decrease of approximately $32,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $200 for the nine months ended September 30, 2015 as compared to approximately $5,200 for the nine months ended September 30, 2014.  The decrease of approximately $5,000 is attributable to a decrease in interest income resulting from the deduction and offset in January 2014 of the outstanding notes receivable from Inter-Mountain (the “Investor Notes”) against the outstanding principle due on the convertible promissory note we issued to Inter-Mountain.

Interest Expense

Interest expense totaled approximately $128,000 for the nine months ended September 30, 2015 as compared to approximately $24,000 for the nine months ended September 30, 2014.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs.  The increase of approximately $104,000 in interest expense is primarily attributable to the prior year expense including a credit of approximately $101,000 associated with the deduction and offset in January 2014 of the outstanding notes receivable against the outstanding principle due on the convertible promissory note with Inter-Mountain and the final payoff of the convertible promissory note with Inter-Mountain in March 2014.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $57,000 for the nine months ended September 30, 2015 as compared to a loss of $10,000 for the nine months ended September 30, 2014.  The increase of approximately $47,000 is related to the fluctuations in the Euro exchange rate experienced during 2014 and 2015 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Loss on Early Extinguishment of Convertible Note

Loss on early extinguishment of convertible note was nil for the nine months ended September 30, 2015 as compared to $135,000 for the nine months ended September 30, 2014, with such loss in 2014 occurring as a result of our election to exercise our rights under the promissory note issued in 2012 to Inter-Mountain and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the promissory notes by Inter-Mountain to us.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have provided, and are expected in the future to provide, funding for operations. Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2015 our cash and cash equivalents were approximately $2,000 which is a decrease of approximately $548,000 as compared to our cash and cash equivalents at December 31, 2014 of approximately $550,000.  Our working capital (current assets less current liabilities) was approximately $(1,504,000) at September 30, 2015 as compared to our working capital at December 31, 2014 of approximately $(53,000).

Consolidated Cash Flow Data
	Nine months Ended September 30,
Net Cash Provided by (Used in)	2015	2014
Operating activities	$(1,040,000)	$(1,569,000)
Investing activities	(1,000)	(29,000)
Financing activities	493,000	1,633,000
Net increase (decrease) in cash and cash equivalents	$(548,000)	$35,000

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities was approximately $1,040,000.  The principal components of net cash used for the nine months ended September 30, 2015 were, in approximate numbers, our net loss of $2,334,000, an increase of $453,000 in accounts receivable related to increased international product sales, an increase of $286,000 in inventory related to the manufacture of Altrazeal®, and a decrease of $9,000 in deferred revenues.  Our net loss for the nine months ended September 30, 2015 included substantial non-cash charges of approximately $787,000 in the form of share-based compensation, depreciation, amortization of patents, amortization of debt discount, amortization of debt issuance costs, and interest due on a promissory note settled with common stock.  The aforementioned net cash used for the nine months ended September 30, 2015 was partially offset by, in approximate numbers, an increase of $992,000 in accounts payable due to timing of vendor payments, an increase of $227,000 in accrued liabilities due to compensation deferrals, and a decrease of $36,000 in prepaid expenses related to insurance, listing fees, and consulting.

For the nine months ended September 30, 2014, net cash used in operating activities was approximately $1,569,000.  The principal components of net cash used for the nine months ended September 30, 2014 were, in approximate numbers, our net loss of $2,257,000, a decrease of $274,000 in accounts payable due to timing of vendor payments, a decrease of $54,000 in accrued liabilities related to compensation and insurance, a decrease of $44,000 in deferred revenues due to amortization of revenues, a decrease of $13,000 in accrued interest, and an increase of $521,000 in accounts receivable.  Our net loss for the nine months ended September 30, 2014 included substantial non-cash charges of approximately $722,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the loss on early extinguishment of a convertible note.  The aforementioned net cash used for the nine months ended September 30, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding Investor Notes, a decrease of $76,000 in inventory, and a decrease of $18,000 in prepaid expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was approximately $1,000 and relates to the purchase of computer equipment.

Net cash used in investing activities for the nine months ended September 30, 2014 was approximately $29,000 and relates to the purchase of equipment for the manufacture of Altrazeal® and equipment for our computer systems.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was approximately $493,000 and was composed of $482,000 from the debt transaction with Inter-Mountain in April 2015 and an adjustment of $11,000 of offering costs associated with our sale of preferred stock in 2011.

Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $1,633,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to an offering with multiple funding dates beginning January 2013,  the final funding $110,000 from the sale of common stock and warrants pursuant to an offering with multiple funding dates beginning in March 2013, the funding of $1,800,000 from the exercise of warrants to purchase 3,000,000 shares of common stock pursuant to exercise of the warrants associated with January 2013 transactions (after assignment to a third party), and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Liquidity

As of September 30, 2015, we had cash and cash equivalents of approximately $2,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2015 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our licensees, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of September 30, 2015, our net working capital (current assets less current liabilities) was approximately $(1,504,000).  Based on our liquidity as of September 30, 2015 and the proceeds from the October 2015 Offering, we believe that our liquidity will not be sufficient to fund operations beyond the fourth quarter of 2015.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.  We will need capital in the immediate-term to fund our current operations.  In addition, in light of our stage of development and limited sales, we may need additional capital in the foreseeable future in order to expand our business and fund our operations.  We expect to seek funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  We have no agreements with respect to our potential receipt of additional capital.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2015, which is composed of the April 2015 Note, a lease agreement for office and laboratory space in Addison, Texas, and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
April 2015 Note	$460,000	$460,000	$	---	$	---	$	---
Operating leases	$298,498	$119,840		$178,658	$	---	$	---
Total contractual cash obligations	$758,498	$579,840		$178,658	$	---	$	---

Capital Expenditures

For the nine months ended September 30, 2015 and 2014, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $1,000 and $29,000, respectively.  The expenditures in 2015 relate to the purchase of computer equipment and the expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.  At this time, we believe that our capital expenditures for the remainder of 2015 will be approximately $29,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At September 30, 2015 and December 31, 2014 our cash and cash equivalents totaled approximately $2,000 and $550,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2015 and at December 31, 2014.  As of September 30, 2015, three customers, each being one of our international distributors, exceeded the 5% threshold, with 83%, 12%, and 5%, respectively.  Three customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2014, with 71%, 19%, and 9%, respectively.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

        None, other than as previously reported.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
10.1.1		Binding Term Sheet dated May 12, 2015 by and between ULURU Inc., IPMD GmbH, and Firnron Ltd. (3)
10.1.2		Amendment to Binding Term Sheet dated July 13, 2015 by and between ULURU Inc. and IPMD GmbH (4)
10.5		Indemnification Agreement dated July 27, 2015 by and between ULURU Inc. and Bradley J. Sacks. (5)
10.6		Securities Purchase Agreement, dated August 31, 2015 and executed on September 6, 2015, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (7)
10.7		Registration Rights Agreement, dated August 31, 2015 and executed on September 6, 2015, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (6)
10.8	*	Indemnification Agreement dated September 25, 2015 by and between ULURU Inc. and Robert F. Goldrich.
10.9	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Helmut Kerschbaumer.
10.10	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Klaus Kuehne.
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 13, 2015.
(4)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on September 25, 2015.
(5)		Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2015.
(6)		Incorporated by reference to the Company’s Form 8-K filed on September 11, 2015.
(7)		Incorporated by reference to the Company’s Form 8-K/A filed on September 25, 2015.
	*	Filed herewith.
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

ULURU Inc.

Date: November 16, 2015	By:	/s/ Kerry P. Gray
Kerry P. Gray
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)