Form 10-K
period 2015-12-31
ULURU Inc.
filed 2016-03-30
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $5,659,000 based on the closing price of the registrant’s common stock as reported on the OTCQB™ marketplace on such date.

As of March 30, 2016, there were 37,728,989 shares of the registrant’s Common Stock, $0.001 par value per share, and nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

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

No assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which are estimates and speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Altrazeal®, Aphthasol®, Nanoflex®, OraDiscTM, the ULURU logo and other trademarks or service marks of ULURU Inc. appearing in this Report are the property of ULURU Inc.  This Report contains additional trade names, trademarks and service marks of other companies, which belong to such companies.

ITEM 1.	BUSINESS

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, “We”, “ULURU” or the “Company”) is a Nevada corporation.

We are a specialty pharmaceutical company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on our Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, additional products may be developed utilizing our patented Nanoflex® and OraDiscTM technologies.

▪
Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in September 2008, the product is indicated for both exuding acute wounds such as partial thickness burns, donor sites, non-healing surgical wounds, and trauma and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers;

▪	Aphthasol® is a drug approved by the FDA for the treatment of canker sores; and
▪	OraDisc™ A was developed as an improved drug delivery system for the treatment of canker sores.

Recently, we have developed a series of operational plans to enhance and streamline the business:

▪	We have embarked on a plan to consolidate operations of disparate affiliates to remove inefficiency and align interests;
▪	We completed the acquisition of the European, Middle East and Australian marketing and distribution rights for Altrazeal® from Altrazeal Trading GmbH and IPMD GmbH;
▪	We have determined that creating a product roadmap with line extensions is necessary to respond to market interest in Altrazeal®;
▪	We have implemented a plan to restructure our operations to improve efficiency and reduce cost, including production, distribution, and administration costs;
▪	We are undertaking efforts to stimulate sales and enhance marketing; and
▪	We have developed a new plan to streamline regulatory activity to expedite new market entry.

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

Nanoflex® Powder

Our Nanoflex® Powder is a novel wound treatment technology used to promote the healing of exuding wounds.  We believe that the scientifically engineered material has qualities not available in other dressings currently available in terms of properties and performance, and can be used in chronic, acute, surgical and traumatic wounds.  It is formulated as a two-polymer blend in a specific ratio.  In the presence of wound exudate, the particles hydrate and irreversibly aggregate to conform to the contours of the wound bed, transforming into a moist, flexible, moisture-permeable film.  This film not only provides an optimal moist wound environment which supports cellular function and tissue repair, but it is also of appropriate pore size to prevent intrusion by exogenous bacteria.  After application to the wound bed, Nanoflex® Powder exhibits mechanical properties which are similar to soft tissue.  The stable, non-resorbable film flakes off at the edges as the wound heals, like a scab. It can remain in place for up to 14 days if exudate is present and can be painlessly removed without additional trauma, leaving no residue in the wound bed.  Nanoflex® Powder can also serve as a drug delivery matrix for antiseptics, and there is significant potential for its use as a delivery platform for anti-inflammatory drugs such as corticosteroids, pro-angiogenic agents, and other actives such as growth factors to accelerate wound healing.

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

OraDisc™ was initially developed as a drug delivery system to treat canker sores using amlexanox as the active ingredient, which is the same active ingredient used in our Aphthasol® paste.  We have continued to develop the OraDisc™ technology and we have generated or are exploring additional prototype drug delivery products, including those for pain palliation in the oral cavity, breath freshener, and other dental applications.  Work has commenced on the development of a range of prescription products, including products to treat migraine, erectile dysfunction, neurological conditions, and asthma.

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

Since the roll-out of Altrazeal® in June 2008, there have been many outstanding clinical results.  Positive clinical experiences have been documented through the completion of one randomized clinical trial, the publishing of more than 40 poster presentations, two peer reviewed articles being published in an international indexed journal, and multiple publications in the international literature.  The extensive clinical data supporting the benefits of Altrazeal® has been further enhanced by the clinical experience various global markets.  To further improve the cost effectiveness of Altrazeal®, we now offer a 0.75 gram blister pack along with our original 2 gram and 5 gram pouches.  We believe the 0.75 gram blister pack contains a quantity of product more appropriate for treating smaller chronic wounds.

The focus of our commercial activities is introducing Altrazeal® globally directly and through our network of distribution partners. Due to the efforts of our licensee Altrazeal AG and our former licensee Altrazeal Trading GmbH (“Altrazeal Trading”), Altrazeal® has contractual partners in approximately thirty international territories, including the European Union, Switzerland, Serbia, Macedonia, Montenegro, Bosnia, Albania, Australia, Singapore, South Africa, Kenya, Uganda, Ruanda Tanzania, the Middle East, and Latin America.  The clinical and economic benefits that can be derived using Altrazeal® are important marketing features in socialized medical programs throughout Europe and many global markets.  We believe that near-term revenue growth will be maximized by focusing on international markets.  Consequently, our limited resources are being allocated to international expansion rather than growth in the United States.

Our current plan is to develop a strong presence internationally through a network of distributors and to engage a marketing partner for the U.S. By adopting this strategy we believe we will improve our ability to engage significant marketing partners with the necessary experience and financial resources to effectively compete internationally and in the U.S market.

In June 2010, we entered into a licensing and supply agreement with Jiangxi Aiqilin Pharmaceuticals Group Company, a corporation in China (“Aiqilin”), for the development and commercialization of Altrazeal® in China, including Hong Kong, Macau, and Taiwan.  Under the terms of the agreement, we received an upfront licensing payment, will receive a royalty based on product sales and milestone payments based on certain regulatory approvals and on the achievement of certain cumulative product sales performance.  Aiqilin has also been granted certain manufacturing rights.  The agreement covers Altrazeal®, Altrazeal® Silver, and Altrazeal® Collagen.  Currently, we believe that Aiqilin has discontinued their efforts in the development and commercialization of Altrazeal® in China and we intend to evaluate the prospect of appointing a new marketing partner for these territories.

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

In September 2010, we entered into a worldwide distribution agreement appointing Novartis Animal Health, Inc. as the exclusive distributor of a veterinary version of Altrazeal® for marketing to the animal health sector.  Under the terms of the agreement, we will supply Novartis Animal Health, Inc. with finished product for marketing in the global markets.  The agreement further states that other wound care products developed by us may also be covered by the agreement upon the mutual agreement of the parties.  In November 2012, we completed the initial shipment of the veterinary version of Altrazeal® to Novartis Animal Health, Inc.  Currently, we believe that Novartis has discontinued their efforts in the distribution and marketing of the veterinary version of Altrazeal® in the global markets and we intend to evaluate the prospect of appointing a new marketing partner for these territories

In January 2012, we executed a License and Supply Agreement with Melmed Holding AG (the “Melmed Agreement”) for the marketing of Altrazeal® throughout the European Union, Australia, New Zealand, North Africa, and the Middle East.  In February 2014, we executed an amendment to the Melmed Agreement for the purpose of expanding the territories to include Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  As a result of a License Purchase and Termination Agreement dated December 24, 2015 (the “Altrazeal Termination Agreement”) with Altrazeal Trading GmbH (“Altrazeal Trading”) and IPMD GmbH (“IPMD”) entered into in December 2015, the Melmed Agreement was terminated, and we assumed all sub-distribution relationships in the territories identified above.

In September 2013, we executed an Exclusive License and Supply Agreement with Altrazeal AG (the “AG Agreement”) to market Altrazeal® in several territories, to include Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, and the Commonwealth of Independent States.  Under the terms of the AG Agreement, we received an up-front licensing payment, are entitled to receive certain royalties on product sales within the territories, and will supply Altrazeal® at an agreed upon price.  We also were entitled to receive a non-dilutable 25% ownership interest in Altrazeal AG.  In October 2013 and February 2014, we executed amendments to the AG Agreement for the purpose of expanding the territories to include Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand), Jordan, and Syria.   In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the AG Agreement.  On or about March 24, 2016, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  We are in the process of reaching out to sub-distributors in the territories covered by the AG Agreement for the purpose of accepting orders directly from, and fulfilling orders directly to, such sub-distributors.  We will continue to evaluate our options in light of these events and will monitor the legal proceedings to ensure our interests are protected.

Aphthasol®  (Amlexanox 5% Paste)

Aphthasol® is a drug approved by the FDA for the treatment of canker sores.  Extensive clinical studies have shown that Aphthasol® accelerates the healing of canker sores which results in a statistically significant reduction in the level of pain a patient experiences over the duration of the ulcer episode.  Additionally, a Phase IV clinical study conducted in Northern Ireland was completed in November 2000 and results confirmed that Aphthasol® was effective in preventing the formation of an ulcer when used at the first sign or symptom of the disease.

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

This successful development was an important technology milestone which supports the development of an OraDisc™ range of products. To achieve OraDisc™ A approval, in addition to performing the necessary clinical studies to prove efficacy, an irritation study, a 28-day safety study and drug distribution studies were conducted which support the development of additional products.  Patients in a 700 patient clinical study and a 28-day safety study completed a survey which produced very positive results with regard to perceived effectiveness, ease of application, the ability of the disc to remain in place, and purchase intent. These data give strong support to our overall development program. The survey data confirms market research studies which indicate a strong patient acceptance of this delivery device.

In June 2008, we executed a Licensing and Supply Agreement with KunWha Pharmaceutical Co., Ltd, (“KunWha”) for OraDisc™ A and Aphthasol® in South Korea.  KunWha paid us an upfront licensing fee and further milestone payments are to be made on regulatory approval and achievement of certain commercial milestones.  Currently, we believe that KunWha has discontinued their efforts in the development and commercialization of OraDisc™ A and Aphthasol® in South Korea, and we intend to evaluate the prospect of appointing a new marketing partner for this territory.

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

OraDiscTM – Other Applications

In October 2012, we executed a License and Supply Agreement with Ora-D to market worldwide all applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, and amlexanox (OraDisc™ A).  The marketing rights for OraDisc™ A granted to Ora-D exclude territories held by Meda, EpiTan Pharmaceuticals, KunWha Pharmaceutical, Laboratories del Dr. Esteve SA, Orient Europharma, Co., Ltd., and Pharmascience Inc.  We also granted to Ora-D a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  Under the terms of the Ora-D Agreement, we were to receive a licensing fee in 2012, will receive certain royalties on product sales within the territories, and will supply OraDisc™ products.  Contemporaneous with the execution of the Ora-D Agreement, we also executed a shareholders’ agreement for the establishment of Ora-D through which OraDisc™ erodible film technology products would be developed and marketed.  We received a non-dilutable 25% ownership interest in Ora-D.  The initial twenty-four month option period to utilize the OraDisc™ erodible film technology by Ora-D was extended until December 31, 2015.  In addition this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from Ora-D of their exercise of the option.  We informed Ora-D that the right to utilize the OraDisc™ erodible film technology under the option expired by its terms.

For our commercialized products, as of December 31, 2015 we rely upon the following relationships in the following marketing territories for sales, manufacturing and/or regulatory approval efforts:

Altrazeal®
ULURU and various sub-distribution agreements acquired from Altrazeal Trading GmbH	▪	European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia
Altrazeal AG	▪
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
United Kingdom, Ireland, Belgium, France, Germany, Italy, Luxembourg, Netherlands, Switzerland, Austria, Bulgaria, Cyprus, Czech Republic, Hungary, Malta, Poland, Romania, Slovenia, Slovakia, Turkey, Denmark, Sweden, Norway, Finland, Estonia, Lithuania, Latvia, Russia, and nine other CIS markets

KunWha Pharmaceutical	▪	South Korea
Laboratories del Dr. Esteve SA	▪	Spain, Portugal, Greece, and Andorra
Orient Europharma, Co., Ltd.	▪	Taiwan and Hong-Kong
Pharmascience Inc.	▪	Canada

OraDisc™ B
ORADISC GmbH	▪	Worldwide

In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  We are continuing to evaluate our position with respect to IPMD GmbH, Altrazeal AG, and Oradisc GmbH in light of this recent development.

As part of the Company's current turn-around plan, we are evaluating all of our distribution relationships to ensure that they meet the criteria for advancing the Company's current business plan.

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

Manufacturing and Supply

We currently rely on a limited number of contract manufacturers, monitored by our internal management, to manufacture, package, and finish our products and do not currently have relationships with alternate suppliers. We are currently in the process of re-evaluating all of our contract manufacturers for efficiency, regulatory compliance, and cost-effectiveness.  We believe that there are other contract manufacturers that can satisfy our production requirements, but should it be necessary to change suppliers this could result in a delay while they are qualified and validated.

Marketing and Distribution

We do not currently have the resources to market and distribute our products directly through an in-house sales force and distribution network.  As a result, we have entered into agreements to market and distribute our products through distributors.  With respect to the European Union, Australia, New Zealand, North Africa, parts of the Middle East, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia, we have recently assumed contracts with direct distributors in the countries or country groups within this area.  Over time, it is our intention to transition the distribution relationships so that we can become less dependent upon multi-territory distributors, who do not have the resources or the local knowledge to directly market in a country or identify appropriate sub-distributors.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the years ended December 31 are represented on the following table:

Customers	Product	2015	2014
Customer A	Altrazeal®	58%	80%
Customer B	Altrazeal®	18%	11%
Total		76%	91%

Research and Development, Quality Management, and Regulatory Affairs

We are continuously engaged in research and development, regulatory affairs, and quality management activities.  During the years ended December 31, 2015 and 2014, we expended for these activities approximately $764,000 and $771,000, respectively.  The costs incurred for each of the two years are primarily attributable to the quality management and registration of Altrazeal®.  We continue to perform activities to develop new products and to improve existing products utilizing our proprietary technologies.

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

▪	Other Altrazeal® products are currently in development phases;

▪	5% amlexanox paste is a product approved for sale in the U.S. (Aphthasol®), Canada and a number of EU countries, but not yet sold;

▪	OraDisc™ A is a product approved for sale in the U.S.;

▪	OraDisc™ B is a product under the classification as an OTC monograph product which is approved for sale in the U.S., and

▪	Our other OraDisc™ products are currently in the development phase.

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

Employees

As of December 31, 2015, we had 5 full-time employees, including 1 in research and development, 2 in general and administration and 2 in manufacturing and quality.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, and regulatory affairs.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  Management believes that we maintain good relations with our personnel.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

On September 13, 2011, we filed a certificate of designation creating the Series A Preferred Stock, all of which have been redeemed.

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

Based on our liquidity as of December 31, 2015 and the proceeds from the March 2016 Offering (as described in the Liquidity section of this report), we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.  Absent a significant increase in revenue, we will need to raise additional capital to fund our operations in the future.f

As we go to market to raise capital, we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.

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

In a securities purchase agreement with IPMD, we granted IPMD the right to appoint two directors to our board of directors and agreed that unanimous board approval would be required for any equity-based financings, absent a waiver by IPMD.  In addition, if unanimous board approval for a financing is not obtained or a waiver is not granted, IPMD has a right of first refusal, to be exercised within 30 days of written notice, to take over all, or part, of any equity-based financing.  As a result of the unanimous approval requirement, the determination of a director not to approve any financing, or that director’s unavailability when approval is requested, would prevent or delay the financing.  In addition, the existence of the right of first refusal may deter potential financing sources and may lead to delays in our ability to close necessary financings (or require that we move forward with financings prior to the expiration of the 30-day period).  To the extent of any failure to approve, or delay in approving, any financing that is required for us to execute our business plan or continue as a going concern, our business and financial position may be harmed.  We have recently learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned the Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  We are continuing to evaluate our position with respect to IPMD GmbH, Altrazeal AG, and Oradisc GmbH in light of this recent development.

Sales of our products are dependent in part upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sell our key products in many key markets has been licensed to third parties and to entities in which we have a minority equity stake.  This presents certain risks, including the following:

▪
our commercial partners and licensees may not place the same priority on sales of our products as we do, may fail to honor contractual commitments, may not have the expertise, financial strength, marketing ability or other characteristics necessary to effectively market our products, may dedicate only limited resources to, and/or may abandon, marketing of a product for reasons, including reasons such as a shift in corporate focus, unrelated to our products’ merits;

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

With respect to these risks, we have learned that at least one of our distributors, Altrazeal AG, is insolvent, and we believe that affiliated distributors, including ORADISC GmbH, are at risk of insolvency.  The uncertainty created by an insolvency proceeding will exacerbate any risks of distributor non-performance. If any of these risks are realized, our revenues are unlikely to be sufficient to support our operations over the long terms, and we may have to discontinue operations.

If we are unable to establish effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal® and OraDiscTM related products.

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

We do not have the resources to hire a dedicated in-house sales and distribution force for our products.  As a result, our strategy for the development and commercialization of our potential pharmaceutical products requires us to enter into various arrangements with corporations, collaborators, licensees and others in order to develop, produce and market our products. Our business depends upon our ability to enter into agreements for the development, production and marketing of our products on reasonable terms, which we may be unable to do.  Even if we enter into such agreements, we are subject to the risk that the counterparty to the agreement will not fulfill their obligations under such agreements. Our ability to successfully commercialize, and market our products and product candidates will be harmed if our existing relationships are terminated, we are unable to enter into new relationships or our partners fail to fulfill their obligations under the agreements.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the commercialization of our drug or device candidates, may depend substantially upon the reimbursement prices paid being at acceptable levels by government authorities, private health insurers and other organizations, including health maintenance organizations, or HMOs.  The amount of such reimbursement in the United States or elsewhere may decrease in the future or may be unavailable for any drugs or devices that we are currently marketing or may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop will reduce the demand for, or may reduce the price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

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

We rely on our unconsolidated subsidiaries to provide reliable and timely financial statement information so that we may include such financial results in our financial reports.  In preparation of our financial reports for the year ended December 31, 2015, our unconsolidated subsidiaries did not provide us with financial statements for the year ended December 31, 2015 on a timely basis.  In October 2015, we received unaudited financial statements from OraDisc GmbH for the year ended December 31, 2014.  Unaudited financial statements from OraDisc GmbH for the year ended December 31, 2015 have not been released to us. Our other unconsolidated subsidiary, Altrazeal AG, has not released to us the audited or unaudited financial statements for the years ended December 31, 2015 and 2014.  Any failure of our unconsolidated subsidiaries to provide timely or accurate financial reports to us may adversely affect the accuracy of our financial statements.  If we subsequently receive timely, updated or audited financial statements for the unconsolidated subsidiaries, we may be forced to correct or revise our financial statements.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, we may be subject to legal actions by stockholders, regulators or other parties. All internal control systems, no matter how well designed, have inherent limitations. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial preparation and presentation.

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

Our business is subject to complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.

We are subject to changing rules and regulations of various federal and state governmental authorities. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission (the “SEC”), have issued a significant number of complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.  Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.  We also may incur liability if we fail to comply with such laws.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management and scientific team, all of which are employed on an at-will basis.  In November 2015, Kerry P. Gray, our then President and Chief Executive Officer resigned.  This resignation may have an adverse effect on our Company.  Also, in November 2015, the Company’s Board of Directors appointed Helmut Kerschbaumer to serve as Interim President and Chief Executive Officer until such time as a successor is appointed.    The loss of his service or one or more other members of our senior management or scientific team could delay or prevent the achievement of our development or product commercialization objectives. We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities and we may be unsuccessful in attracting and retaining these personnel.

Our Interim President and Chief Executive Officer is affiliated with IPMD and certain key distributors, which leads to many risks.

In November 2015, our Board of Directors appointed Helmut Kerschbaumer to serve as Interim President and Chief Executive Officer until such time as a successor is appointed.  Mr. Kerschbaumer also serves as a Director for the Company.  He is a director of Altrazeal AG, an international pharmaceutical licensing and distribution company involved in the distribution of Altrazeal®.  Mr. Kerschbaumer serves as a director of Altrazeal Trading GmbH and as a director of Melmed Holding AG, both companies previously having distribution rights for Altrazeal®.  Mr. Kerschbaumer also serves as a director of OraDisc GmbH.  Mr. Kerschbaumer also serves as a managing director of IPMD GmbH, one of the Company’s largest stockholders.  In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.    Mr. Kerschbaumer’s roles with entities who may be insolvent and with which we are or may be in dispute, may interfere with his decision making as an officer and director, and may interfere with our ability to resolve such disputes in a manner in the best interest of ULURU.  In addition, Mr. Kerschbaumer’s time is split among multiple roles. As a result, may not be effective as he would be if he were working only for the Company.

Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

We rely to a large extent upon information technology systems to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personally identifiable information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable both to service interruptions and to security breaches from inadvertent or intentional actions. We may be susceptible to third-party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. Service interruptions or security breaches could result in significant financial, legal, business or reputational harm.

Our current strategy focuses on certain international markets, particularly those in Europe and Latin America, which are experiencing a recession or slow financial growth.

In recent years, our strategy has been to focus on international markets where we believe our products may be better received.  This includes markets in Europe, Latin America, and other parts of the world that remain in, or have slid back into, recession and are harmed by the continuing European sovereign debt crisis.  Continuing worldwide economic instability, including challenges faced by the Eurozone and certain of the countries in Europe and Latin America, may lead to slower than expected revenue growth and collection issues as potential customers, or payors, continue to be harmed by slow economic growth.

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

▪
The existence of government-managed health care or insurance programs in Europe and other nations, in which government agencies or committees have broad powers to approve or disapprove reimbursement and leverage to influence pricing; and

▪	The Affordable Care Act and other proposals to reform healthcare or reduce government insurance programs.

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

Future sales of our common stock by us may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock directly in the public market or in private placements under circumstances in which such shares can be resold into the market.  We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and will likely include sales at a discount from our market prices and require issuance of warrants to purchase common stock.  Sales of equity securities by a company at a discount from market price are often associated with a decrease in the market price of the common stock and will dilute the percentage interest owned by existing stockholders.

Warrants issued in a recent financing have included full-ratchet anti-dilution provisions, which may be dilutive to other stockholders.

In March 2016, we issued shares of common stock at a price of $0.0713 and warrants to purchase common stock with an exercise price of $0.0871 per share.  Under the terms of the warrants, for a period of one year if we issue, or are deemed to have issued, with certain exceptions, shares of common stock at a purchase price of less than $0.0871 per share, the exercise price of the warrants will immediately be reduced to such amount.  As a result, if we sell common stock in a future at a price lower than $0.0871 per share, the number of shares issuable upon net exercise of such warrants will increase, and the cash purchase price will decrease.

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
• monthly accounts statements; and
▪ a written statement of the customer’s financial situation and investment goals.

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

As of December 31, 2015, we did not own any real property.  On January 31, 2006, we entered into a lease agreement for approximately 9,000 square feet of administrative offices and laboratories in Addison, Texas.  Additional space is available in the complex for future expansion which we believe would accommodate growth for the foreseeable future.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the “Lease Amendment”) that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which was inclusive of monthly operating expenses.  On March 17, 2015, we executed a Second Amendment to Lease Agreement (the “Second Amendment”) that renewed and extended our lease until March 31, 2018.  The Second Amendment requires a minimum monthly lease obligation of $9,436, which is inclusive of monthly operating expenses.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto; however, one or more events may lead to a formal dispute or proceeding in the future.

In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  Litigation may result if these events and our relationship with these entities are effected by these insolvency proceedings.

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

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the OTCQB™ marketplace in each calendar quarter from January 1, 2014 through December 31, 2015.

Year Ended December 31, 2015	High	Low
First Quarter	$0.90	$0.70
Second Quarter	$0.75	$0.38
Third Quarter	$0.63	$0.27
Fourth Quarter	$0.38	$0.10

Year Ended December 31, 2014
First Quarter	$1.80	$0.80
Second Quarter	$1.60	$0.89
Third Quarter	$1.35	$1.03
Fourth Quarter	$1.17	$0.81

Holders of Common Stock

As of March 30, 2016, there were approximately 63 shareholders of record holding our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our common stock exceeds the number of registered shareholders and estimate such number at approximately 4,000 shareholders.  As of March 30, 2016, there were 200,000,000 shares of common stock authorized and 37,728,989 shares of common stock issued and outstanding.

The last sales price of our common stock on March 30, 2016 was $0.10 per share as quoted and traded on the OTCQB™ marketplace.

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

As of December 31, 2015, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,664,573 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2015, there were 1,065,981 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	1,664,573	$1.73	1,065,981

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,664,573	$1.73	1,065,981

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

We are a specialty pharmaceutical company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Our strategy is twofold:

▪
Establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products based on our Nanoflex® technology to treat the various phases of wound healing; and

▪	Develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

Utilizing our technologies, three of our products have been approved for marketing in various global markets.  In addition, additional products are in the early stages of development utilizing our patented Nanoflex® and OraDiscTM technologies.

▪
Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach their treatment of wounds.  Launched in September 2008, the product is indicated for both exuding acute wounds such as partial thickness burns, donor sites, non-healing surgical wounds, and trauma and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers;

▪	Aphthasol® is a drug approved by the FDA for the treatment of canker sores; and
▪	OraDisc™ A was developed as an improved drug delivery system for the treatment of canker sores.

Recently, we have developed a series of operational plans to enhance and streamline the business:

▪	We have embarked on a plan to consolidate operations of disparate affiliates to remove inefficiency and align interests;
▪	We completed the acquisition of the European, Middle East and Australian marketing and distribution rights for Altrazeal® from Altrazeal Trading GmbH and IPMD GmbH;
▪	We have determined that creating a product roadmap with line extensions is necessary to respond to market interest in Altrazeal®;
▪	We have implemented a plan to restructure our operations to improve efficiency and reduce cost, including production, distribution, and administration costs;
▪	We are undertaking efforts to stimulate sales and enhance marketing; and
▪	We have developed a new plan to streamline regulatory activity to expedite new market entry.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of common stock and warrants to purchase an additional 25,245,442 shares of common stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase common stock, for an aggregate purchase price of $1,800,000.  (the “March 2016 Offering).  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells common stock or common stock equivalents for one year (subject to standard exceptions).

On September 6, 2015, we entered into a Securities Purchase Agreement with several institutional investors relating to an equity investment of $1,588,225 by the investors for 4,179,539 shares of our common stock, at a per-share purchase price of $0.38 (the “October 2015 Offering”).  To date, the October 2015 Offering has resulted in net proceeds to us of approximately $1,257,000, of which approximately $1,050,000 was received in October 2015 and $207,000 was received in November 2015.   We do not expect the remainder of the commitment to close at this point and consider this offering complete.

Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2015, our cash and cash equivalents were $180,000 which is a decrease of approximately $370,000 as compared to our cash and cash equivalents at December 31, 2014 of approximately $550,000.  Our working capital (current assets less current liabilities) was approximately $(1,514,000) at December 31, 2015 as compared to our working capital at December 31, 2014 of approximately $(53,000).

Based on our liquidity as of December 31, 2015 and the proceeds from the March 2016 Offering, we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2015	2014
Operating activities	$(2,083,000)	$(1,057,000)
Investing activities	(5,000)	(31,000)
Financing activities	1,718,000	1,633,000
Net increase in cash and cash equivalents	$370,000	$545,000

Operating Activities

For the year ended December 31, 2015, net cash used in operating activities was approximately $2,083,000.  The principal components of net cash used for the year ended December 31, 2015 were, in approximate numbers, our net loss of $2,700,000, an increase of $506,000 in accounts receivable due to the offset related to the License Purchase and Termination Agreement dated December 24, 2015, an increase of $206,000 in inventory related to Altrazeal® bulk powder, and a decrease of $170,000 in deferred revenues due to amortization of revenues.  Our net loss for the year ended December 31, 2015 included substantial non-cash charges of approximately $917,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of deferred financings costs, and interest due on promissory notes settled with common stock.  The aforementioned net cash used for the year ended December 31, 2015 was partially offset by, in approximate numbers, a decrease of $15,000 in prepaid expense, an increase of $438,000 in accounts payable due to timing of vendor payments, and an increase of $129,000 in accrued liabilities due primarily to temporary deferrals of compensation by our employees.

For the year ended December 31, 2014, net cash used in operating activities was approximately $1,057,000.  The principal components of net cash used for the year ended December 31, 2014 were, in approximate numbers, our net loss of $1,939,000, a decrease of $198,000 in accounts payable due to timing of vendor payments, a decrease of $59,000 in deferred revenues due to amortization of revenues, a decrease of $43,000 in accrued liabilities related to compensation, a decrease of $13,000 in accrued interest, an increase of $617,000 in accounts receivable related to higher international product sales, and an increase of $14,000 in prepaid expense.  Our net loss for the year ended December 31, 2014 included substantial non-cash charges of approximately $978,000 in the form of share-based compensation, amortization of patents, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on convertible notes settled with common stock, common stock and warrants issued for services, and the loss on early extinguishment of a convertible note.  The aforementioned net cash used for the year ended December 31, 2014 was partially offset by, in approximate numbers, a decrease of $778,000 in notes receivable due to our offset in January 2014 of all outstanding notes issued by Inter-Mountain Capital Corp. (“Inter-Mountain”), and a decrease of $70,000 in inventory primarily related to finished goods.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was approximately $5,000 for the purchase of manufacturing equipment related to Altrazeal®.

Net cash used in investing activities for the year ended December 31, 2014 was approximately $31,000 and relates to the purchase of equipment for the manufacture of Altrazeal® and equipment for our computer systems.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was approximately $1,718,000 and was comprised of, in approximate numbers, the funding of $1,257,000 from the net proceeds related to our sale of common stock pursuant to the October 2015 Offering, the funding of $483,000 from the net proceeds related to the $550,000 promissory note we issued to Inter-Mountain in April 2015 (the “April 2015 Note), and $10,000 from a decrease in the actual offering costs associated with our sale of preferred stock that occurred in 2011.  These increases in net cash from financing activities were partially offset by offering costs of $32,000 associated with our acquisition of licensing rights.

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $1,633,000 and was comprised of, in approximate numbers, the final funding of $500,000 from the sale of common stock and warrants pursuant to an offering that initially closed in January 2013, the final funding of $110,000 from the sale of common stock and warrants pursuant to an offering that initially closed in March 2013, the funding of $1,800,000 from the exercise of warrants to purchase 3,000,000 shares of common stock pursuant to an Implementation Agreement with Michael I. Sacks and The Punch Trust, and the repayment of $777,000 of principle due on the convertible promissory note with Inter-Mountain attributable to the deduction and offset in January 2014 of the outstanding Investor Notes against the outstanding principle due on the convertible promissory note with Inter-Mountain.

Liquidity

As of December 31, 2015, we had cash and cash equivalents of $180,000.

We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2016 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of December 31, 2015, our net working capital (current assets less current liabilities) was approximately $(1,514,000).  Based on our liquidity as of December 31, 2015, we believe that our liquidity will not be sufficient to fund operations through the second quarter of 2016.

In order to continue to advance our business plan and outstanding obligations, we will need to raise additional capital in the foreseeable future to fund our operations and to potentially expand our business.  We expect to seek additional funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  Subsequent to the March 2016 Offering, we have no agreements with respect to our potential receipt of additional capital.

Historically, we have been able to raise capital as needed to fund our operations at a base level, but we have generally not raised capital sufficient to fund unexpected occurrences, to cover projected expenses over the long term or to fund extensive research, marketing and development.  As of the date of this report, we have not commenced discussions with respect to any future offerings. As a result, there is a risk that we will not be able to obtain capital as needed later in 2016.  In addition, we will need to continue to seek capital from the market over the long term. To the extent we raise capital, it generally will be on terms that are dilutive to shareholders and may require the issuance of warrants or similar incentives, the agreement to restrictive covenants and/or the pledge of our assets as securities for debt financings.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2015, which is composed of the principle due under the April 2015 Note, a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
April 2015 Note	$370,000	$370,000	$	---	$	---	$	---
Operating leases	$268,538	$119,840		$148,698	$	---	$	---
Total contractual cash obligations	$638,538	$489,840		$148,698	$	---	$	---

Capital Expenditures

For the years ended December 31, 2015 and 2014, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $5,000 and $31,000, respectively.  Such expenditures in 2015 relate primarily to the purchase of equipment for the manufacture of Altrazeal® and expenditures in 2014 relate primarily to the purchase of equipment for the manufacture of Altrazeal® and computer equipment for our administrative office.  At this time, we believe that our capital expenditures for 2016 will be approximately $50,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2015 and 2014, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2015 and December 31, 2014 our cash and cash equivalents totaled approximately $180,000 and $550,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2015 and at December 31, 2014.  As of December 31, 2015, one customer, being one of our international distributors, exceeded the 5% threshold, with 92%.  Three customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2014, with 71%, 19%, and 9%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Comparison of the year ended December 31, 2015 and 2014

Total Revenues

Revenues totaled approximately $936,000 for the year ended December 31, 2015, as compared to revenues of approximately $864,000 for the year ended December 31, 2014, and were comprised of, in approximate numbers, licensing fees of $208,000 from Altrazeal® and OraDisc™ licensing agreements, royalties of $12,000 from the sale of Altrazeal® by our international distributors, and product sales of approximately $716,000 for Altrazeal®.

The year ended December 31, 2015 revenues represent an overall increase of approximately $72,000 versus the comparative year ended December 31, 2014.  The increase in revenues is primarily attributable to an increase of approximately $149,000 in licensing fees related to Altrazeal®.  This revenue increase was partially offset by, in approximate numbers, a decrease of $26,000 in Altrazeal® product sales by our international distributors and a decrease of $51,000 in royalties related to Altrazeal® from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $271,000 for the year ended December 31, 2015 and was comprised of, in approximate numbers, $270,000 from the sale of our Altrazeal® products and $1,000 from the write-off of obsolete inventory.

Cost of goods sold totaled approximately $512,000 for the year ended December 31, 2014 and was comprised of, in approximate numbers, $493,000 from the sale of our Altrazeal® products and $19,000 from the write-off of obsolete inventory.

Research and Development

Research and development expenses totaled approximately $764,000 for the year ended December 31, 2015, including $69,000 in share-based compensation, as compared to approximately $771,000 for the year ended December 31, 2014, which included $36,000 in share-based compensation.

The decrease of approximately $7,000 in research and development expenses was due to a decrease of approximately $63,000 in direct research costs primarily related to Altrazeal®.  This expense decrease was partially offset by, in approximate numbers, an increase of $31,000 in scientific compensation primarily related to share-based compensation, an increase of $18,000 in regulatory costs as the prior year included an adjustment of consulting costs, and an increase of $7,000 in miscellaneous operating costs.

The direct research and development expenses for the years ended December 31, 2015 and 2014 were, in approximate numbers, as follows:

	Year Ended December 31,
Technology	2015	2014
Wound care & Nanoflex®	$212,000	$276,000
OraDisc™	15,000	15,000
Aphthasol® & other technologies	4,000	3,000
Total	$231,000	$294,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,681,000 for the year ended December 31, 2015, including $84,000 in share-based compensation, as compared to approximately $1,774,000 for the year ended December 31, 2014, which included $113,000 in share-based compensation.

The decrease of approximately $93,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $311,000 in legal expenses related to a licensing agreement dispute and a warrant exercise dispute from 2014, a decrease of $96,000 in payroll taxes related to an accrual adjustment, a decrease of $89,000 in consulting costs related to investor relations, a decrease of $60,000 in director fees related to share-based compensation, a decrease of $25,000 in commission costs relating to product licensing, a decrease of $5,000 in legal fees related to our patents, a decrease of $5,000 in occupancy costs, a decrease of $5,000 in accounting fees related to internal controls, and a decrease of $2,000 in corporate travel costs.  These expense decreases were partially offset by, in approximate numbers, an increase of $281,000 in sales and marketing expenses related to international product activities, an increase of $113,000 in bad debt expense due to an insolvency filing by two of our distributors, an increase of $50,000 related to accrual adjustments that were recognized in 20014 for estimated merger costs that originally occurred in 2008, an increase of $20,000 in shareholder presentations, an increase of $19,000 in costs associated with financing activities, an increase of $12,000 in insurance costs, and an increase of $10,000 in accounting fees related to Form 10-Q and Form 10-K filings.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $481,000 for the year ended December 31, 2015 as compared to approximately $475,000 for the year ended December 31, 2014.  The expense for each period consists of amortization associated with our acquired patents and acquired licensing rights.  The increase of approximately $6,000 in amortization expense relates to our acquisition of certain licensing rights in December 2015.  There were no purchases of patents or licensing rights during the year ended December 31, 2014.

Depreciation

Depreciation expense totaled approximately $180,000 for the year ended December 31, 2015 as compared to approximately $237,000 for the year ended December 31, 2014.  The decrease of approximately $57,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $300 for the year ended December 31, 2015 as compared to approximately $5,000 for the year ended December 31, 2014.  The decrease of approximately $5,000 in interest income is attributable to lower bank balances during 2015.

Interest Expense

Interest expense totaled approximately $179,000 for the year ended December 31, 2015 as compared to approximately $51,000 for the year ended December 31, 2014.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our outstanding debt.  The increase of approximately $128,000 is primarily attributable to the promissory note with Inter-Mountain that occurred in April 2015.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $80,000 for the year ended December 31, 2015 as compared to $54,000 for the year ended December 31, 2014.  The increase of approximately $26,000 is related to decreases in the Euro exchange rate experienced in 2015 and 2014 and the pricing of Altrazeal® product sales to our international distributors being denominated in Euros.

Loss on Early Extinguishment of Convertible Note

Loss on early extinguishment of convertible note totaled nil for the year ended December 31, 2015 as compared to a loss of approximately $135,000 for the year ended December 31, 2014, with such loss in 2014 occurring as a result of our election to exercise our rights under the June 2012 Note and to offset amounts we owed to Inter-Mountain against amounts it owed to us under the Investor Notes.

Proceeds from Litigation Settlement

Proceeds from litigation settlement totaled nil for the year ended December 31, 2015 as compared to $1,200,000 for the year ended December 31, 2014.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2015 and 2014, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management believes that after the implementation in March 2015 of procedures, including enhanced documentation, analysis, and review of non-routinue accounting matters, that as of December 31, 2015 our internal control over financial reporting is effective.

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

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of common stock and warrants to purchase an additional 25,245,442 shares of common stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase common stock, for an aggregate purchase price of $1,800,000.  (the “March 2016 Offering).  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells common stock or common stock equivalents for one year (subject to standard exceptions).

The shares of common stock and warrants to purchase common stock are being issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations S and D promulgated thereunder, based upon the following: (a) each investor confirmed that it was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and  had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) certain investor confirmed that they are not U.S. Persons and were outside the United States at all relevant times in connection with the investment, (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to the Company; (d) the investors acknowledged that the securities being purchased were “restricted securities” for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a Form D is being filed with the Commission; and (f) the shares, warrants and warrant shares are subject to restrictions on transfer, except to the extent that such shares may immediately be resold pursuant to an effective registration statement or Rule 144 under the Securities Act.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors and executive officers of the Company, as of the date hereof, along with their respective ages and positions.  Each of the officers listed below have been appointed to hold the office listed opposite his respective name until the earlier to occur of the death or resignation of such officer or until a successor has been duly appointed by the Board of Directors of the Company.

Jeffrey B. Davis, who has served as a director of the Company since March 2006, resigned as a director effective December 1, 2015.  Kerry P. Gray, who served as our President, Chief Executive Officer and Chairman of the Board of Directors, resigned from his duties as President and Chief Executive Officer on November 19, 2015 and resigned as a Director of the Company on February 18, 2016.  On March 29, 2016, Terrance K. Wallberg, our Vice President and Chief Financial Officer, was appointed to serve as a director of the Company.

Name	Age	Position
Bradley J. Sacks (1)(2)(3)(4)	48	Chairman
Robert F. Goldrich(2)(3)(4)	53	Director
Helmut Kerschbaumer (4)	54	Director, Interim President and Chief Executive Officer
Klaus Kuehne (3)	49	Director
Terrance K. Wallberg	61	Director, Vice President, Chief Financial Officer, Secretary, and, Treasurer

(1)	On November 19, 2015, Mr. Sacks was appointed to serve as the Company’s Chairman of the Board of Directors. Mr. Sacks has served as one of our Directors since July 2015.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.
(4)	Member of Nominating and Governance Committee.

Certain Biographical Information

The following summarizes the occupation and business experience of our directors and executive officers:

Mr. Bradley J. Sacks

Mr. Sacks was appointed as the Company’s Chairman of the Board of Directors in November 2015 and has served as one of our directors since July 2015.  Mr. Sacks is an investor and advisor, and has been the Managing Member of Centric Capital Ventures LLC, a private investment entity, since 2009. Centric Capital has a 50% ownership position in a company that has licensed the rights to Altrazeal® for distribution in South Africa.  From 2006 until 2009, Mr. Sacks was the Managing Director, Global Head of Technology, Media and Telecom M&A, of Banc of America Securities.  During the past five years, Bradley J. Sacks has served on the board of directors of Gondwana International Networks (Pty) Limited (South Africa), Care Fertility Group Limited and numerous companies that are subsidiaries of General Healthcare Group, the largest private services provider in the United Kingdom.

Mr. Bradley Sacks is an appointee of M. Sacks, his father, pursuant to the terms of a letter agreement dated July 27, 2015 between the Company, on the one hand, and Clermont Corporate Services Limited as Trustee of The Punch Trust and M. Sacks, on the other hand, pursuant to which the Company was required to appoint Mr. Bradley Sacks to the Board of Directors immediately and nominate a second M. Sacks designee for the 2015 annual meeting of stockholders.

Mr. Robert F. Goldrich

Mr. Goldrich has served as one of our directors since September 2015.  Mr. Goldrich is currently the President and Chief Financial Officer of the Leon Levy Foundation.  From 2008 until 2013, Mr. Goldrich was a Senior Policy Advisor to the Office of Mayor Michael R. Bloomberg in New York, New York. From 1998 until 2006, he was the Managing Director, Institutional Equities, for Credit Suisse, where, among other things, he was Head of International Sales-trading in the Americas, Head of International Equity Sales in the Americas and Co-Manager of the Equity Middle Markets business. Previously, Mr. Goldrich was a Principal, International Equity Sales-trading for Morgan Stanley & Co. in Hong Kong and New York. Mr. Goldrich has more than 25 years of experience in the private and public sectors and extensive management experience. During the past five years, Mr. Goldrich has served on many boards of directors (though none for public companies) including: the Settlement Housing Fund, Nantucket Project (advisory board), Mayoral board member for the New York City Deferred Compensation Plan and the New York City Industrial Development Agency.

Mr. Goldrich is an appointee of M. Sacks pursuant to the terms of a letter agreement dated July 27, 2015 between the Company, on the one hand, and Clermont Corporate Services Limited as Trustee of The Punch Trust and M. Sacks, on the other hand, pursuant to which the Company was required to nominate Mr. Goldrich as director for the 2015 annual meeting of stockholders. Mr. Goldrich is the brother-in-law of Mr. Bradley Sacks, the Company’s Chairman of the Board.

Mr. Helmut Kerschbaumer

Mr. Kerschbaumer is the Company’s Interim President and Chief Executive Officer having been appointed to serve in these capacities in November 2015.  Mr. Kerschbaumer has served as one of our directors since January 2013 as a result of his appointment to serve on our Board as a designee of IPMD.  Currently, Mr. Kerschbaumer is a director of Altrazeal AG, Altrazeal Trading GmbH, ORADISC GmbH, and managing director of Melmed Holding AG, each being an international pharmaceutical licensing and distribution company.  Prior to co-founding IPMD in 2012, Mr. Kerschbaumer co-founded Melmed Holding AG in 1998 to acquire pharmaceutical product rights.  Mr. Kerschbaumer served as Chief Financial Officer of Meldex International PLC, a company listed on the Alternative Investment Market, from 2008 until 2009.  Prior to that, Mr. Kerschbaumer served in various capacities with Melbrosin International GmbH from 1993 until 2008.  Mr. Kerschbaumer served as Chief Executive Officer of Moden Muller GmbH & Co. from 1989 until 1993.

Mr. Kerschbaumer is an appointee of IPMD pursuant to the terms of a Securities Purchase Agreement dated December 21, 2012 pursuant to which the Company has agreed to nominate and/or appoint two directors designated by IPMD.

Mr. Kerschbaumer serves as a director of Altrazeal AG, ORADISC GmbH and IPMD.  In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  We are continuing to evaluate our position with respect to IPMD GmbH, Altrazeal AG, and Oradisc GmbH in light of this recent development

Mr. Klaus Kuehne

Mr. Kuehne has served as one of our directors since January 2013 as a result of his appointment to serve on our Board as a designee of IPMD.  Mr. Kuehne currently serves as a director of Altrazeal AG and ORADISC GmbH.  Prior to co-founding IPMD in 2012, Mr. Kuehne co-founded Melmed Holding AG in 1998 to acquire pharmaceutical product rights.  Mr. Kuehne served as Chief Operating Officer of Meldex International PLC, a company listed on the Alternative Investment Market, from 2008 until 2009.  Prior to that, Mr. Kuehne served in various capacities with Melbrosin International GmbH from 1998 until 2008.  Mr. Kuehne served as Senior Consultant at TSM Business Consultant and Junior Consultant at HKM Business Consultant between 1992 and 1998.  Mr. Kuehne is a graduate of the University of Hamburg Law School.

Mr. Kuehne is an appointee of IPMD pursuant to the terms of a Securities Purchase Agreement dated December 21, 2012 pursuant to which the Company has agreed to nominate and/or appoint two directors designated by IPMD.

Mr. Kuehne serves as a director of Altrazeal AG and ORADISC GmbH.  In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  We are continuing to evaluate our position with respect to IPMD GmbH, Altrazeal AG, and Oradisc GmbH in light of this recent development.

Mr. Terrance K. Wallberg

Mr. Wallberg was appointed to serve as a director of the Company on March 29, 2016.  Mr. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  Mr. Wallberg is a Certified Public Accountant and possesses an extensive and diverse background with over 30 years of experience with entrepreneurial/start-up companies.  Prior to joining ULURU Inc., Mr. Wallberg was Chief Financial Officer with Alliance Hospitality Management from 2004 to 2005 and previous to that was Chief Financial Officer for DCB Investments, Inc., a Dallas, Texas based diversified real estate holding company, from 2000 to 2004.  During his five year tenure at DCB Investments, Mr. Wallberg acquired valuable experience with several successful start-up businesses and dealing with the external financial community.  Prior to DCB Investments, Mr. Wallberg spent 22 years with Metro Hotels, Inc., serving in several finance/accounting capacities and culminating his tenure as Chief Financial Officer.  Mr. Wallberg is a member of the American Society, and the Texas Society, of Certified Public Accountants and is a graduate of the University of Arkansas, Little Rock.

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

Board Committees

The Board has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee.

As of March 30, 2016, each committee of the Board is comprised as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Bradley J. Sacks	Chair	XX	XX
Robert F. Goldrich	XX	Chair	Chair
Helmut Kerschbaumer			XX
Klaus Kuehne		XX

The members of the Audit Committee have been determined by the Board to be independent under applicable SEC and NASDAQ rules and regulations. The members of the Compensation Committee are independent and the members of the Nominating and Governance Committee are independent and NASDAQ rules, other than Mr. Kerschbaumer.  Mr. Kerschbaumer is not independent under NASDAQ rules because he is an officer-equivalent and/or controlling equity holder of one or more companies which has transacted business with the Company during the year ended December 31, 2015 with a value of more than $200,000.

The Audit Committee has the responsibility to engage the independent auditors, review and approve the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls.  The Board has determined that Bradley J. Sacks meets the definition of an "Audit Committee Financial Expert", as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, and is independent under Rule 10A-3(b)(1)(ii) promulgated under the Exchange Act.  The charter of the Audit Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  Our Audit Committee charter includes a requirement that the Audit Committee will be comprised of three independent directors.  Currently, the Audit Committee is comprised of two members, Bradley J. Sacks and Robert F. Goldrich.  During the 2015 fiscal year, the Audit Committee was comprised of only one independent director, Jeffrey B. Davis.  During the 2015 fiscal year, the Audit Committee held a total of eight meetings, either in person or by conference call.

The Compensation Committee has responsibility for approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options under the Company's 2006 Equity Incentive Plan (as amended to date, the “Equity Incentive Plan”) and other benefits and general review of the Company's employee compensation policies.  The charter of the Compensation Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  During the 2015 fiscal year, the Compensation Committee did not hold a formal meeting but its members did meet informally and interacted with the Company’s Board of Directors on several occasions.

The Nominating and Governance Committee is responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing the Company's corporate governance guidelines.  The charter of the Nominating and Governance Committee is available on the Company's website at www.uluruinc.com under the heading "Investor Relations."  During the 2015 fiscal year, the Nominating and Governance Committee held one meeting.

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

Based solely on a review of reports furnished to us during the 2015 fiscal year or written representatives from our directors and executive officers, none of our directors, executive officers and 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2015 fiscal year except for one Form 4 by IPMD GmbH, that was filed on February 2, 2016, thirty six days late.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2015 and December 31, 2014, the total compensation earned by or paid to our Interim Chief Executive Officer, former Chief Executive Officer, and Chief Financial Officer, who are our named executive officers.  These persons are referred to in this Report as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)

Helmut Kerschbaumer (1)	2015	---	---	---	---	---	---	---
Interim President & Chief Executive Officer	2014	---	---	---	60,703	---	---	60,703

Kerry P. Gray (2)	2015	319,606	---	---	---	---	1,028	320,634
Former President & Chief Executive Officer	2014	335,000	---	---	202,344	---	25,000	562,344

Terrance K. Wallberg (3)	2015	200,000	---	---	---	---	7,870	207,870
Vice President & Chief Financial Officer	2014	200,000	---	---	32,375	---	10,328	242,703

(1)
On November 19, 2015, Mr. Kerschbaumer was appointed as the Company’s interim President and Chief Executive Officer and continues to serve as a director for the Company. Mr. Kerschbaumer is not party to an employment agreement regarding his service as an executive officer of the Company and is currently not compensated for such service.

(2)
On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.  During 2015, Mr. Gray earned compensation of $319,606 which was composed of $133,523 for his duties as President and Chief Executive Officer and $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2015, Mr. Gray temporarily deferred $275,153 of compensation which was composed of $51,770 earned as salary compensation for his duties as President and Chief Executive Officer, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.  During 2014, Mr. Gray earned compensation of $360,000 which was comprised of $25,000 pursuant to a Separation Agreement, $125,000 for his duties as President and Chief Executive Officer, and $210,000 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2014, Mr. Gray temporarily deferred $150,000 of compensation which was composed of $62,500 earned as salary compensation for his duties as President and Chief Executive Officer and $87,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation from prior years, of which $100,000 was used by Mr. Gray for funding required for certain equity purchases of our common stock.

(3)
During 2015, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  As part of a plan to conserve the Company’s cash and financial resources during 2015, Mr. Wallberg temporarily deferred $53,540 of salary compensation thereby receiving cash compensation of $146,460 for the year.  During 2014, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  During 2014, Mr. Wallberg was also repaid $25,000 of temporarily deferred compensation from prior years, of which $10,000 was used by Mr. Wallberg for funding required for certain equity purchases of our common stock.

(4)
The amounts shown do not reflect compensation actually received by our named executive officers or the actual value that may be recognized by our named executive officers with respect to these awards in the future.  Instead, the amounts in this column represent the Black-Scholes fair value on the date of grant for stock options awarded in 2015 and 2014.  During 2015, we did not grant any stock option awards to our named executive officers.  During 2014, we granted stock option awards to Messrs. Kerschbaumer, Gray, and Wallberg to purchase 75,000, 250,000, and 40,000 shares of common stock, respectively.  The fair value on the date of grant for the stock option awards to Messrs. Kerschbaumer, Gray, and Wallberg was $60,703, $202,344, and $32,375, respectively.  The stock option award to Mr. Kerschbaumer in 2014 was granted for his services as a director of the Company.  For a description of the assumptions used to determine the grant date fair value of stock options granted in 2014, see Note 15 to the Company’s audited financial statements for the year ended December 31, 2014 included in this prospectus beginning on page F-1, except that, as required by SEC regulations, the amounts included herein do not reflect any assumed forfeitures.

(5)	All Other Compensation includes the following:

Name	Fiscal Year	401(k) Matching Contributions	Life and Disability Insurance	Separation Agreement	Other	Total
Helmut Kerschbaumer	2015	---	---	---	---	---
Kerry P. Gray	2015	---	$1,028	---	---	$1,028
Terrance K. Wallberg	2015	$5,858	$1,652	---	$360	$7,870

Helmut Kerschbaumer	2014	---	---	---	---	---
Kerry P. Gray	2014	---	---	$25,000	---	$25,000
Terrance K. Wallberg	2014	$9,000	$968	---	$360	$10,328

Grants of Plan Based Awards During Fiscal Year 2015

The following table sets forth information regarding grants of stock options and grants of restricted stock awards under the Company’s Equity Incentive Plan and under the Company’s Incentive Bonus Plan during 2015 to named executive officers at the discretion of the Compensation Committee.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock on Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Helmut Kerschbaumer (4)	n/a	n/a	n/a	n/a	---	---	---	---

Kerry P. Gray (5)	n/a	n/a	n/a	n/a	---	---	---	---

Terrance K. Wallberg	n/a	$-0-	$60,000	$120,000	---	---	---	---

(1)
The amounts shown reflect the range of possible bonuses payable in accordance with the Bonus Incentive Plan previously established by our Compensation Committee for our named executive officers.  The amounts shown in the “threshold” column reflect the lowest amount payable under the plan in the event our Compensation Committee determined that no corporate or individual goals were met by the individual with respect to the year ended December 31, 2015.  The amounts shown in each of the “target” and “maximum” columns reflect the amount payable under the plan with respect to each of the named executive officers for services rendered during the year ended December 31, 2015.  For 2015, the “target” bonus percentage for Mr. Wallberg was 30% of base salary.  The “maximum” bonus awards are capped at 200% of the “target” award opportunity.

(2)	During 2015, we did not grant any restricted stock awards to our named executive officers.
(3)	During 2015, we did not grant any stock option awards to our named executive officers.
(4)
On November 19, 2015, Mr. Kerschbaumer was appointed as the Company’s interim President and Chief Executive Officer and continues to serve as a director for the Company.  During 2015, Mr. Kerschbaumer did not participate in the Company’s Incentive Bonus Plan.

(5)
On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.  During 2015, Mr. Gray did not participate in the Company’s Incentive Bonus Plan.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding grants of stock options and grants of unvested restricted stock awards held by the named executive officers at December 31, 2015.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Helmut Kerschbaumer	03/20/13	100,000	---	$0.33	03/20/2023
	09/25/14	37,500	37,500	$1.15	09/25/2024

Kerry P. Gray (2)	03/20/13	175,000	75,000	$0.33	03/20/2018	---	---
	09/25/14	---	250,000	$1.15	09/25/2019	---	---

Terrance K. Wallberg	12/06/06	13,334	---	$14.25	12/06/2016	---	---
	02/12/08	5,334	---	$34.65	02/12/2018	---	---
	03/20/13	52,500	37,500	$0.33	03/20/2023	---	---
	09/25/14	---	40,000	$1.15	09/25/2024	---	---

(1)
The unvested portion of stock option awards granted in 2014 and 2013 will become exercisable over a three year period with the vesting being determined upon a review and evaluation by the Company’s Compensation Committee of each employee’s contribution to the progress of the Company’s business plan.  The stock option award for Mr. Gray expires five years from the date of grant and the stock option awards for Mr. Wallberg expire ten years from the date of grant.  All other options are fully vested. The stock option award to Mr. Kerschbaumer in 2014 was granted for his services as a director of the Company and expires ten years from the date of grant.

(2)
On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.  Due to Mr. Gray’s resignation, all of his stock option awards will be forfeited on May 11, 2016 unless exercised prior to such date.

Option Exercises and Stock Vested in 2015

During 2015, there were no option exercises and no vesting of restricted stock awards for each of our named executive officers.

Employment, Severance and Change in Control Agreements and Plans

Chief Executive Officer

Helmut Kerschbaumer

On November 19, 2015, Mr. Kerschbaumer was appointed as the Company’s interim President and Chief Executive Officer and continues to serve as a director for the Company. Mr. Kerschbaumer is not party to an employment agreement regarding his service as an executive officer of the Company and is currently not compensated for such service.  The Company has no contractual obligation to Mr. Kerschbaumer related to severance or payment upon a change of control

During 2015, Mr. Kerschbaumer was not granted any awards of restricted stock or stock options under the Company’s Equity Incentive Plan and did not participate in the Company’s Incentive Bonus Plan.

Kerry P. Gray

On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company. Prior to his resignation, Mr. Gray was eligible to receive during 2015 the following:

▪	annual compensation of $150,000 as President and Chief Executive Officer;
▪	annual compensation of $210,000 as Chairman of the Executive Committee of the Board; and
▪	stock options and restricted stock at the discretion of our Board.

During 2015, Mr. Gray earned compensation of $319,606 which was composed of $133,523 for his duties as President and Chief Executive Officer and $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  As part of a plan to conserve the Company’s cash and financial resources during 2015, Mr. Gray temporarily deferred $275,153 of compensation which was composed of $51,770 earned as salary compensation for his duties as President and Chief Executive Officer, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

During 2015, Mr. Gray was not repaid any temporarily deferred compensation from prior years, was not granted any awards of restricted stock or stock options under the Company’s Equity Incentive Plan, and did not participate in the Company’s Incentive Bonus Plan.

Mr. Gray was not party to an executive employment agreement but was party to our standard employee agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  The Company has no contractual obligation to Mr. Gray related to severance or payment upon a change of control

Chief Financial Officer

Terrance K. Wallberg

Mr. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  The Compensation Committee has determined to maintain the current existing annual base salary for Mr. Wallberg at $200,000 during 2016.

During 2015, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  As part of a plan to conserve the Company’s cash and financial resources during 2015, Mr. Wallberg temporarily deferred $53,540 of salary compensation thereby receiving cash compensation of $146,460 for the year.

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

During 2015, Mr. Wallberg was not granted any awards of restricted stock or stock options under the Company’s Equity Incentive Plan or any bonus awards under the Company’s Incentive Bonus Plan.

Mr. Wallberg is not party to an executive employment agreement but is party to our standard employee agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  The Company has no contractual obligation to Mr. Wallberg related to severance or payment upon a change of control

Potential Payments upon Termination

The following table describes the potential payments upon termination of employment to our former President and our named executive officers as of December 31, 2015.

Name	Severance Payment Upon Termination (1)		Deferred Compensation		Vested Paid Time Off Benefits (2)		Total
Helmut Kerschbaumer (3)	$	---	$	---	$	---	$	---
Kerry P. Gray (4)		$12,500		$425,153		$15,865		$453,518
Terrance K. Wallberg (5)		$16,667		$53,540		$21,923		$92,130

(1)	Represents one month salary based on base salary as of December 31, 2015.
(2)	The Company maintains a paid-time-off benefit plan in lieu of vacation/holiday/sick benefits. The Table includes vested and unpaid benefits as of December 31, 2015.
(3)
On November 19, 2015, Mr. Kerschbaumer was appointed as the Company’s interim President and Chief Executive Officer and continues to serve as a director for the Company. Mr. Kerschbaumer is not party to an employment agreement regarding his service as an executive officer of the Company and is currently not compensated for such service.

(4)
On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.  Mr. Gray is owed $114,270 from the temporary deferral of earned salary compensation, $273,583 of unpaid fees from his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

(5)	During the year of 2015, Mr. Wallberg temporarily deferred certain portions of his compensation. As of December 31, 2015, Mr. Wallberg is owed $53,540.

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

As of December 31, 2015, we had granted options to purchase 2,061,167 shares of common stock since the inception of the Equity Incentive Plan, of which 1,664,573 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2015, there were 1,065,981 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	1,664,573	$1.73	1,065,981

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	1,664,573	$1.73	1,065,981

DIRECTOR COMPENSATION

Each director who is not also our employee is entitled to receive stock option awards to purchase a number of shares of our common stock, as determined by the Board.  In addition, we reimburse each director, whether an employee or not, the expenses of attending Board and committee meetings.

The Board did not grant any stock option awards to the directors for their services during 2015.

Compensation

Other than Helmut Kerschbaumer and Kerry P. Gray, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2015:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Jeffrey B. Davis (2)	---	---	$	---	---	---	$	---
Robert F. Goldrich (3)	---	---	$	---	---	---	$	---
Klaus Kuehne	---	---	$	---	---	---	$	---
Bradley J. Sacks (4)	---	---	$	---	---	---	$	---

(1)	The Board did not grant any stock option awards to the directors for their services during 2015.
(2)	Mr. Davis resigned as a director of the Company effective December 1, 2015.
(3)	Mr. Goldrich was appointed as a director of the Company on September 25, 2015.
(4)	Mr. Sacks was appointed as a director of the Company on July 20, 2015.

Option Exercises in 2015

There were no exercises of stock options by our directors during the 2015 fiscal year.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth information regarding all outstanding stock option awards for each of our directors as of December 31, 2015, other than Helmut Kerschbaumer and Kerry P. Gray, whose compensation is disclosed above.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey B. Davis (1)	10,000	---	$24.75	12/13/2016
	1,667	---	$74.24	05/08/2017
	3,334	---	$20.70	05/15/2018
	1,667	---	$13.80	06/19/2018
	33,334	---	$2.55	04/26/2020
	75,000	---	$0.33	03/20/2023
	50,000	50,000	$1.15	09/25/2024

Robert F. Goldrich	---	---	---	---

Klaus Kuehne	100,000	---	$0.33	03/20/2023
	37,500	37,500	$1.15	09/25/2024

Bradley J. Sacks	---	---	---	---

(1)	Mr. Davis resigned as a director of the Company effective December 1, 2015. Due to Mr. Davis’s resignation, all of his stock option awards were forfeited on February 28, 2016.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently composed of three directors; Robert F. Goldrich, Bradley J. Sacks, and Klaus Kuehne.  The Compensation Committee makes recommendations to the Board regarding executive compensation matters, including decisions relating to salary and annual incentive payments and grants of stock options.

During the 2015 fiscal year, the Compensation Committee was composed of two directors; Jeffrey B. Davis and Helmut Kerschbaumer.  During the 2015 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee, or other committees serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 10, 2016, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each named executive officer; and (4) all directors and named executive officers of the Company as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o ULURU Inc., 4452 Beltway Drive, Addison, Texas 75001.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.  All shares of common stock subject to options or warrants exercisable within 60 days of March 10, 2016 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 37,034,933 shares of common stock outstanding as of March 10, 2016.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

5% or Greater Stockholders:
IPMD Affiliate Group(1)(2)(6)	10,724,803	28.6%
Kerry P. Gray (3)(4)	2,444,641	6.5%
Michael I. Sacks (5)(6)	2,000,000	5.4%

Directors and Named Executive Officers:
Robert F. Goldrich (7)	---	---
Helmut Kerschbaumer (8)	156,250	*
Klaus Kuehne (9)	156,250	*
Bradley J. Sacks (10)	20,000	*
Terrance K. Wallberg, Chief Financial Officer, Vice President (11)	332,925	*

Directors and Executive Officers as a Group (5 persons) (12)	665,425	1.8%

* Less than 1% of the total outstanding common stock.

(1)
The IPMD Affiliate Group includes IPMD and Altrazeal Trading.  The address for the IPMD Affiliate Group is Schreyvogelgasse 3/5, 1010 Wien, Vienna, Austria.  IPMD has represented that voting and investment decisions are made by majority vote of a board or committee consisting of three persons.  Altrazeal Trading GmbH has represented that voting and investment decisions are made by each of Helmut Kerschbaumer and Martin Egger, either of whom has voting and investment authority with respect to such shares.

(2)
Includes up to 520,438 shares of common stock issuable on exercise of warrants held directly by IPMD (209,525 shares) and indirectly by Altrazeal Trading (310,913 shares) that are currently exercisable or will become exercisable within 60 days of March 10, 2016.

(3)
Includes 669,722 shares of common stock issuable on exercise of warrants and 175,000 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.

(4)
Includes 50,000 shares held by Kerry P. Gray, Trustee for benefit of Michael J. Gray and 50,000 shares held by Kerry P. Gray, Trustee for benefit of Lindsay K. Gray. Mr. Gray disclaims beneficial ownership of such shares.

(5)
The address for M Sacks is 11th Floor, Sandton City Office Towers, Sandhurst, Ext 3, Sandton, 2196, South Africa.  M Sacks is the father of Bradley J. Sacks (“B Sacks”).  As disclosed in the Schedule 13D/A, filed by M Sacks with the Securities and Exchange Commission on July 29, 2015, M Sacks, B Sacks and Centric Capital Ventures LLC (“Centric”) may be deemed to be a “group” within the meaning of Rule 13d-5(b) under the Exchange Act, however, M Sacks disclaims any beneficial ownership in the shares of common stock beneficially owned by B Sacks and Centric. B Sacks and Centric disclaim any beneficial ownership in the shares of common stock beneficially owned by M Sacks.

(6)
IPMD is party to an Equalization Agreement, dated January 31, 2014, with M Sacks and The Punch Trust.  Pursuant to the Equalization Agreement, IPMD is required to transfer a certain number of shares of Company common stock to M Sacks and The Punch Trust that IPMD related entities receive from certain strategic transactions involving such entities and the Company.  Currently, the parties to the Equalization Agreement are evaluating their obligations thereunder, and any effect on beneficial ownership has not been reflected in the Table.

(7)	Includes nil shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.
(8)	Includes 156,250 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.
(9)	Includes 156,250 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.
(10)
The address for Centric and B Sacks is 590 Madison Avenue, Floor 18, New York, NY 10022. B Sacks is the Managing Member of Centric and has sole voting and investment power with respect with to the common stock held by Centric.  Includes nil shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.

(11)
Includes 60,000 shares of common stock issuable on exercise of warrants and 148,668 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.

(12)
Includes 60,000 shares of common stock issuable on exercise of warrants, and 461,168 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 10, 2016.

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

 Certain Relationships and Related Transactions

Employment and Separation Agreements

As of December 31, 2015, we are not party to employment agreements with Helmut Kerschbaumer, our Interim President and Chief Executive Officer, Kerry P. Gray, our former President and Chief Executive Officer, and Terrance K. Wallberg, our Vice President and Chief Financial Officer.  Each of Messrs. Kerschbaumer, and Wallberg are, and Mr. Gray was, employed by the Company on an “at-will” basis with a base salary and each are eligible to participate in Company provided benefit programs, bonus programs, and equity incentive plans to include stock options and stock grants.  Other than Mr. Kerschbaumer, they continue to be party to agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.

Indemnification Agreements

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

Common Stock Transactions with Related Persons

March 2016 Offering

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of common stock and warrants to purchase an additional 25,245,442 shares of common stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase common stock, for an aggregate purchase price of $1,800,000.  (the “March 2016 Offering).  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells common stock or common stock equivalents for one year (subject to standard exceptions).

Purchasers in the offering included Michael I. Sacks, the father of Bradley J. Sacks, the Chairman of our Board of Directors, Centric Capital Ventures, LLC, an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg, our Vice President and Chief Financial Officer, and Daniel G. Moro, our Vice President of Polymer Drug Delivery.

Distribution Relationships

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  In November 2015, Helmut Kerschbaumer was appointed as the interim President and Chief Executive Officer of the Company.

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

As of December 31, 2015, we were party to AG Agreement with Altrazeal AG for the marketing and distribution of Altrazeal in various international territories.  In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the AG Agreement.  On or about March 24, 2015, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  We are in the process of reaching out to sub-distributors in the territories covered by the AG Agreement for the purpose of accepting orders directly from, and fulfilling orders directly to, such sub-distributors.

We are also party to a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  The initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We  informed ORADISC GmbH that the right to utilize the OraDisc™ erodible film technology under the option expired by its terms.

For the years ended December 31, 2015 and 2014, the Company recorded revenues, in approximate numbers, of $795,000 and $802,000, respectively, with the various Altrazeal Distributors, which represented approximately 85% and 93% of our total revenues.  As of December 31, 2015 and 2014, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $103,000 and $798,000, respectively, which represented approximately 53% and 99% of our net outstanding accounts receivables.

Temporary Advances

Mr. Kerschbaumer is an officer and an indirect shareholder of IPMD and Mr. Kuehne is an indirect shareholder of IPMD and may each be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of IPMD.

The Company received temporary working capital advances from IPMD of $100,000 on July 15, 2015, $80,000 on July 21, 2015, and $40,000 on September 17, 2015.  The Company repaid $220,000 to IPMD on October 27, 2015.

License Purchase and Termination Agreement

On December 24, 2015, we entered into and closed the transaction contemplated by Altrazeal Termination Agreement with Altrazeal Trading and IPMD.  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company thereby effecting its termination and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company is permitted to pay and did pay (a) to Altrazeal Trading by means of the issuance of 4,441,606 share of common stock together with warrants to purchase 444,161 shares of common stock, and (b) to IPMD by means of the issuance of 2,095,241 shares of common stock, together with warrants to purchase 209,525 shares of common stock.  The warrants have an exercise price of $0.68 per share and a term of one-year.

Altrazeal Trading has also agreed to return inventory of Altrazeal® blisters held in its possession in an amount equal to €88,834 (“Inventory Payment”) on or before December 31, 2016.  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of common stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We are required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer owns any of the registered shares.

In connection with the Altrazeal Termination Agreement, we also entered into a Mutual Termination and Release Agreement, dated December 24, 2015, for the purpose of terminating the Binding Term Sheet dated May 12, 2015 with Altrazeal Trading and Firnron LTD (the “Term Sheet”).  Under the Term Sheet, it was contemplated that the Company would acquire all of the remaining equity interests in Altrazeal Trading.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of December 31, 2015, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2015	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2) (3)	$275,153	$(119,986)	$(91,000)	$220,673	$140,313	$425,153
Terrance K. Wallberg	53,540	(25,000)	(35,769)	24,230	36,539	53,540
Other employees	54,871	---	---	---	---	54,871
Total	$383,564	$(144,986)	$(126,769)	$244,903	$176,852	$533,564

(1)
During 2015, Mr. Gray temporarily deferred compensation of $275,153 which consisted of $51,770 earned as salary compensation for his duties as President of the Company, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

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

As of December 31, 2015, the Company’s obligation for temporarily deferred compensation was $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves both the audit scope and estimated fees for professional services for each year. The Audit Committee has authorized the engagement of Lane Gorman Trubitt, PLLC, who we refer to as Lane Gorman, as our independent auditors for the year ending December 31, 2016.  Lane Gorman has been the Company’s independent registered public accounting firm since March 29, 2007.

Audit and Non-Audit Fees

The following table summarizes the fees billed by our principal independent auditors for each of our last two fiscal years.  For fiscal 2015, audit fee includes an estimate of amounts not yet billed.

	Years Ended December 31,
Nature of Service	2015		2014
Audit fees (1)		$51,000		$50,588
Audit related fees (2)		$22,993		$20,832
Tax fees (3)	$	---	$	---
All other fees (4)		$16,671		$2,803

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

(3)
Consists of fees and professional services for tax compliance, tax advice, and tax planning.  The Company does not use its principal accountants to provide tax services.  McGuiness and Hodavance, CPA billed $1,500 and $1,500 for tax return preparation for 2015 and 2014, respectively.

(4)
The services provided by our principal accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, internal controls, accounting issues and client conferences.  The Company does not use its principal accountants to provide internal controls consulting.  Saville, Dodgen and Company, PLLC billed $5,000 and $10,000 for internal controls consulting for 2015 and 2014, respectively.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	51
		Consolidated Balance Sheets as of December 31, 2015 and 2014	52
		Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	53
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014	54
		Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	55
		Notes to Consolidated Financial Statements	56

	2.	Financial Statement Schedules

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

ULURU Inc.

Date: March 30, 2016	By	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer
Interim Chief Executive Officer
Principal Executive Officer

Date: March 30, 2016	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	/s/ Bradley J. Sacks
Bradley J. Sacks, Director

Date: March 30, 2016	/s/ Robert F. Goldrich
Robert F. Goldrich, Director

Date: March 30, 2016	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer, Director

Date: March 30, 2016	/s/ Klaus Kuehne
Klaus Kuehne, Director

Date: March 30, 2016	/s/ Terrance K. Wallberg
Terrance K. Wallberg, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
2.1		Agreement and Plan of Merger and Reorganization dated October 12, 2005 by and among the Registrant, ULURU Acquisition Corp., and ULURU Delaware Inc. (1)
2.2.1		Asset Sale Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
2.2.2		Amendment to Asset Sale Agreement dated December 8, 2006 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (4)
3.1		Restated Articles of Incorporation dated November 5, 2007. (6)
3.2		Amended and Restated Bylaws dated December 5, 2008. (7)
3.3		Certificate of Designations of Series A Preferred Stock. (16)
4.1		Common Stock Purchase Warrants dated January 6, 2011 by and between ULURU Inc. and the purchasers’ party thereto. (14)
4.2		Common Stock Purchase Warrant dated June 13, 2011 by and between ULURU Inc. and Kerry P. Gray. (15)
4.3		Common Stock Purchase Warrant dated July 28, 2011 by and between ULURU Inc. and Kerry P. Gray. (16)
4.4		Common Stock Purchase Warrant dated June 27, 2012 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.5		Common Stock Purchase Warrant dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH (21)
4.6		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (22)
4.7		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (22)
4.8		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (27)
4.9		Warrant to Purchase Shares of Common Stock dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (30)
4.10		Common Stock Purchase Warrant dated December 24, 2015 by and between ULURU Inc. and Altrazeal Trading GmbH. (37)
4.11		Common Stock Purchase Warrant dated December 24, 2015 by and between ULURU Inc. and IPMD GmbH. (37)
10.1		Patent Assignment Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.2		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (3)
10.3.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (3)
10.3.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (26)
10.3.3		Second Amendment to Lease Agreement dated March 17, 2015 by and ULURU Delaware Inc. and Addison Park Ltd. (29)
10.4		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (3)
10.5	*	ULURU Inc. 2006 Equity Incentive Plan. (2)
10.5.1	*	First Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated May 8, 2007. (5)
10.5.2	*	Second Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated December 17, 2009. (11)
10.5.3	*	Third Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 10, 2010. (12)
10.5.4	*	Fourth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 14, 2012. (18)
10.5.5	*	Fifth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 13, 2013. (24)
10.5.6	*	Sixth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 5, 2014. (28)
10.6		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (8)
10.7	*	Indemnification Agreement dated July 10, 2009 by and between ULURU Inc. and Kerry P. Gray (9)
10.8	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (10)
10.9		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (13)
10.10.1		Shareholders’ Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (17)
10.10.2		Amendment to Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Melmed Holding AG. (26)
10.11.1		License and Supply Agreement dated January 11, 2012 by and between ULURU Inc. and Melmed Holding AG. (17)
10.11.2		Amendment No. 1 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (23)
10.11.3		Amendment No. 2 to License and Supply Agreement dated December 21, 2012 by and between ULURU Inc. and Melmed Holding AG. (26)
10.11.4		Amendment No. 3 to License and Supply Agreement dated February 2, 2014 by and between ULURU Inc. and Melmed Holding AG. (26)
10.12		Binding Term Sheet dated September 20, 2012 by and between ULURU Inc. and Regenertec Invest GmbH. (20)
10.13		Shareholders’ Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (23)
10.14		License and Supply Agreement dated October 19, 2012 by and between ULURU Inc. and ORADISC GmbH. (23)
10.15		Securities Purchase Agreement dated December 21, 2012 by and between ULURU Inc. and IPMD GmbH. (21)
10.16		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (22)
10.17.1		Exclusive License and Supply Agreement dated September 30, 2013 by and between ULURU Inc. and Altrazeal AG. (25)
10.17.2		Amendment No. 1 to Exclusive License and Supply Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (26)
10.18		Registration Rights Agreement dated January 31, 2014 by and between ULURU Inc. and the investors’ party thereto. (26)
10.19		Shareholders’ Agreement dated February 1, 2014 by and between ULURU Inc. and Altrazeal AG. (26)
10.20.1		Promissory Note dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (30)
10.20.2		Waiver Agreement dated January 11, 2016 by and between ULURU Inc. and Inter-Mountain Capital Corp. (38)
10.21		Securities Purchase Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (30)
10.22		Registration Rights Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (30)
10.23.1		Binding Term Sheet dated May 12, 2015 by and between ULURU Inc., IPMD GmbH, and Firnron Ltd. (31)
10.23.2		Amendment to the Binding Term Sheet dated July 13, 2015 by and between ULURU Inc. and IPMD GmbH. (35)
10.24		Indemnification Agreement dated July 27, 2015 by and between ULURU Inc. and Bradley J. Sacks. (32)
10.25		Securities Purchase Agreement dated August 31, 2015 and executed on September 6, 2015 by and between ULURU Inc. and the purchasers’ party thereto. (34)
10.26		Registration Rights Agreement dated August 31, 2015 and executed on September 6, 2015 by and between ULURU Inc. and the parties thereto. (33)
10.27	*	Indemnification Agreement dated September 25, 2015 by and between ULURU Inc. and Robert F. Goldrich. (36)
10.28	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Helmut Kerschbaumer. (36)
10.29	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Klaus Kuehne. (36)
10.30		License Purchase and Termination Agreement, dated December 24, 2015, by and between ULURU Inc., Altrazeal Trading GmbH, and IPMD GmbH. (37)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2005.
(2)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(4)		Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on December 15, 2006.
(5)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 30, 2007.
(6)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(7)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(8)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(9)		Incorporated by reference to the Company’s Form 8-K filed on July 10, 2009.
(10)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(11)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on January 28, 2010.
(12)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 16, 2010.
(13)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(14)		Incorporated by reference to the Company’s Form 8-K filed on January 4, 2011.
(15)		Incorporated by reference to the Company’s Form 8-K filed on June 14, 2011.
(16)		Incorporated by reference to the Company’s Form 8-K filed on August 1, 2011.
(17)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(18)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2012.
(19)		Incorporated by reference to the Company’s Form 8-K filed on July 3, 2012.
(20)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(21)		Incorporated by reference to the Company’s Form 8-K filed on December 27, 2012.
(22)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.
(23)		Incorporated by reference to the Company’s Form 10-K filed on March 29, 2013.
(24)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2013.
(25)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2013.
(26)		Incorporated by reference to the Company’s Form 10-K filed on March 31, 2014.
(27)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2014.
(28)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 16, 2014.
(29)		Incorporated by reference to the Company’s Form 10-K filed on April 1, 2015.
(30)		Incorporated by reference to the Company’s Form 8-K filed on April 17, 2015.
(31)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 13, 2015.
(32)		Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2015.
(33)		Incorporated by reference to the Company’s Form 8-K filed on September 11, 2015.
(34)		Incorporated by reference to the Company’s Form 8-K/A filed on September 25, 2015.
(35)		Incorporated by reference to the Company’s Form S-1 Registration Statement filed on September 25, 2015.
(36)		Incorporated by reference to the Company’s Form 10-Q filed on November 16, 2015.
(37)		Incorporated by reference to the Company’s Form 8-K filed on December 28, 2015.
(38)		Incorporated by reference to the Company’s Form 8-K filed on January 12, 2016.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets as of December 31, 2015 and 2014	F – 2

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F – 3

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014	F – 4

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F – 5

Notes to Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of ULURU Inc. (a Nevada corporation) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015.  ULURU Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two -year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt.  The Company’s ability to consummate such transactions is uncertain.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the outcome of this uncertainty.  Our opinion is not modified with respect to this matter

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 30, 2016

ULURU Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$180,000	$550,458
Accounts receivable, net	89,378	3,879
Accounts receivable – related party, net	2,805	798,147
Inventory	531,421	325,657
Prepaid expenses and deferred charges	123,201	137,858
Total Current Assets	926,805	1,815,999

Property, Equipment and Leasehold Improvements, net	257,417	432,110

Other Assets
Intangible assets, net	2,720,541	3,195,689
Licensing rights, net	3,506,235	---
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	6,244,845	3,213,758

TOTAL ASSETS	$7,429,067	$5,461,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,780,197	$1,536,612
Accrued liabilities	402,214	273,201
Promissory notes payable, net of unamortized debt discount and debt issuance costs, current portion	315,058	---
Deferred revenue, current portion	42,934	58,959
Total Current Liabilities	2,540,403	1,868,772

Long Term Liabilities
Deferred revenue, net of current portion	685,287	839,174
Total Long Term Liabilities	685,287	839,174

TOTAL LIABILITIES	3,225,690	2,707,946

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
36,834,933 and 24,458,018 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	36,835	24,458
Additional paid-in capital	60,426,915	56,289,882
Accumulated (deficit)	(56,260,373)	(53,560,419)
TOTAL STOCKHOLDERS’ EQUITY	4,203,377	2,753,921

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,429,067	$5,461,867

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenues
License fees	$207,832	$58,959
Royalty income	12,046	62,966
Product sales, net	715,861	741,932
Total Revenues	935,739	863,857

Costs and Expenses
Cost of goods sold	271,310	511,943
Research and development	763,547	770,542
Selling, general and administrative	1,680,650	1,773,540
Amortization	481,419	475,148
Depreciation	180,480	237,388
Total Costs and Expenses	3,377,406	3,768,561
Operating (Loss)	(2,441,667)	(2,904,704)

Other Income (Expense)
Interest and miscellaneous income	281	5,386
Interest expense	(178,914)	(50,574)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Foreign currency transaction (loss)	(79,654)	(53,867)
Loss on early extinguishment of convertible note	---	(135,078)
Proceeds from litigation settlement	---	1,200,000
(Loss) Before Income Taxes	(2,699,954)	(1,938,837)

Income taxes	---	---
Net (Loss)	$(2,699,954)	$(1,938,837)

Basic and diluted net (loss) per common share	$(0.10)	$(0.08)

Weighted average number of common shares outstanding	25,899,240	23,639,427

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2015 and 2014
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity

Balance as of December 31, 2013	18,871,420	$18,872	$53,336,127	$(51,621,582)	$1,733,417

Issuance of common stock and warrants in a private placement; net of funding raising costs	1,250,000	1,250	498,750	---	500,000

Issuance of common stock and warrants in a private placement	275,000	275	109,725	---	110,000

Issuance of common stock for principle and interest due on convertible note	911,690	912	318,180	---	319,092

Loss on conversion of convertible note settled with common stock	---	---	(234,042)	---	(234,042)

Issuance of common stock for principle due on convertible notes	232,408	232	264,768	---	265,000

Issuance of common stock for services	67,500	67	64,283	---	64,350

Cancellation of common stock issued for services	(150,000)	(150)	(86,850)	---	(87,000)

Issuance of common stock for exercise of warrant	3,000,000	3,000	1,797,000		1,800,000

Warrants issued for services	---	---	72,771	---	72,771

Share-based compensation of employees	---	---	27,667	---	27,667
Share-based compensation of non-employees	---	---	121,503	---	121,503

Net (loss)	---	---	---	(1,938,837)	(1,938,837)
Balance as of December 31, 2014	24,458,018	$24,458	$56,289,882	$(53,560,419)	$2,753,921

Issuance of common stock in a private placement; net of fund raising costs ($198,423)	3,830,131	3,830	1,253,197	---	1,257,027

Issuance of common stock and warrants for acquisition of licensing rights, net of offering costs ($32,000)	6,536,847	6,537	2,452,217	---	2,458,754

Issuance of common stock for principle and interest due on promissory note	1,648,421	1,648	216,845	---	218,493

Issuance of common stock for exercise of warrant – 361,516 shares for cashless exercise of warrant shares (392,857)principle and interest due on promissory note	361,516	362	(362)	---	---

Issuance of stock warrant in connection with promissory note, net of fund raising costs ($17,493)	---	---	51,643	---	51,643

Offering costs adjustment – Series A preferred stock sale in 2011	---	---	10,509	---	10,509

Share-based compensation of employees	---	---	50,277	---	50,277
Share-based compensation of non-employees	---	---	102,707	---	102,707

Net (loss)	---	---	---	(2,699,954)	(2,699,954)
Balance as of December 31, 2015	36,834,933	$36,835	$60,426,915	$(56,260,373)	$4,203,377

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015		2014
OPERATING ACTIVITIES :
Net (loss)		$(2,699,954)		$(1,938,837)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets		481,419		475,148
Depreciation		180,480		237,388
Share-based compensation for stock and options issued to employees		50,277		27,667
Share-based compensation for options issued to non-employees		102,707		121,503
Equity in earnings (loss) of unconsolidated subsidiary		---		---
Amortization of debt discount on convertible notes		37,120		(78,078)
Amortization of deferred financing costs		27,073		7,309
Warrants issued (cancelled) for services		---		72,771
Common stock issued (cancelled) for services		---		(22,650)
Common stock issued for interest due on convertible note		38,493		2,063
Loss on early extinguishment of convertible note		---		135,078

Change in operating assets and liabilities:
Accounts receivable		(506,335)		(616,948)
Inventory		(205,764)		69,949
Prepaid expenses and deferred charges		14,657		(14,046)
Notes receivable and accrued interest		---		777,710
Accounts payable		438,011		(198,113)
Accrued liabilities		129,013		(42,762)
Accrued interest		---		(13,360)
Deferred revenue		(169,912)		(58,959)
Total		617,239		881,670

Net Cash Used in Operating Activities		(2,082,715)		(1,057,167)

INVESTING ACTIVITIES :
Purchase of property and equipment		(5,787)		(30,884)
Net Cash Used in Investing Activities		(5,787)		(30,884)

FINANCING ACTIVITIES :
Proceeds from sale of common stock, net		1,257,027		---
Proceeds from sale of common stock and warrants, net		---		610,000
Proceeds from exercise of warrant		---		1,800,000
Proceeds from issuance of promissory note and warrant, net		482,508		---
Repayment of principle due on convertible notes		---		(776,610)
Temporary working capital advance from related party		220,000		---
Repayment of temporary working capital advance from related party		(220,000)		---
Offering costs associated with acquisition of licensing rights		(32,000)
Offering cost adjustment – preferred stock sale in 2011		10,509		---
Net Cash Provided by Financing Activities		1,718,044		1,633,390

Net Increase (Decrease) in Cash		(370,458)		545,339

Cash, beginning of period		550,458		5,119
Cash, end of period		$180,000		$550,458

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$5,447		$30,775

Non-cash investing and financing activities:
Application of accounts receivable and accounts payable for the acquisition of licensing rights		$1,021,752
Issuance of common stock for acquisition of licensing rights		$2,490,754	$	---
Issuance of common stock for principle due on promissory note		$180,000	$	---
Issuance of common stock for principle due on convertible notes	$	---		$582,029

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a specialty pharmaceutical company committed to developing and commercializing a range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Liquidity and Going Concern

The Company is unable to assert that its liquidity will be sufficient to fund operations through the second quarter of 2016, and as a result, there is substantial doubt about our ability to continue as a going concern through the second quarter of 2016.  These consolidated financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  We may not be able to raise sufficient capital on acceptable terms, or at all, to continue operations and may not be able to execute any strategic transaction.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $100,672 and $887, respectively.  For the years ended December 31, 2015 and 2014, the accounts written off as uncollectible were $14,347 and $779, respectively.

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

Prepaid Expenses and Deferred Charges

As of December 31, 2015 and 2014, prepaid expenses were composed primarily of insurance policy costs.  We amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

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

Licensing Rights

Purchased licensing rights are capitalized and amortized over the life of the patent associated with the licensed product.

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

Debt Issuance Costs

We defer debt issuance costs associated with the issuance of our promissory note payable and amortize those costs over the period of the promissory note obligation using the effective interest method.  In 2015, we incurred $50,000 of debt issuance costs related to our promissory note payable with Inter-Mountain Capital Corp.  During 2015 and 2014, we recorded amortization of approximately $27,000 and $7,000, respectively, of deferred financing costs. Unamortized debt issuance costs at December 31, 2015 and 2014 were approximately of $23,000 and nil, respectively.

Accrual for Clinical Study Costs

We record accruals for estimated clinical study costs.  Clinical study costs represent costs incurred by clinical research organizations, or CROs, and clinical sites.  These costs are recorded as a component of research and development expenses.  We analyze the progress of the clinical trials, including levels of patient enrollment and/or patient visits, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities.  Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period.  Actual costs incurred may or may not match the estimated costs for a given accounting period.  As of December 31, 2015 and 2014, the accrual for estimated clinical study costs was nil.

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

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.  Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2015 and 2014.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2015 and 2014, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2015 and December 31, 2014 our cash and cash equivalents totaled $180,000 and $550,458, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2015 and at December 31, 2014.  As of December 31, 2015, one customer, being one of our international distributors, exceeded the 5% threshold, with 92%.  Three customers, each being one of our international distributors, exceeded the 5% threshold at December 31, 2014, with 71%, 19%, and 9%, respectively.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

A portion of our revenues and all of our expenses are denominated in U.S. dollars.  We are expecting an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

We determined that all embedded items associated with financial instruments during 2015 and 2014 which qualify for derivative treatment, were properly separated from their host.  As of December 31, 2015 and 2014, we did not have any derivative instruments.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases.  The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect ASU No. 2016-02 will have on our consolidated financial statements.

In July 2015, FASB issued Update No. 2015-11, "Simplifying the Measurement of Inventory."  Under ASU No. 2015-11, inventory should be measured at the lower of cost and net realizable value.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  We do not believe ASU No. 2015-11 will have a material impact on our consolidated financial statements.

In April 2015, FASB issued Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted.  The Company has elected early adoption as the guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results.

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for us in the first quarter of the year ending December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of ASU 2014-09 on our consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2015 that had, or are expected to have, a material impact on our financial statements.

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

Our revenues are currently derived primarily from nineteen licensees for international activities and our domestic sales activities for Altrazeal®.

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2015	%	2014	%
Domestic	$28,030	3%	$37,465	4%
International	907,709	97%	826,392	96%
Total	$935,739	100%	$863,857	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues, along with their relative percentage of total revenues, for the year ended December 31 are represented on the following table:

Customers	Product	2015	2014
Customer A	Altrazeal®	58%	80%
Customer B	Altrazeal®	18%	11%
Total		76%	91%

NOTE 5.	INVENTORY

As of December 31, 2015 and 2014, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the years ended December 31, 2015 and 2014, we wrote off approximately $1,600 and $19,000, respectively, in obsolete inventories.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2015	2014
Raw materials	$38,037	$41,648
Work-in-progress	485,123	271,571
Finished goods	8,261	12,438
Total	$531,421	$325,657

NOTE 6.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2015	2014
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,599,894
Computers, office equipment, and furniture	153,865	153,078
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,283,596	2,277,809
Less: accumulated depreciation and amortization	(2,026,179)	(1,845,699)
Property, equipment and leasehold improvements, net	$257,417	$432,110

Depreciation expense on property, equipment, and leasehold improvements was $180,480 and $237,388 for the years ended December 31, 2015 and 2014, respectively.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets are comprised of patents acquired in October 2005.  Intangible assets, net consisted of the following at December 31:

Intangible assets	2015	2014
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(6,905,397)	(6,430,249)
Intangible assets, net	$2,720,541	$3,195,689

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2015.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible assets exceeded the recorded remaining book value.

Amortization expense for intangible assets was $475,148 and $475,148 for the years ended December 31, 2015 and 2014, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2015, is as follows:

Calendar Years	Future Amortization Expense
2016	$476,450
2017	475,148
2018	475,148
2019	475,148
2020	476,450
2021 & Beyond	342,197
Total	$2,720,541

NOTE 8.	LICENSING RIGHTS

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading GmbH (“Altrazeal Trading”) and IPMD GmbH (“IPMD”).  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company thereby effecting its termination and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company is permitted to pay and did pay (a) to Altrazeal Trading by means of the issuance of 4,441,606 share of common stock together with warrants to purchase 444,161 shares of common stock and (b) to IPMD by means of the issuance of 2,095,241 shares of common stock, together with warrants to purchase 209,525 shares of common stock.  The warrants have an exercise price of $0.68 per share and a term of one-year.

Altrazeal Trading has also agreed to return inventory of Altrazeal® blisters held in its possession in an amount equal to €88,834 (“Inventory Payment”) on or before December 31, 2016.  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of common stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We are required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer owns any of the registered shares.

In connection with the Altrazeal Termination Agreement, we also entered into a Mutual Termination and Release Agreement, dated December 24, 2015, for the purpose of terminating the Binding Term Sheet dated May 12, 2015 with Altrazeal Trading and Firnron LTD (the “Term Sheet”).  Under the Term Sheet, it was contemplated that the Company would acquire all of the remaining equity interests in Altrazeal Trading.

Licensing rights, net consisted of the following at December 31:

Licensing rights	2015	2014
European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.	$3,512,506	---
Less: accumulated amortization	(6,271)	---
Licensing rights, net	$3,506,235	---

We performed an evaluation of our licensing rights asset for purposes of determining possible impairment as of December 31, 2015.  Based upon recent market conditions and comparable market transactions for similar licensing rights, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each licensing rights asset fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our licensing rights asset at the measurement date.  Upon completion of the evaluation, the fair value of our licensing rights asset exceeded the recorded remaining book value.

Amortization expense for licensing rights asset was $6,271 and nil for the years ended December 31, 2015 and 2014, respectively.  The future aggregate amortization expense for intangible assets, remaining as of December 31, 2015, is as follows:
Calendar Years	Future Amortization Expense
2016	$325,148
2017	325,148
2018	325,148
2019	325,148
2020	325,148
2021 & Beyond	1,880,495
Total	$3,506,235

NOTE 9.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

On December 24, 2015, we completed the Altrazeal Termination Agreement with Altrazeal Trading and IPMD GmbH (“IPMD”) as more fully described in Note 8.  Under the Altrazeal Termination Agreement, our ownership interest in Altrazeal Trading was cancelled.

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, through which OraDisc™ erodible film technology products would be developed and marketed.  We were entitled to receive a non-dilutable 25% ownership interest in ORADISC GmbH.

Financial statements for the year ended December 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH in our financial statements for such reporting period.  We believe that our share of the cumulative losses of ORADISC GmbH for the years ended December 31, 2015, 2014, and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the years ended December 31, 2014 and 2013, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2014 totaled $22,826.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
Balance sheet
Total assets		$237,726		$305,069
Total liabilities		$286,643		$302,572
Total stockholders’ (deficit)/equity		$(48,917)		$2,497
Statement of operations
Revenues	$	---	$	---
Net (loss)		$(47,450)		$(34,671)

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

Audited or unaudited financial statements of Altrazeal AG for the years December 31, 2015 and 2014 have not been released to us and, therefore, we have not included the effect of the financial activities of Altrazeal AG in our financial statements for such reporting period.  We believe that our share of the cumulative losses of Altrazeal AG for the years ended December 31, 2015 and 2014 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

NOTE 10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2015	2014
Accrued compensation/benefits	$329,131	$96,795
Accrued taxes – payroll	---	106,299
Accrued insurance payable	73,074	69,815
Product rebates/returns	9	13
Other	---	279
Total accrued liabilities	$402,214	$273,201

NOTE 11.	CONVERTIBLE DEBT

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

On January 11, 2016, we executed a Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Subsequent installment payments with respect to December 2015 and January 2016 have been made on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

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

Information relating to the April 2015 Note is as follows:

					As of December 31, 2015
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance (2)	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		$370,000	$32,015	$22,927	$315,058
Total	$550,000				$370,000	$32,015	$22,927	$315,058

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

(2)	The principle balances due, as of December 31, 2015 does not include the $25,000 accommodation fee pursuant to the Waiver Agreement executed on January 11, 2016.

For the year ended December 31, 2015, we issued 1,648,421 shares of Common Stock for four installment payments of principal and interest due under the April 2015 Note.

The future minimum payments relating to the April 2015 Note, as of December 31, 2015, are as follows:

	Payments Due By Period
Transaction	Total	2016	2017		2018		2019		2020
April 2015 Note (1)	$370,000	$370,000	$	---	$	---	$	---	$	---
Total	$370,000	$370,000	$	---	$	---	$	---	$	---

(1)	The payments due by period does not include the $25,000 accommodation fee pursuant to the Waiver Agreement executed on January 11, 2016.

Convertible Note – June 2012

On June 27, 2012, we entered into a Securities Purchase Agreement related to our issuance of a $2,210,000 Secured Convertible Note (the “June 2012 Note”), with Inter-Mountain.  The purchase price for the June 2012 Note was paid $500,000 at closing in cash and $1,500,000 in the form of six Investor Notes in favor of the Company, each in the principal amount of $250,000 at an interest rate of 8.0% per annum, and each of which became due as the outstanding balance under the June 2012 Note was reduced to certain levels.  The purchase price of the June 2012 Note also reflected a $200,000 original issue discount and $10,000 in attorney’s fees.

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

The amount of interest cost recognized from our promissory note was $37,110 and nil for the years ended December 31, 2015 and 2014, respectively, and the amount of interest cost recognized from our convertible notes was nil and $20,853 for the years ended December 31, 2015 and 2014, respectively.

The amount of debt discount amortized from our promissory note was $37,120 and nil for the years ended December 31, 2015 and 2014, respectively, and the amount of debt discount amortized from our convertible notes was nil and $(78,078) for the years ended December 31, 2015 and 2014, respectively.

The amount of debt issuance costs amortized from our promissory note was $27,073 and nil for the years ended December 31, 2015 and 2014, respectively, and the amount of deferred financing costs amortized from our convertible notes was nil and $7,309 for the years ended December 31, 2015 and 2014, respectively.

NOTE 12.	EQUITY TRANSACTIONS

Common Stock Transactions

October 2015 Offering

On September 6, 2015, we entered into a Securities Purchase Agreement with several institutional investors from Europe (collectively, the “Investors”) relating to an equity investment of $1,588,225 by the Investors for 4,179,539 shares of our common stock, at a per-share purchase price of $0.38 (the “October 2015 Offering”).  As of the date of this Report, the October 2015 Offering has resulted in net proceeds to the Company of approximately $1,257,000, of which approximately $1,050,000 was received in October 2015 and $207,000 was received in November 2015.

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

NOTE 13.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2015, we had 36,834,933 shares of common stock issued and outstanding.

For the year ended December 31, 2015, we issued 12,376,915 shares of Common Stock composed of 6,536,847 shares of Common Stock issued Altrazeal Trading and IPMD pursuant to the Altrazeal Termination Agreement (as described in Note 8), 3,830,131 shares of Common Stock issued European investors pursuant to the October 2015 Offering, 1,648,421 shares of Common Stock issued for installment payments due under the April 2015 with Inter-Mountain, and 361,516 shares of Common Stock issued for the cashless conversion of a warrant held by Inter-Mountain.

Preferred Stock

As of December 31, 2015, we had no shares of Series A Preferred Stock (the “Series A Shares”).  For the year ended December 31, 2015, we did not issue any new Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2015 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2013	4,665,451	$0.82

Warrants issued	80,000	1.20
Warrants exercised	(3,000,000)	0.60
Warrants cancelled	(69,050)	3.22
Balance as of December 31, 2014	1,676,401	$1.14

Warrants issued	847,804	0.72
Warrants exercised	(392,857)	0.35
Warrants cancelled	(357,155)	2.85
Balance as of December 31, 2015	1,774,193	$0.77

For the year ended December 31, 2015, we issued warrants to purchase up to an aggregate of 847,804 shares of our common stock which consisted of (i) a warrant issued to Altrazeal Trading pursuant to the Altrazeal Termination Agreement to purchase up to an aggregate of 444,161 shares of our common stock at an exercise price of $0.68 per share, (ii) a warrant issued to IPMD pursuant to the Altrazeal Termination Agreement to purchase up to an aggregate of 209,525 shares of our common stock at an exercise price of $0.68 per share, and (iii) a warrant issued to Inter-Mountain pursuant to the April 2015 Note to purchase up to an aggregate of 194,118 shares of our common stock at an exercise price of $0.85 per shares.

Of the warrant shares subject to exercise as of December 31, 2015, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
December 24, 2016	653,686
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
Total	1,774,193

NOTE 14.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2015	2014
Warrants to purchase Common Stock	1,774,193	1,676,401
Stock options to purchase common stock	1,664,573	1,699,907
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	1,934,718	---
Total	5,373,484	3,376,308

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest will be paid in Common Stock based on a price of $0.10 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to December 31, 2015), subject to certain ownership limitations.

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

Our Board of Directors granted the following incentive stock option awards to executives or employees and nonstatutory stock option awards to directors or non-employees for the years ended December 31:

	2015	2014
Incentive Stock Options (1)
Quantity	---	125,000
Weighted average fair value per share	---	$0.81
Fair value	---	$101,171

Nonstatutory Stock Options (2)
Quantity	---	560,000
Weighted average fair value per share	---	$0.81
Fair value	---	$453,250

(1)	The Company did not award any incentive stock options for the year ended December 31, 2015.
(2)	The Company did not award any nonstatutory stock options for the year ended December 31, 2015.

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

	2015	2014
Incentive Stock Options
Expected volatility (1)	---	107.66%
Risk-fee interest rate % (2)	---	1.75%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---

Nonstatutory Stock Options
Expected volatility (1)	---	107.66%
Risk-fee interest rate % (2)	---	1.75%
Expected term (in years)	---	5.0
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility.
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2015	2014
Research and development	$69,028	$35,861
Selling, general and administrative	83,956	113,309
Total share-based compensation expense	$152,984	$149,170

At December 31, 2015, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $121,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty one months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2015 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2013	1,014,907	$2.12

Granted	685,000	1.15
Forfeited/cancelled	---	---
Exercised	---	---
Outstanding as of December 31, 2014	1,699,907	$1.73

Granted	---	---
Forfeited/cancelled	(35,334)	1.77
Exercised	---	---
Outstanding as of December 31, 2015	1,664,573	$1.73

The following table presents the stock option grants outstanding and exercisable as of December 31, 2015:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
882,500	$0.33	7.2	640,000	$0.33
680,000	1.15	6.9	155,000	1.15
33,334	2.55	4.3	33,334	2.55
68,739	25.07	1.6	68,739	25.07
1,664,573	$1.73	6.8	897,073	$2.45

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

For the years ended December 31, 2015 and 2014, we did not grant any restricted stock awards.

At December 31, 2015, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

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

As of December 31, 2015, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,664,573 were outstanding at a weighted average exercise price of $1.73 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2015, there were 1,065,981 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 16.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $18,861 and $24,674 to the 401(k) Plan during the years ended December 31, 2015 and 2014, respectively.

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

The fair value of our financial instruments consisted of the following at December 31:

Description	2015	2014
Liabilities:
Promissory note – April 2015	$370,000	---

NOTE 18.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2015, of $19,905,250 were reduced to zero, after considering the valuation allowance of $19,905,250, since there is no assurance of future taxable income.  As of December 31, 2015 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $53,941,331 and $552,553, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,792		8,690
2033	3,187,559		15,882
2034	1,797,031		19,491
2035	2,594,151		21,113
Total	$53,941,331		$552,553

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

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows:

	2015		2014
Deferred tax assets:
Net operating loss carryforwards		$19,179,724		$18,279,724
Intangible assets		132,836		188,944
Other		605,231		554,404
Total gross deferred tax assets		19,917,791		19,023,072

Deferred tax liabilities:
Property and equipment		12,541		33,696
Total gross deferred tax liabilities		12,541		33,696

Net total of deferred assets and liabilities		19,905,250		18,989,376
Valuation allowance		(19,905,250)		(18,989,376)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $915,874 and $644,443 in 2015 and 2014, respectively.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2015		2014
Expected income tax (benefit) at federal statutory tax rate -35%	$	(961,543)	$	(681,109)

Permanent differences		53,653		52,273
Research tax credits		(21,113)		(19,491)
Amortization of deferred start up costs		---		---
Valuation allowance		929,003		648,327
Income tax expense	$	---	$	---

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

Federal income tax returns for fiscal years 2012 through 2015 remain open and subject to examination by the Internal Revenue Service.  We file and remit state income taxes in various states where we have determined it is required to file state income taxes.  Our filings with those states remain open for audit for the fiscal years 2012 through 2015.

We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2015 and 2014.

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

The future minimum lease payments under the 2013 office lease and the 2015 equipment lease are as follows as of December 31, 2015:

Calendar Years	Future Lease Expense
2016	$119,840
2017	119,840
2018	28,858
2019	---
2020	---
Total	$268,538

Rent expense for our operating leases amounted to $121,623 and $123,716 for the years ended December 31, 2015 and 2014, respectively.

Indemnification

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

Related Party Transactions and Concentration

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  In November 2015, Helmut Kerschbaumer was appointed as the interim President and Chief Executive Officer of the Company.

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

As of December 31, 2015, we were party to AG Agreement with Altrazeal AG for the marketing and distribution of Altrazeal in various international territories.  In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the AG Agreement.  On or about March 24, 2015, we learned that Altrazeal AG had commenced an insolvency proceeding in Austria and immediately sent an additional notice of termination referencing the insolvency.  We are in the process of reaching out to sub-distributors in the territories covered by the AG Agreement for the purpose of accepting orders directly from, and fulfilling order directly to, such sub-distributors.

We are also party to a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  The initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that the right to utilize the OraDisc™ erodible film technology under the option expired by its terms.

In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  We are continuing to evaluate our position with respect to IPMD GmbH, Altrazeal AG, and Oradisc GmbH in light of this recent development.

For the years ended December 31, 2015 and 2014, the Company recorded revenues, in approximate numbers, of $795,000 and $802,000, respectively, with the various Altrazeal Distributors, which represented approximately 85% and 93% of our total revenues.  As of December 31, 2015 and 2014, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of $3,000 and $798,000, respectively, which represented approximately 3% and 99% of our net outstanding accounts receivables.

Temporary Advances

Mr. Kerschbaumer is an officer and an indirect shareholder of IPMD and Mr. Kuehne is an indirect shareholder of IPMD and may each be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of IPMD.  The Company received temporary working capital advances from IPMD of $180,000 in July 2015 and $40,000 in September 2015.  The Company repaid $220,000 to IPMD in October 2015.

The Company received temporary working capital advances from Mr. Gray of $18,000 in April 2015, $30,000 in June 2015, and $10,300 in August 2015.  The Company repaid $18,000 and $3,000 to Mr. Gray in April 2015 and September 2015, respectively.

The Company received temporary working capital advances from Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer, of $10,000 in April 2015 and $3,000 in September 2015.  The Company repaid $10,000 and $3,000 to Mr. Wallberg in April 2015 and September 2015, respectively.

License Purchase and Termination Agreement

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading GmbH (“Altrazeal Trading”) and IPMD GmbH (“IPMD”).  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company thereby effecting its termination and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company is permitted to pay and did pay (a) to Altrazeal Trading by means of the issuance of 4,441,606 share of common stock together with warrants to purchase 444,161 shares of common stock, and (b) to IPMD by means of the issuance of 2,095,241 shares of common stock, together with warrants to purchase 209,525 shares of common stock.  The warrants have an exercise price of $0.68 per share and a term of one-year.

Altrazeal Trading has also agreed to return inventory of Altrazeal® blisters held in its possession in an amount equal to €88,834 (“Inventory Payment”) on or before December 31, 2016.  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of common stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We are required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer owns any of the registered shares.

In connection with the Altrazeal Termination Agreement, we also entered into a Mutual Termination and Release Agreement, dated December 24, 2015, for the purpose of terminating the Binding Term Sheet dated May 12, 2015 with Altrazeal Trading and Firnron LTD (the “Term Sheet”).  Under the Term Sheet, it was contemplated that the Company would acquire all of the remaining equity interests in Altrazeal Trading.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve the Company’s cash and financial resources.

As of December 31, 2015, the following table summarizes the compensation temporarily deferred and subsequent repayments:

Name	2015	2014	2013	2012	2011	Total
Kerry P. Gray (1) (2) (3)	$275,153	$(119,986)	$(91,000)	$220,673	$140,313	$425,153
Terrance K. Wallberg	53,540	(25,000)	(35,769)	24,230	36,539	53,540
Other employees	54,871	---	---	---	---	54,871
Total	$383,564	$(144,986)	$(126,769)	$244,903	$176,852	$533,564

(1)
During 2015, Mr. Gray temporarily deferred compensation of $275,153 which consisted of $51,770 earned as salary compensation for his duties as President of the Company, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

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

As of December 31, 2015, the Company’s obligation for temporarily deferred compensation was $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2014, the Company’s obligation for temporarily deferred compensation was $150,000 of which $62,500 was included in accrued liabilities and $87,500 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2015, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto; however, one or more events may lead to a formal dispute or proceeding in the future.

In March 2016, the Company has learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH, one of the Company’s largest stockholders, and that its affiliated operating entities, Altrazeal AG and Oradisc GmbH, each being a distributor of the Company’s products, might be affected by such insolvency proceeding filing. We also learned that Altrazeal AG has initiated similar insolvency proceedings in Switzerland.  Litigation may result if these events and our relationship with these entities are effected by these insolvency proceedings.

NOTE 21.	SUBSEQUENT EVENTS

On January 11, 2016, we executed a Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Subsequent installment payments with respect to December 2015 and January 2016 have been made on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of common stock and warrants to purchase an additional 25,245,442 shares of common stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase common stock, for an aggregate purchase price of $1,800,000.  (the “March 2016 Offering).  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells common stock or common stock equivalents for one year (subject to standard exceptions).