Form 10-Q
period 2016-03-31
ULURU Inc.
filed 2016-05-16
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, there were 62,974,431 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,202,691	$180,000
Accounts receivable, net	91,921	89,378
Accounts receivable – related party, net	---	2,805
Inventory	537,364	531,421
Prepaid expenses and deferred charges	107,110	123,201
Total Current Assets	1,939,086	926,805

Property, Equipment and Leasehold Improvements, net	224,252	257,417

Other Assets
Intangible asset - patents, net	2,602,078	2,720,541
Intangible asset - licensing rights, net	3,426,062	3,506,235
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	6,046,209	6,244,845

TOTAL ASSETS	$8,209,547	$7,429,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,924,145	$1,780,197
Accrued liabilities	423,628	402,214
Promissory notes payable, net of unamortized debt discount and debt issuance costs, current portion	182,441	315,058
Deferred revenue, current portion	29,202	42,934
Total Current Liabilities	2,559,416	2,540,403

Long Term Liabilities
Deferred revenue, net of current portion	597,743	685,287
Total Long Term Liabilities	597,743	685,287

TOTAL LIABILITIES	3,157,159	3,225,690

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
62,974,431 and 36,834,933 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	62,975	36,835
Additional paid-in capital	62,257,129	60,426,915
Subscription receivable	(361,000)	---
Accumulated (deficit)	(56,906,716)	(56,260,373)
TOTAL STOCKHOLDERS’ EQUITY	5,052,388	4,203,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,209,547	$7,429,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
License fees	$101,276	$14,539
Royalty income	---	---
Product sales, net	7,516	280,109
Total Revenues	108,792	294,648

Costs and Expenses
Cost of goods sold	924	101,530
Research and development	136,159	204,159
Selling, general and administrative	318,801	446,157
Amortization of intangible assets	198,636	117,161
Depreciation	33,165	58,309
Total Costs and Expenses	687,685	927,316
Operating (Loss)	(578,893)	(632,668)

Other Income (Expense)
Interest and miscellaneous income	22	142
Interest expense	(46,758)	(12,969)
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Foreign currency transaction gain (loss)	4,286	(92,778)
Accommodation fee due on promissory note	(25,000)	---
(Loss) Before Income Taxes	(646,343)	(738,273)

Income taxes	---	---
Net (Loss)	$(646,343)	$(738,273)

Basic and diluted net (loss) per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	37,658,932	24,458,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES :
Net loss	$(646,343)		$(738,273)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	198,636		117,161
Depreciation	33,165		58,309
Share-based compensation for stock and options issued to employees	11,854		12,928
Share-based compensation for options issued to non-employees	16,013		62,420
Equity in earnings (loss) of unconsolidated subsidiary	---		---
Amortization of debt discount on promissory note	13,015		---
Amortization of deferred financing costs	9,368		---
Common stock issued for services	36,000		---
Common stock issued for interest due on promissory note	2,239		---
Accommodation fee due on promissory note	25,000		---

Change in operating assets and liabilities:
Accounts receivable	262		(180,100)
Inventory	(5,943)		(40,147)
Prepaid expenses and deferred charges	16,091		59,235
Accounts payable	143,948		126,157
Accrued liabilities	21,414		(13,740)
Deferred revenue	(101,276)		(14,539)
Total	419,786		187,684

Net Cash Used in Operating Activities	(226,557)		(550,589)

INVESTING ACTIVITIES :
Net Cash Used in Investing Activities	---		---

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	1,398,426		---
Offering costs associated with acquisition of licensing rights in 2015	(14,178)		---
Offering cost adjustment – preferred stock sale in 2011	---		10,509
Repayment of principle due on promissory note	(135,000)		---
Net Cash Provided by Financing Activities	1,249,248		10,509

Net Increase (Decrease) in Cash	1,022,691		(540,080)

Cash, beginning of period	180,000		550,458
Cash, end of period	$1,202,691		$10,378

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$7,577		$852

Non-cash investing and financing activities:
Issuance of common stock for principle due on promissory note	$45,000	$	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been made.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2015, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our liquidity as of March 31, 2016, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe that we will be able to meet our working capital and capital expenditure requirements through the third quarter of 2016.

However, we cannot be sure that our anticipated revenue growth will be realized or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable terms, or at all, to continue operations beyond the third quarter of 2016.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2016, and as a result, there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2016.  In order to continue to advance our business plan and outstanding obligations after the third quarter of 2016, we need to raise additional capital.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting pronouncements adopted or enacted during the periods presented that had, or are expected to have, a material impact on our financial statements.

NOTE 4.	SEGMENT INFORMATION

We operate in one business segment: the research, development and commercialization of pharmaceutical products.  Our corporate headquarters in the United States collects product sales, licensing fees, and royalties from our arrangements with external customers and licensees.  Our entire business is managed by a single management team, which reports to the Chief Executive Officer.  Our product revenues are currently derived primarily from the sale of Altrazeal® in sixteen international markets and from our sales activities in the United States.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2016	%	2015	%
Domestic	$7,516	7%	$6,802	2%
International	101,276	93%	287,846	98%
Total	$108,792	100%	$294,648	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total revenues for the three months ended March 31 are represented on the following table:

Customers	Product	2016	2015
Customer A	Altrazeal®	87%	1%
Customer B	Altrazeal®	---	93%
Total		87%	94%

NOTE 5.	INVENTORY

As of March 31, 2016, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at March 31, 2016 and December 31, 2015:

Inventory	March 31, 2016	December 31, 2015
Raw materials	$38,439	$38,037
Work-in-progress	444,358	485,123
Finished goods	54,567	8,261
Total	$537,364	$531,421

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2016 and December 31, 2015:

Property, equipment and leasehold improvements	March 31, 2016	December 31, 2015
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	153,865	153,865
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,283,596	2,283,596
Less: accumulated depreciation and amortization	(2,059,344)	(2,026,179)
Property, equipment and leasehold improvements, net	$224,252	$257,417

Depreciation expense on property, equipment and leasehold improvements was $33,165 and $58,309 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2016 and December 31, 2015:

Intangible assets – patents	March 31, 2016	December 31, 2015
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,023,860)	(6,905,397)
Intangible assets - patents, net	$2,602,078	$2,720,541

Amortization expense for intangible patents assets was $118,463 and $117,161 for the three months ended March 31, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of March 31, 2016, is as follows:
Calendar Years	Future Amortization Expense
2016 (Nine months)	$357,987
2017	475,148
2018	475,148
2019	475,148
2020	476,450
2021 & Beyond	342,197
Total	$2,602,078

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

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company paid the net transfer fee (a) to Altrazeal Trading by means of the issuance of 4,441,606 shares of Common Stock together with warrants to purchase 444,161 shares of Common Stock and (b) to IPMD by means of the issuance of 2,095,241 shares of Common Stock, together with warrants to purchase 209,525 shares of Common Stock.  The warrants have an exercise price of $0.68 per share and a term of one-year.

Altrazeal Trading also agreed to return inventory of Altrazeal® blisters held in its possession in an amount up to €88,834 (“Inventory Payment”).  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.  We are currently in the process of confirming with Altrazeal Trading the actual number of Altrazeal® blisters to be returned.

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

Licensing rights, net consisted of the following at March 31, 2016 and December 31, 2015:

Intangible assets - licensing rights	March 31, 2016	December 31, 2015
European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.	$3,512,506	$3,512,506
Less: accumulated amortization	(86,444)	(6,271)
Intangible assets - licensing rights, net	$3,426,062	$3,506,235

Amortization expense for intangible licensing rights assets was $80,173 and nil for the three months ended March 31, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of March 31, 2016, is as follows:

Calendar Years	Future Amortization Expense
2016 (Nine months)	$244,975
2017	325,148
2018	325,148
2019	325,148
2020	325,148
2021 & Beyond	1,880,495
Total	$3,426,062

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

On December 24, 2015, we completed the Altrazeal Termination Agreement with Altrazeal Trading and IPMD GmbH (“IPMD”) as more fully described in Note 7.  Under the Altrazeal Termination Agreement, our ownership interest in Altrazeal Trading was cancelled.

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

In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the Exclusive License and Supply Agreement, dated September 30, 2013 with Altrazeal AG (as amended, the “ELSA”).  On or about March 24, 2016, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  On or about April 18, 2016, we learned that the insolvency petition filed by Altrazeal AG in Switzerland has been accepted by the court and an administrator is to be appointed.  As a result of the breaches by Altrazeal AG in the ELSA, the ELSA has been terminated in accordance with its terms.  As a result of the accepted insolvency petition, we believe that our ownership interest in Altrazeal AG is deemed to be worthless and certain net accounts receivables with Altrazeal AG are uncollectible.

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, through which OraDisc™ erodible film technology products would be developed and marketed.  We were entitled to receive a non-dilutable 25% ownership interest in ORADISC GmbH.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing. We are continuing to evaluate our position with respect to IPMD GmbH and ORADISC GmbH in light of this recent development.

Financial statements for the three months ended March 31, 2016 and for the year ended December 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH in our financial statements for such reporting periods.  We believe that our share of the cumulative losses of ORADISC GmbH for the three months ended March 31, 2016 and for the years ended December 31, 2015, 2014, and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the years ended December 31, 2014 and 2013, as provided to us by ORADISC GmbH, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2014 totaled $22,826.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
Balance sheet
Total assets		$237,726		$305,069
Total liabilities		$286,643		$302,572
Total stockholders’ (deficit)/equity		$(48,917)		$2,497
Statement of operations
Revenues	$	---	$	---
Net (loss)		$(47,450)		$(34,671)

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2016 and December 31, 2015:

Accrued Liabilities	March 31, 2016	December 31, 2015
Accrued compensation/benefits	$394,117	$329,131
Accrued insurance payable	27,032	73,074
Accrued property taxes	2,475	---
Product rebates/returns	4	9
Total accrued liabilities	$423,628	$402,214

NOTE 10.	CONVERTIBLE DEBT

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

The April 2015 Note bears interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that is 120 calendar days after the issuance date of the April 2015 Note. At our option, subject to certain volume, price and other conditions, the monthly installments may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  At our option, the outstanding principal balance of the April 2015 Note, or a portion thereof, may be prepaid in cash at 120% of the amount elected to be prepaid.  The April 2015 Note is unsecured and is not subject to conversion at the discretion of Inter-Mountain.

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

As part of the debt financing, we entered into a Registration Rights Agreement whereby we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement no later than May 11, 2015 and to cause such registration statement to be declared effective no later than 120 after the closing date and to keep such registration statement effective for a period of no less than 180 days.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on June 4, 2015.  Such registration statement ceased to be effective in April 2016.

On January 11, 2016, we executed a Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Subsequent installment payments with respect to 2015 and 2016 have all been made on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

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

Information relating to the April 2015 Note is as follows:

					As of March 31, 2016
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		$215,000	$19,000	$13,559	$182,441
Total	$550,000				$215,000	$19,000	$13,559	$182,441

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

For the three months ended March 31, 2016, we issued 694,056 shares of Common Stock for one installment payment of principal and interest due under the April 2015 Note.  For the same period, we also remitted three installment payments in cash of principal and interest due under the April 2015 Note.

The future minimum payments relating to the April 2015 Note, as of March 31, 2016, are as follows:

	Payments Due By Period
Transaction	Total	2016	2017		2018		2019		2020
April 2015 Note	$215,000	$215,000	$	---	$	---	$	---	$	---
Total	$215,000	$215,000	$	---	$	---	$	---	$	---

The amount of interest cost recognized from our promissory note was $8,226 and nil for the three months ended March 31, 2016 and 2015, respectively.  The amount of debt discount amortized from our promissory note was $13,015 and nil for the three months ended March 31, 2016 and 2015, respectively.  The amount of debt issuance costs amortized from our promissory note was $9,368 and nil for the three months ended March 31, 2016 and 2015, respectively.

NOTE 11.	EQUITY TRANSACTIONS

Common Stock Transaction

March 2016 Offering

On March 29, 2016, we entered into a Stock Purchase Agreement with fifteen investors for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit, with each unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the “March 2016 Offering).  The issue price of the shares sold was based on a 10% discount to the average closing price between March 7, 2016 and March 11, 2016 and the warrant exercise price was based on a 10% premium to the same average closing price.  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells Common Stock or Common Stock equivalents for one year (subject to standard exceptions).

As of the date of this Report, the March 2016 Offering has resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $26,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent are not U.S. Persons and were solicited outside the United States.

Purchasers in the March 2016 Offering include Michael I. Sacks ($1,000,000), the father of Bradley J. Sacks, the Chairman of our Board of Directors, Centric Capital Ventures, LLC ($19,000), an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg ($50,000), our Vice President and Chief Financial Officer, and Daniel G. Moro ($10,000), our Vice President of Polymer Drug Delivery.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2016, we had 62,974,431 shares of Common Stock issued and outstanding.  For the three months ended March 31, 2016, we issued 26,139,498 shares of Common Stock composed of 25,245,442 shares of Common Stock issued to investors pursuant to the March 2016 offering, 694,056 shares of Common Stock issued for installment payments due under the April 2015 Note with Inter-Mountain, and 200,000 shares issued for consulting services related to investor relations.

Preferred Stock

As of March 31, 2016, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended March 31, 2016, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2016 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2015	1,774,193	$0.77
Warrants issued	25,245,442	$0.09
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2016	27,019,635	$0.13

For the three months ended March 31, 2016, we issued warrants to purchase up to an aggregate of 25,245,442 shares of our Common Stock at an exercise price of $0.0871 per shares pursuant to the March 2016 Offering.

Of the warrant shares subject to exercise as of March 31, 2016, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
June 13, 2016	35,000
July 16, 2016	116,667
July 28, 2016	34,722
December 24, 2016	653,686
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
Total	27,019,635

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Warrants to purchase Common Stock	27,019,635	1,774,193
Stock options to purchase Common Stock	1,409,571	1,664,573
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	3,307,693	1,934,718
Total	31,736,899	5,373,484

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest will be paid in Common Stock based on a price of $0.06 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to March 31, 2016), subject to certain ownership limitations.

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

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the three months ended March 31, 2016 and 2015, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2016	2015
Research and development	$8,670	$18,612
Selling, general and administrative	19,197	56,736
Total share-based compensation expense	$27,867	$75,348

At March 31, 2016, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $78,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately eighteen months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2016 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	1,664,573	$1.73
Granted	---	---
Forfeited/cancelled	(255,002)	$2.83
Exercised	---	---
Outstanding as of March 31, 2016	1,409,571	$1.53

The following table presents the stock option grants outstanding and exercisable as of March 31, 2016:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
807,500	$0.33	7.0	565,000	$0.33
550,000	1.15	6.2	75,000	1.15
52,071	24.20	1.4	52,071	24.20
1,409,571	$1.53	6.5	692,071	$2.22

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

For the three months ended March 31, 2016 and 2015, we did not grant any restricted stock awards.

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

As of March 31, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 1,409,571 were outstanding at a weighted average exercise price of $1.53 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 31, 2016, there were 1,320,983 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 15.	FAIR VALUE MEASUREMENTS

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

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our promissory note payable balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

The following table summarizes the fair value of our financial instruments at March 31, 2016 and December 31, 2015.

Description	March 31, 2016	December 31, 2015
Liabilities:
Promissory note – April 2015	$215,000	$370,000

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

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of March 31, 2016:

Calendar Years	Future Lease Expense
2016 (Nine months)	$89,880
2017	119,840
2018	28,858
2019	---
2020	---
Total	$238,578

Rent expense for our operating leases amounted to $29,960 and $31,165 for the three ended March 31, 2016 and 2015, respectively.

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

During 2015, Mr. Kerschbaumer served as a director of Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne served as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may have been considered, either singularly or collectively, to have had control of, and make investment and business decisions on behalf of the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly of collectively, to have had control of, and make investment and business decisions on behalf of Altrazeal AG.

As a result of the Altrazeal Termination Agreement in December 2015, Altrazeal Trading GmbH and Melmed Holding AG ceased to be a product distributor for the Company.

As a result of the breaches in March and April 2016 by Altrazeal AG in the ELSA, we believe that the ELSA has been cancelled and Altrazeal AG has ceased to be a product distributor for the Company.

Each of Mr. Kerschbaumer and Mr. Kuehne are managing directors of ORADISC GmbH and in such capacities may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the ORADISC GmbH.  On April 19, 2016, Mr. Kuehne resigned as a managing director of ORADISC GmbH.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

For the three months ended March 31, 2016 and 2015, the Company recorded revenues, in approximate numbers, of nil and $282,000, respectively, with the various Altrazeal Distributors, which represented 0% and 96% of our total revenues.  As of March 31, 2016 and December 31, 2015, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of nil and $3,000, respectively, which represented 0% and 3% of our net outstanding accounts receivables.

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

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company paid the net transfer fee (a) to Altrazeal Trading by means of the issuance of 4,441,606 shares of Common Stock together with warrants to purchase 444,161 shares of Common Stock and (b) to IPMD by means of the issuance of 2,095,241 shares of Common Stock, together with warrants to purchase 209,525 shares of Common Stock.  The warrants have an exercise price of $0.68 per share and a term of one-year.

Altrazeal Trading also agreed to return inventory of Altrazeal® blisters held in its possession in an amount up to €88,834 (“Inventory Payment”).  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.  We are currently in the process of confirming with Altrazeal Trading the actual number of Altrazeal® blisters to be returned.

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

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company’s cash and financial resources.

As of March 31, 2016, the following table summarizes the Company’s obligation for compensation temporarily deferred by our employees:

Name	2016		2015	2014 – 2011	Total
Kerry P. Gray (1) (2) (3)	$	---	$275,153	$150,000	$425,153
Terrance K. Wallberg		25,897	53,540	---	79,437
Other employees		16,385	54,871	---	71,256
Total		$42,282	$383,564	$150,000	$575,846

(1)	On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.
(2)
During 2015, Mr. Gray temporarily deferred compensation of $275,153 which consisted of $51,770 earned as salary compensation for his duties as President of the Company, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

(3)
During 2014, Mr. Gray temporarily deferred compensation of $150,000 which consisted of $62,500 earned as salary compensation for his duties as President of the Company and $87,500 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors.  During 2014, Mr. Gray was also repaid $269,986 of temporarily deferred compensation, of which $100,000 was used by Mr. Gray for funding required pursuant to a Securities Purchase Agreement, dated March 14, 2013 (the “March 2013 Offering”).  Prior to 2014, over a three year period Mr. Gray temporarily deferred, at various times, aggregate compensation of $582,486 and during the same time period was also repaid $312,500 of temporarily deferred compensation, of which $300,000 was used by Mr. Gray for funding required pursuant to the March 2013 Offering.

As of March 31, 2016, the Company’s obligation for temporarily deferred compensation was $575,846 of which $302,263 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2015, the Company’s obligation for temporarily deferred compensation was $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2016, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

NOTE 18.	LEGAL PROCEEDINGS

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

In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the Exclusive License and Supply Agreement, dated September 30, 2013 (the “ELSA”).  On or about March 24, 2016, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  On or about April 18, 2016, we have learned that the insolvency petition filed by Altrazeal AG in Switzerland has been accepted by the court and an administrator is to be appointed.  As a result of the breaches by Altrazeal AG in the ELSA, we believe that the ELSA has been cancelled.  As a result of the accepted insolvency petition, we believe that our ownership interest in Altrazeal AG is deemed to be worthless and certain net accounts receivables with Altrazeal AG are uncollectible.

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing. We are continuing to evaluate our position with respect to IPMD GmbH and ORADISC GmbH in light of this recent development.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

NOTE 19.	SUBSEQUENT EVENTS

On March 29, 2016, we entered into a Stock Purchase Agreement with fifteen investors for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit, with each unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the “March 2016 Offering).  As of the date of this Report, the March 2016 Offering has resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  Refer to Note 11. for a detailed description.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, referred to as our 2015 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2016, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2015 Form 10-K under “Risks Associated with our Business”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) (this “Report”) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “will”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, statements regarding expected cash flows, market position, product development, product approvals, increases in revenue, expense levels, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

▪	Aphthasol® is a drug approved by the FDA for the treatment of canker sores; and
▪	OraDisc™ A was developed as an improved drug delivery system for the treatment of canker sores.

Recently, we have developed a series of operational plans to enhance and streamline the business:

▪	We have embarked on a plan to consolidate operations of disparate affiliates to remove inefficiency and align interests;
▪	We completed the acquisition of the European, Middle East and Australian marketing and distribution rights for Altrazeal® from Altrazeal Trading GmbH and its affiliates;
▪
As a result of a breach by Altrazeal AG of its obligations under our licensing agreement, we currently do not have a direct distributor acting on our behalf in the territories previously covered by the AG Agreement, which included Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, the Commonwealth of Independent States, Jordan, Syria, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand).   We now have the opportunity to potentially form direct relationships with sub-distributors in the territories previously covered by the AG Agreement for the purpose of accepting orders directly from, and fulfilling orders directly to, such sub-distributors.

▪	We have determined that creating a product roadmap with line extensions is necessary to respond to market interest in Altrazeal®;
▪
As a result of a breach by ORADISC GmbH of its obligations under our licensing agreement, the Company has regained control of all of the OraDisc™ rights and has the opportunity to develop and commercialize products utilizing our OraDisc™ film technology itself or together with other partners;

▪	We have implemented a plan to restructure our operations to improve efficiency and reduce cost, including production, distribution, and administration costs;
▪	We are undertaking efforts to stimulate sales and enhance marketing; and
▪	We have developed a new plan to streamline regulatory activity to expedite new market entry.

Recent Developments

Common Stock Transaction

March 2016 Offering

On March 29, 2016, we entered into a Stock Purchase Agreement with fifteen investors for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit, with each unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the “March 2016 Offering).  The issue price of the shares being sold was based on a 10% discount to the average closing price between March 7, 2016 and March 11, 2016 and the warrant exercise price was based on a 10% premium to the same average closing price.  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells Common Stock or Common Stock equivalents for one year (subject to standard exceptions).

As of the date of this Report, the March 2016 Offering has resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $26,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent are not U.S. Persons and were solicited outside the United States.

Purchasers in the March 2016 Offering included Michael I. Sacks ($1,000,000), the father of Bradley J. Sacks, the Chairman of our Board of Directors, Centric Capital Ventures, LLC ($19,000), an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg ($50,000), our Vice President and Chief Financial Officer, and Daniel G. Moro ($10,000), our Vice President of Polymer Drug Delivery.

Debt Financing Transaction

April 2015 Note

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

As of March 31, 2016, the principle balance due on the April 2015 note is $215,000.  It is our intention at this time to remit in cash the monthly installments that are due over the remaining term of the April 2015 note.

Product Distribution

One of our primary international distributors, Altrazeal AG, breached certain material terms and conditions of our license and supply agreement with them including provisions related to timely payment of amounts owed.  Given the uncertainty of collecting payment for any product shipments to territories previously controlled by Altrazeal AG, the Company felt it prudent to delay product shipments to these territories until such time as credit can be established with a new licensee or direct relationships can be formed with existing sub-distributors.

As a result, pending orders for Altrazeal® totaling approximately $86,000 were placed on credit hold and were not shipped during the first quarter of 2016. The Company had previously disclosed that Altrazeal AG had initiated insolvency proceedings and recently announced that, given the various breaches in the license and supply agreement between the parties, the agreement was cancelled.  As a result, the rights for Altrazeal in all markets previously serviced by Altrazeal AG have reverted back to the Company.

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

Comparison of the three months ended March 31, 2016 and 2015

Total Revenues

Revenues were approximately $109,000 for the three months ended March 31, 2016, as compared to revenues of approximately $295,000 for the three months ended March 31, 2015, and were comprised of, in approximate amounts, licensing fees of $101,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $8,000 for Altrazeal®.

The decrease of $186,000 in revenues is primarily attributable to a decrease of approximately $272,000 in Altrazeal® product sales as one of our international distributors, Altrazeal AG, breached material terms and conditions of the Exclusive License and Supply Agreement, dated September 30, 2013 between the Company and Altrazeal AG (as amended, the “ELSA”), including provisions related to timely payment of amounts owed.  Given the uncertainty of collecting payment for any product shipments to territories previously controlled by Altrazeal AG, we felt it prudent to delay product shipments to these territories until such time as credit can be established with a new licensee or direct relationships can be formed with existing sub-distributors.  The revenue decrease was partially offset by the recognition of unamortized licensing fees of approximately $86,000 related to the cancellation of the ELSA.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2016 and 2015 were approximately $1,000 and $102,000, respectively, and were comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $136,000 for the three months ended March 31, 2016, including $9,000 in share-based compensation, compared to approximately $204,000 for the three months ended March 31, 2015, which included $18,000 in share-based compensation.  The decrease of approximately $68,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $60,000 direct research costs primarily related to consulting costs and product registration costs, a decrease of $25,000 in scientific compensation related wage reductions by existing staff and lower share-based compensation.  These expense decreases were partially offset by an increase of $17,000 in regulatory consulting costs as the prior-year included a one-time credit adjustment of $14,000.

The direct research and development expenses for the three months ended March 31, 2016 and 2015 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2016	2015
Wound care & nanoparticle	$13,000	$72,000
OraDisc™	4,000	3,000
Aphthasol® & other technologies	---	1,000
Total	$17,000	$76,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $319,000 for the three months ended March 31, 2016, including $19,000 in share-based compensation, compared to approximately $446,000 for the three months ended March 31, 2015, which included $57,000 in share-based compensation.  The decrease of approximately $127,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $90,000 in directors fees that is composed of a decrease of $37,000 in share-based compensation and a decrease of $53,000 in cash compensation, a decrease of $38,000 in compensation as our Interim President and Chief Executive Officer receives less monthly compensation than our prior President and Chief Executive Officer, a decrease of $15,000 in legal costs due to settlement of a licensing agreement dispute, a decrease of $14,000 in legal fees related to our patents, a decrease of $6,000 in accounting fees related to our annual audit, and a decrease of $2,000 in other miscellaneous expenses.  These expense decreases were partially offset by, in approximate numbers, an increase of $25,000 in commission costs relating to a product license as the prior year included a one-time credit adjustment and an increase of $13,000 in bad debt expense accruals.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $199,000 for the three months ended March 31, 2016 as compared to approximately $117,000 for the three months ended March 31, 2015.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $82,000 is attributable to the acquisition of licensing rights that occurred in December 2015.  There were no additional purchases of patents or licensing rights during the three months ended March 31, 2016 and 2015, respectively.

Depreciation

Depreciation expense totaled approximately $33,000 for the three months ended March 31, 2016 as compared to approximately $58,000 for the three months ended March 31, 2015.  The decrease of approximately $25,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $20 for the three months ended March 31, 2016 as compared to approximately $140 for the three months ended March 31, 2015.

Interest Expense

Interest expense totaled approximately $47,000 for the three months ended March 31, 2016 as compared to approximately $13,000 for the three months ended March 31, 2015.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The increase of approximately $34,000 in interest expense is primarily attributable to the April 2015 Note with Inter-Mountain.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain totaled approximately $4,000 for the three months ended March 31, 2016 as compared to a foreign currency transaction loss of approximately $93,000 for the three months ended March 31, 2015.  The improvement of approximately $97,000 is related to an increase in the Euro exchange rate experienced during 2016 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Accommodation fee due on promissory note

Accommodation fee due on promissory note was $25,000 for the three months ended March 31, 2016 as compared to nil for the three months ended March 31, 2015.  The fee is based on a January 2016 Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the “March 2016 Offering).  The issue price of the shares being sold was based on a 10% discount to the average closing price between March 7, 2016 and March 11, 2016 and the warrant exercise price was based on a 10% premium to the same average closing price.  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells Common Stock or Common Stock equivalents for one year (subject to standard exceptions).

As of the date of this Report, the March 2016 Offering has resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $26,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent were not U.S. Persons and were solicited outside the United States.  Purchasers in the March 2016 Offering include Michael I. Sacks ($1,000,000), the father of Bradley J. Sacks, the Chairman of our Board of Directors, Centric Capital Ventures, LLC ($19,000), an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg ($50,000), our Vice President and Chief Financial Officer, and Daniel G. Moro ($10,000), our Vice President of Polymer Drug Delivery.

Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2016, our cash and cash equivalents were approximately $1,203,000 which is an increase of approximately $1,023,000 as compared to our cash and cash equivalents at December 31, 2015 of approximately $180,000.  Our working capital (current assets less current liabilities) was approximately $(620,000) at March 31, 2016 as compared to our working capital at December 31, 2015 of approximately $(1,614,000).

Based on our liquidity as of March 31, 2016, we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.  In order to continue to advance our business plan and outstanding obligations, we need to raise additional capital.

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2016	2015
Operating activities	$(226,000)	$(551,000)
Investing activities	---	---
Financing activities	1,249,000	11,000
Net increase (decrease) in cash and cash equivalents	$1,023,000	$(540,000)

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities was approximately $226,000.  The principal components of net cash used for the three months ended March 31, 2016 were, in approximate numbers, our net loss of $646,000, a decrease of $101,000 in deferred revenues due to amortization of revenues, and an increase of $6,000 in inventory  Our net loss for the three months ended March 31, 2016 included substantial non-cash charges of approximately $345,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on promissory notes settled with Common Stock, consulting services settled in Common Stock, and an accommodation fee due on the promissory note.  The aforementioned net cash used for the three months ended March 31, 2016 was partially offset by, in approximate numbers, an increase of $144,000 in accounts payable due to timing of vendor payments, an increase of $22,000 in accrued liabilities due to temporary compensation deferrals, and a decrease of $16,000 in prepaid expenses related to insurance and listing fees.

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

Investing Activities

There were no investing activities for the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was approximately $1,249,000 and was comprised of, in approximate numbers, the net proceeds of $1,398,000 from the March 2016 Offering, offering costs of $14,000 associated with the acquisition of licensing rights that occurred in December 2015, and the repayment of $135,000 in principle due on the promissory note with Inter-Mountain.

Net cash provided by financing activities for the three months ended March 31, 2015 was approximately $11,000 and was comprised of an adjustment of offering costs associated with our sale of preferred stock in 2011.

Liquidity

As of March 31, 2016, we had cash and cash equivalents of $1,203,000.

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

As of March 31, 2016, our net working capital (current assets less current liabilities) was approximately $(620,000).  Based on our liquidity as of March 31, 2016, we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2016, which is composed of the principle due under the April 2015 Note, a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
April 2015 Note	$215,000	$215,000	$	---	$	---	$	---
Operating leases	$238,578	$119,840		$118,738	$	---	$	---
Total contractual cash obligations	$453,578	$334,840		$118,738	$	---	$	---

Capital Expenditures

For the three months ended March 31, 2016 and 2015, our expenditures for property, equipment, and leasehold improvements were zero, respectively.  At this time, we believe that our capital expenditures for 2016 will be approximately $50,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At March 31, 2016 and December 31, 2015 our cash and cash equivalents totaled approximately $1,203,000 and $180,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2016 and at December 31, 2015.  As of March 31, 2016, one customer, being one of our international distributors, exceeded the 5% threshold, with 97%.  At December 31, 2015, one customer, being one of our international distributors, exceeded the 5% threshold with 92%.  Historically, we have relied primarily on a group of affiliated entities for the distributions of our products.  At least one of these entities, Altrazeal AG, is insolvent, and we believe that related distributors may also be insolvent.  The weak financial position of these distributors has historical led to issues collecting accounts receivable. Going forward, we are routinely assessing the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016.  We had no significant changes in our critical accounting policies since our last annual report.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the ELSA.  On or about March 24, 2016, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  On or about April 18, 2016, we learned that the insolvency petition filed by Altrazeal AG in Switzerland has been accepted by the court and an administrator is to be appointed.  As a result of the breaches by Altrazeal AG in the ELSA, the ELSA has been terminated in accordance with its terms.  As a result of the accepted insolvency petition, we believe that our ownership interest in Altrazeal AG is deemed to be worthless and certain net accounts receivables with Altrazeal AG are uncollectible.

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing. We are continuing to evaluate our position with respect to IPMD GmbH and ORADISC GmbH in light of this recent development.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

ITEM 1A.	Risk Factors.

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our Common Stock is found in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on March 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
4.1		Form of Warrant dated March 30, 2016 by and between ULURU Inc. and the purchasers’ party thereto. (3)
10.1		Waiver Agreement dated January 11, 2016 by and between ULURU Inc. and Inter-Mountain Capital Corp. (4)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 30, 2016.
(4)		Incorporated by reference to the Company’s Form 8-K filed on January 12, 2016.
	*	Filed herewith.
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

ULURU Inc.

Date: May 16, 2016	By:	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)