Form 10-Q
period 2016-06-30
ULURU Inc.
filed 2016-08-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2016

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

As of August 15, 2016, there were 62,974,431 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$718,135	$180,000
Accounts receivable, net	53,103	89,378
Accounts receivable – related party, net	---	2,805
Inventory	582,039	531,421
Prepaid expenses and deferred charges	51,120	123,201
Total Current Assets	1,404,397	926,805

Property, Equipment and Leasehold Improvements, net	191,087	257,417

Other Assets
Intangible asset - patents, net	2,483,617	2,720,541
Intangible asset - licensing rights, net	3,344,997	3,506,235
Investment in unconsolidated subsidiary	---	---
Deposits	20,964	18,069
Total Other Assets	5,849,578	6,244,845

TOTAL ASSETS	$7,445,062	$7,429,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,811,387	$1,780,197
Accrued liabilities	250,757	402,214
Accrued interest	625	---
Promissory notes payable, net of unamortized debt discount and debt issuance costs, current portion	114,728	315,058
Deferred revenue, current portion	5,764	42,934
Total Current Liabilities	2,183,261	2,540,403

Long Term Liabilities
Deferred revenue, net of current portion	401,368	685,287
Total Long Term Liabilities	401,368	685,287

TOTAL LIABILITIES	2,584,629	3,225,690

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
62,974,431 and 36,834,933 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	62,975	36,835
Additional paid-in capital	62,240,416	60,426,915
Accumulated (deficit)	(57,442,958)	(56,260,373)
TOTAL STOCKHOLDERS’ EQUITY	4,860,433	4,203,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,445,062	$7,429,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2016	2015	2016	2015
Revenues
License fees	$259,813	$15,979	$361,089	$30,518
Product sales, net	4,520	243,018	12,036	523,127
Total Revenues	264,333	258,997	373,125	553,645

Costs and Expenses
Cost of product sold	528	81,286	1,451	182,816
Research and development	135,331	219,335	271,490	423,494
Selling, general and administrative	384,900	495,034	703,701	941,191
Amortization of intangible assets	199,526	118,461	398,162	235,622
Depreciation	33,165	46,218	66,330	104,527
Total Costs and Expenses	753,450	960,334	1,441,134	1,887,650
Operating (Loss)	(489,117)	(701,337)	(1,068,009)	(1,334,005)

Other Income (Expense)
Interest and miscellaneous income	515	69	537	211
Interest expense	(44,445)	(63,185)	(91,203)	(76,154)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Foreign currency transaction gain (loss)	(3,196)	35,074	1,090	(57,704)
Accommodation fee due on promissory note	---	---	(25,000)	---
(Loss) Before Income Taxes	(536,243)	(729,379)	(1,182,585)	(1,467,652)

Income taxes	---	---	---	---
Net (Loss)	$(536,243)	$(729,379)	$(1,182,585)	$(1,467,652)

Basic and diluted net (loss) per common share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	62,974,431	24,767,889	50,316,681	24,613,809

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2016	2015
OPERATING ACTIVITIES :
Net loss	$(1,182,585)	$(1,467,652)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	398,162	235,622
Depreciation	66,330	104,527
Share-based compensation for stock and options issued to employees	15,913	24,933
Share-based compensation for options issued to non-employees	30,102	120,253
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on promissory note	26,012	11,035
Amortization of debt issuance costs	18,658	8,103
Common stock issued for services	36,000	---
Common stock issued for interest due on promissory note	2,239	---
Accommodation fee due on promissory note	25,000	---

Change in operating assets and liabilities:
Accounts receivable	39,080	(450,038)
Inventory	(50,618)	(212,530)
Prepaid expenses and deferred charges	72,080	77,145
Deposits	(2,895)	---
Accounts payable	31,190	449,744
Accrued liabilities	(151,457)	53,800
Accrued interest	625	11,764
Deferred revenue	(321,089)	7,402
Total	235,332	441,760

Net Cash Used in Operating Activities	(947,253)	(1,025,892)

INVESTING ACTIVITIES :
Purchase of property and equipment	---	(787)
Net Cash Used in Investing Activities	---	(787)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	1,732,338	---
Proceeds from issuance of convertible note and warrant, net	---	485,008
Offering costs associated with acquisition of licensing rights in 2015	(21,950)	---
Offering cost adjustment – preferred stock sale in 2011	---	10,509
Repayment of principle due on promissory note	(225,000)	---
Net Cash Provided by Financing Activities	1,485,388	495,517

Net Increase (Decrease) in Cash	538,135	(531,162)

Cash, beginning of period	180,000	550,458
Cash, end of period	$718,135	$19,296

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$14,239	$1,601

Non-cash investing and financing activities:
Issuance of common stock for principle due on promissory note	$45,000	---

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been made.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates and assumptions.  These differences are usually minor and are included in our consolidated financial statements as soon as they are known.  Our estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ, and may differ materially, from those estimates.

All intercompany transactions and balances have been eliminated in consolidation.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2015, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our liquidity as of June 30, 2016, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe that we will be able to meet our working capital and capital expenditure requirements through the third quarter of 2016.  However, we cannot be sure that our revenues will grow or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable terms, or at all, to continue operations beyond the third quarter of 2016.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the third quarter of 2016, and, as a result, there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2016.  In order to continue to advance our business plan and outstanding obligations after the third quarter of 2016, we will need to raise additional capital.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

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

Our revenues are currently derived primarily from the sale of Altrazeal® in sixteen international markets and from our sales activities in the United States.  With respect to revenues for the three and six months ended June 30, 2016, revenues reported for international sales represent the recognition of previously unamortized licensing fees only and do not include any Altrazeal® product sales.

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six months Ended June 30,
Revenues	2016	%	2015	%	2016	%	2015	%
Domestic	$4,520	2%	$7,085	3%	$12,036	3%	$13,887	3%
International	259,813	98%	251,912	97%	361,089	97%	539,758	97%
Total	$264,333	100%	$258,997	100%	$373,125	100%	$553,645	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and six months ended June 30 are represented on the following table:

		Three Months Ended June 30,		Six months Ended June 30,
Customers	Product	2016	2015	2016	2015
Customer A	Altrazeal®	---	91%	---	92%
Customer B	Altrazeal®	88%	2%	64%	2%
Customer C	Altrazeal®	---	1%	25%	1%
Total		88%	94%	89%	95%

NOTE 5.	INVENTORY

As of June 30, 2016, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at June 30, 2016 and December 31, 2015:

Inventory	June 30, 2016	December 31, 2015
Raw materials	$37,566	$38,037
Work-in-progress	444,070	485,123
Finished goods	100,403	8,261
Total	$582,039	$531,421

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2016 and December 31, 2015:

Property, equipment and leasehold improvements	June 30, 2016	December 31, 2015
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	153,865	153,865
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,283,596	2,283,596
Less: accumulated depreciation and amortization	(2,092,509)	(2,026,179)
Property, equipment and leasehold improvements, net	$191,087	$257,417

Depreciation expense on property, equipment and leasehold improvements was $33,165 and $46,218 for the three months ended June 30, 2016 and 2015, respectively, and was $66,330 and $104,527 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2016 and December 31, 2015:

Intangible assets – patents	June 30, 2016	December 31, 2015
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,142,321)	(6,905,397)
Intangible assets - patents, net	$2,483,617	$2,720,541

Amortization expense for intangible patents assets was $118,461 and $118,461 for the three months ended June 30, 2016 and 2015, respectively, and was $236,924 and $235,622 for the six months ended June 30, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of June 30, 2016, is as follows:
Calendar Years	Future Amortization Expense
2016 (Six months)	$239,526
2017	475,148
2018	475,148
2019	475,148
2020	476,450
2021 & Beyond	342,197
Total	$2,483,617

Licensing rights

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading GmbH (“Altrazeal Trading”) and IPMD GmbH (“IPMD”).  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company, thereby effecting its termination, and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

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

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of Common Stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We are required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer own any of the registered shares.

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

Licensing rights, net consisted of the following at June 30, 2016 and December 31, 2015:

Intangible assets - licensing rights	June 30, 2016	December 31, 2015
European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.	$3,512,506	$3,512,506
Less: accumulated amortization	(167,509)	(6,271)
Intangible assets - licensing rights, net	$3,344,997	$3,506,235

Amortization expense for intangible licensing rights assets was $81,065 and nil for the three months ended June 30, 2016 and 2015, respectively, and was $161,238 and nil for the six months ended June 30, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of June 30, 2016, is as follows:

Calendar Years	Future Amortization Expense
2016 (Six months)	$163,910
2017	325,148
2018	325,148
2019	325,148
2020	325,148
2021 & Beyond	1,880,495
Total	$3,344,997

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

We use the equity method of accounting for investments in other companies that are not controlled by us and in which our interest is generally between 20% and 50% of the voting shares or over which we have significant influence, or both.

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

On December 24, 2015, we completed the Altrazeal Termination Agreement with Altrazeal Trading and IPMD as more fully described in Note 7.  Under the Altrazeal Termination Agreement, our ownership interest in Altrazeal Trading was cancelled.

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

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™ erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing.  Recently, we were informed that the insolvency application was opposed with various parties taking opposing views and that these legal proceedings continue to evolve.  We continue to evaluate our position with respect to IPMD GmbH and ORADISC GmbH.

Financial statements for the six months ended June 30, 2016 and for the year ended December 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH in our financial statements for such reporting periods.  We believe that our share of the cumulative losses of ORADISC GmbH for the six months ended June 30, 2016 and for the years ended December 31, 2015, 2014, and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the years ended December 31, 2014 and 2013, as provided to us by ORADISC GmbH, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2014 totaled $22,826.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
Balance sheet
Total assets		$237,726		$305,069
Total liabilities		$286,643		$302,572
Total stockholders’ (deficit)/equity		$(48,917)		$2,497
Statement of operations
Revenues	$	---	$	---
Net (loss)		$(47,450)		$(34,671)

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2016 and December 31, 2015:

Accrued Liabilities	June 30, 2016	December 31, 2015
Accrued compensation/benefits	$240,940	$329,131
Accrued insurance payable	6,806	73,074
Accrued property taxes	3,000	---
Product rebates/returns	11	9
Total accrued liabilities	$250,757	$402,214

NOTE 10.	PROMISSORY NOTE PAYABLE

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

Information relating to the April 2015 Note is as follows:

					As of June 30, 2016
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		$125,000	$6,003	$4,269	$114,728
Total	$550,000				$125,000	$6,003	$4,269	$114,728

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

For the six months ended June 30, 2016, we have remitted five installment payments in cash totaling $225,000 and have remitted one installment payment by issuing 694,056 shares of Common Stock for principal and interest due under the April 2015 Note.

The future minimum payments relating to the April 2015 Note, as of June 30, 2016, are as follows:

	Payments Due By Period
Transaction	Total	2016	2017		2018		2019		2020
April 2015 Note	$125,000	$125,000	$	---	$	---	$	---	$	---
Total	$125,000	$125,000	$	---	$	---	$	---	$	---

The amount of interest cost recognized from our promissory note was $4,747 and $11,764 for the three months ended June 30, 2016 and 2015, respectively, and $12,973 and $11,764 for the six months ended June 30, 2016 and 2015, respectively.

The amount of debt discount amortized from our promissory note was $12,997 and $11,035 for the three months ended June 30, 2016 and 2015, respectively, and $26,012 and $11,035 for the six months ended June 30, 2016 and 2015, respectively.

The amount of debt issuance costs amortized from our promissory note was $9,290 and $8,103 for the three months ended June 30, 2016 and 2015, respectively, and $18,658 and $8,103 for the six months ended June 30, 2016 and 2015, respectively.

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

The March 2016 Offering resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $29,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent were not U.S. Persons and were solicited outside the United States.

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

Common Stock

As of June 30, 2016, we had 62,974,431 shares of Common Stock issued and outstanding.  For the three months ended June 30, 2016, we did not issue any shares of Common Stock.

Preferred Stock

As of June 30, 2016, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended June 30, 2016, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2016 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2015	1,774,193	$0.77
Warrants issued	25,245,442	$0.09
Warrants exercised	---	---
Warrants cancelled	(35,000)	$1.20
Balance as of June 30, 2016	26,984,635	$0.13

For the three months ended June 30, 2016, we did not issue any warrants to purchase our Common Stock.

Of the warrant shares subject to exercise as of June 30, 2016, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
July 16, 2016	116,667
July 28, 2016	34,722
December 24, 2016	653,686
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
Total	26,984,635

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Warrants to purchase Common Stock	26,984,635	1,774,193
Stock options to purchase Common Stock	714,571	1,664,573
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	2,101,759	1,934,718
Total	29,800,965	5,373,484

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest will be paid in Common Stock based on a price of $0.06 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to June 30, 2016), subject to certain ownership limitations.

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

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the three and six months ended June 30, 2016 and 2015, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$323	$18,819	$8,993	$37,431
Selling, general and administrative	17,825	51,019	37,022	107,755
Total share-based compensation expense	$18,148	$69,838	$46,015	$145,186

At June 30, 2016, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $45,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately fifteen months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2016 and the changes therein during the six months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	1,664,573	$1.73
Granted	---	---
Forfeited/cancelled	(950,002)	$1.27
Exercised	---	---
Outstanding as of June 30, 2016	714,571	$2.35

The following table presents the stock option grants outstanding and exercisable as of June 30, 2016:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
422,500	$0.33	6.7	322,500	$0.33
240,000	1.15	8.2	75,000	1.15
52,071	24.20	1.1	52,071	24.20
714,571	$2.35	6.8	449,571	$3.23

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

As of June 30, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 714,571 were outstanding at a weighted average exercise price of $2.35 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of June 30, 2016, there were 2,015,983 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at June 30, 2016 and December 31, 2015.

Description	June 30, 2016	December 31, 2015
Liabilities:
Promissory note – April 2015	$125,000	$370,000

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

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of June 30, 2016:

Calendar Years	Future Lease Expense
2016 (Six months)	$59,920
2017	119,840
2018	28,858
2019	---
2020	---
Total	$208,618

Rent expense for our operating leases amounted to $30,571 and $29,837 for the three months ended June 30, 2016 and 2015, respectively, and $60,531 and $61,002 for the six months ended June 30, 2016 and 2015, respectively.

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

During 2015, Mr. Kerschbaumer served as a director of Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne served as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may have been considered, either singularly or collectively, to have had control of, and make investment and business decisions on behalf of, the Altrazeal Distributors and Mr. Kuehne may be considered, either singularly of collectively, to have had control of, and make investment and business decisions on behalf of, Altrazeal AG.

As a result of the Altrazeal Termination Agreement in December 2015, Altrazeal Trading GmbH and Melmed Holding AG ceased to be product distributors for the Company.

As a result of the breaches in March and April 2016 by Altrazeal AG in the ELSA, we believe that the ELSA has been cancelled and Altrazeal AG has ceased to be a product distributor for the Company.

Each of Mr. Kerschbaumer and Mr. Kuehne are managing directors of ORADISC GmbH and in such capacities may be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of the ORADISC GmbH.  In April 2016, Mr. Kerschbaumer and Mr. Kuehne each resigned as a managing director of ORADISC GmbH.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™ erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

For the six months ended June 30, 2016 and 2015, the Company recorded revenues, in approximate numbers, of nil and $527,000, respectively, with the various Altrazeal Distributors, which represented 0% and 95% of our total revenues.  As of June 30, 2016 and December 31, 2015, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of nil and $3,000, respectively, which represented 0% and 3% of our net outstanding accounts receivables.

License Purchase and Termination Agreement

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading and.  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company thereby effecting its termination and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

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

As of June 30, 2016, the following table summarizes the Company’s obligation for compensation temporarily deferred by our employees.

Name	2016		2015	2014 – 2011	Total
Kerry P. Gray (1) (2) (3) (4)	$	---	$275,153	$150,000	$425,153
Terrance K. Wallberg		(33,540)	53,540	---	20,000
Other employees		(54,871)	54,871	---	---
Total		$(88,411)	$383,564	$150,000	$445,153

(1)	On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.
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

(4)	The Company is asserting in a dispute with Mr. Gray that amounts recorded as being owed to Mr. Gray are not in fact owed to Mr. Gray or are offset by amounts Mr. Gray owes to the Company.

As of June 30, 2016, the Company’s obligation for temporarily deferred compensation was $445,153 of which $171,570 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2015, the Company’s obligation for temporarily deferred compensation was $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2016, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

On May 17, 2016, we provided KunWha Pharmaceutical Co., Ltd with a notice identifying certain breaches in the License and Supply Agreement, dated June 2, 2008.  KunWha Pharmaceutical Co., Ltd failed to remedy the breaches within 30 (thirty) days of receiving our notice and therefore we believe that the License and Supply Agreement has been cancelled.

On May 17, 2016, we provided Jiangxi Aiqilin Pharmaceuticals Group with a notice identifying certain breaches in the License and Supply Agreement, dated June 28, 2010.  Jiangxi Aiqilin Pharmaceuticals Group failed to remedy the breaches within 30 (thirty) days of receiving our notice and therefore we believe that the License and Supply Agreement has been cancelled.

On May 17, 2016, we provided Novartis Animal Health Inc. with a notice identifying certain breaches in the Distribution Agreement, dated August 23, 2010.  In July 2016, we received confirmation from Novartis Animal Health Inc. that the Distribution Agreement has been cancelled.

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

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing.  Recently, we were informed that the insolvency application was opposed with various parties taking opposing views and that these legal proceedings continue to evolve.  We continue to evaluate our position with respect to IPMD GmbH and ORADISC GmbH.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™ erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

NOTE 19.	SUBSEQUENT EVENTS

None.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, referred to as our 2015 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2016, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results will differ, and could differ materially, from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2015 Form 10-K under “Risks Associated with our Business”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) (this “Report”) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify these forward-looking statements by the fact that they use words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “will”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, statements regarding expected cash flows, market position, product development, product approvals, increases in revenue, expense levels, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

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

▪	Develop our oral muco-adhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

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
▪
As a result of a breach by Altrazeal AG of its obligations under our licensing agreement, we currently do not have a direct distributor acting on our behalf in the territories previously covered by the AG Agreement, which included Africa (markets not already licensed), Latin America, Georgia, Turkmenistan, Ukraine, the Commonwealth of Independent States, Jordan, Syria, Asia and the Pacific (excluding China, Hong Kong, Macau, Taiwan, South Korea, Japan, Australia, and New Zealand).   We now have the opportunity to potentially form direct relationships with sub-distributors in the territories previously covered by the AG Agreement for the purpose of accepting orders directly from, and fulfilling orders directly to, such sub-distributors;

▪	We have determined that creating a product roadmap with line extensions is necessary to respond to market interest in Altrazeal®;
▪
As a result of a breach by ORADISC GmbH of its obligations under our licensing agreement, we have regained control of all of the OraDisc™ rights and we have the opportunity to develop and commercialize products utilizing our OraDisc™ film technology ourselves or together with other partners;

▪	We have implemented a plan to restructure our operations to improve efficiency and reduce cost, including production, distribution, and administration costs;
▪	We are undertaking efforts to stimulate sales and enhance marketing; and
▪	We have developed a new plan to streamline regulatory activity to expedite new market entry.

Recent Developments

Product Distribution

One of our primary international distributors, Altrazeal AG, breached certain material terms and conditions of our license and supply agreement with them including provisions related to timely payment of amounts owed.  Given the uncertainty of collecting payment for any product shipments to territories previously controlled by Altrazeal AG, the Company felt it prudent to delay product shipments to these territories until such time as credit can be established with a new licensee or direct relationships can be formed with existing sub-distributors.  As a result, pending orders for Altrazeal® totaling approximately $86,000 were placed on credit hold and were not shipped during the first or second quarter of 2016. The Company had previously disclosed that Altrazeal AG had initiated insolvency proceedings and that, given the various breaches in the license and supply agreement between the parties, the agreement was cancelled.  As a result, the rights for Altrazeal in all markets previously serviced by Altrazeal AG have reverted back to the Company.

On May 17, 2016, we provided notices to KunWha Pharmaceutical Co., Ltd, and Jiangxi Aiqilin Pharmaceuticals Group, identifying certain breaches in each of their respective product distribution agreements.  Each distributor failed to remedy the breaches within 30 days of receiving our notice and therefore we believe that each of the product distribution agreements has been cancelled.  On May 17, 2016, we also provided Novartis Animal Health Inc. with a notice identifying certain breaches in the Distribution Agreement, dated August 23, 2010.  In July 2016, we received confirmation from Novartis Animal Health Inc. that the Distribution Agreement has been cancelled.  We are currently evaluating the prospect of appointing a new marketing partner for each of these territories.

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

The March 2016 Offering resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $29,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent are not U.S. Persons and were solicited outside the United States.

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

Comparison of the three months ended June 30, 2016 and 2015

Total Revenues

Revenues were approximately $264,000 for the three months ended June 30, 2016, as compared to revenues of approximately $259,000 for the three months ended June 30, 2015, and were composed of, in approximate amounts, licensing fees of $260,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $4,000 for Altrazeal®.

The net increase of $5,000 in revenues is primarily attributable to the recognition of unamortized licensing fees of approximately $253,000 related to the cancellation of distribution agreements with two distributors; KunWha Pharmaceutical Co., and Jiangxi Aiqilin Pharmaceuticals Group; which is offset by a decrease of approximately $239,000 in Altrazeal® product sales as territories in Europe and the Middle East have not generated product orders consistent with prior year and one of our international distributors, Altrazeal AG, breached material terms and conditions of the ELSA, including provisions related to timely payment of amounts owed.  Given the uncertainty of collecting payment for any product shipments to territories previously controlled by Altrazeal AG, we felt it prudent to delay product shipments to these territories until such time as credit can be established with a new licensee or direct relationships can be formed with existing sub-distributors.

The recognition of unamortized licensing fees is based upon the cancellation of the distribution agreements and that there are no further performance obligations that are required by the Company under each distribution agreement.  The Company originally received a licensing payment from KunWha Pharmaceutical Co. of $50,000 in June 2008 and received licensing payments from Jiangxi Aiqilin Pharmaceuticals Group of $250,000 and $100,000 in June 2010 and September 2011, respectively.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2016 and 2015 were approximately $500 and $81,000, respectively, and were composed entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $135,000 for the three months ended June 30, 2016, including $300 in share-based compensation, compared to approximately $219,000 for the three months ended June 30, 2015, which included $19,000 in share-based compensation.  The decrease of approximately $84,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $39,000 direct research costs primarily related to consulting costs and product registration costs, and a decrease of $67,000 in scientific compensation related wage reductions by existing staff, lower head count, and lower share-based compensation.  These expense decreases were partially offset by an increase of $16,000 in regulatory consulting costs and an increase of $6,000 in miscellaneous operating costs.

The direct research and development expenses for the three months ended June 30, 2016 and 2015 were, in approximate numbers, as follows:

	Three Months Ended June 30,
Technology	2016	2015
Wound care & nanoparticle	$33,000	$71,000
OraDisc™	4,000	4,000
Aphthasol® & other technologies	---	1,000
Total	$37,000	$76,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $385,000 for the three months ended June 30, 2016, including $18,000 in share-based compensation, compared to approximately $495,000 for the three months ended June 30, 2015, which included $51,000 in share-based compensation.  The decrease of approximately $110,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $64,000 in compensation as costs associated with our Interim President and Chief Executive Officer are categorized under international sales management whereas the costs for our prior President and Chief Executive Officer were categorized under compensation, a decrease of $84,000 in directors fees that is composed of a decrease of $32,000 in share-based compensation and a decrease of $52,000 in cash compensation, a decrease of $25,000 in legal costs due to the settlement of a licensing agreement dispute, a decrease of $6,000 in XBRL translation costs, and a decrease of $2,000 in property tax accruals.  These expense decreases were partially offset by, in approximate numbers, an increase of $36,000 in operating costs associated with international sales management, an increase of $22,000 in brand marketing and convention costs, an increase of $4,000 in legal fees related to our patents, and an increase of $9,000 in miscellaneous expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $200,000 for the three months ended June 30, 2016 as compared to approximately $118,000 for the three months ended June 30, 2015.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $82,000 is attributable to the acquisition of licensing rights that occurred in December 2015.  There were no additional purchases of patents or licensing rights during the three months ended June 30, 2016 and 2015, respectively.

Depreciation

Depreciation expense totaled approximately $33,000 for the three months ended June 30, 2016 as compared to approximately $46,000 for the three months ended June 30, 2015.  The decrease of approximately $13,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $500 for the three months ended June 30, 2016 as compared to approximately $70 for the three months ended June 30, 2015.

Interest Expense

Interest expense totaled approximately $44,000 for the three months ended June 30, 2016 as compared to approximately $63,000 for the three months ended June 30, 2015.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The decrease of approximately $19,000 in interest expense is primarily attributable to the decreased principal balance due under the April 2015 Note with Inter-Mountain and accruals for interest expense associated with regulatory fees.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss totaled approximately $3,000 for the three months ended June 30, 2016 as compared to a foreign currency transaction gain of approximately $35,000 for the three months ended June 30, 2015.  The decrease of approximately $38,000 is related to fluctuations in the Euro exchange rate experienced during 2015 and 2016 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the six months ended June 30, 2016 and 2015

Total Revenues

Revenues were approximately $373,000 for the six months ended June 30, 2016, as compared to revenues of approximately $554,000 for the six months ended June 30, 2015, and were composed of, in approximate amounts, licensing fees of $361,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $12,000 for Altrazeal®.

The net decrease of $181,000 in revenues is primarily attributable to a decrease of approximately $511,000 in Altrazeal® product sales as territories in Europe and the Middle East have not generated product orders consistent with prior year and one of our international distributors, Altrazeal AG, breached material terms and conditions of the ELSA, including provisions related to timely payment of amounts owed.  Given the uncertainty of collecting payment for any product shipments to territories previously controlled by Altrazeal AG, we felt it prudent to delay product shipments to these territories until such time as credit can be established with a new licensee or direct relationships can be formed with existing sub-distributors.  The decrease in Altrazeal® product sales was partially offset by the recognition of unamortized licensing fees of approximately $343,000 related to the cancellation of distribution agreements with three distributors; Altrazeal AG, KunWha Pharmaceutical Co., and Jiangxi Aiqilin Pharmaceuticals Group.

The recognition of unamortized licensing fees is based upon the cancellation of the distribution agreements and that there are no further performance oligations that are required by the Company under each distribution agreement.  The Company originally received a licensing payment from Altrazeal AG of $125,000 in September 2013, received a licensing payment from KunWha Pharmaceutical Co. of $50,000 in June 2008, and received licensing payments from Jiangxi Aiqilin Pharmaceuticals Group of $250,000 and $100,000 in June 2010 and September 2011, respectively.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2016 and 2015 were approximately $1,500 and $183,000, respectively, and were composed entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $271,000 for the six months ended June 30, 2016, including $9,000 in share-based compensation, compared to approximately $423,000 for the six months ended June 30, 2015, which included $37,000 in share-based compensation.  The decrease of approximately $152,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $99,000 in direct research costs primarily related to consulting costs and product registration costs, and a decrease of $92,000 in scientific compensation related wage reductions by existing staff, lower head count, and lower share-based compensation.  These expense decreases were partially offset by an increase of $33,000 in regulatory consulting costs and an increase of $6,000 in miscellaneous operating costs.

The direct research and development expenses for the six months ended June 30, 2016 and 2015 were, in approximate numbers, as follows:

	Six months Ended June 30,
Technology	2016	2015
Wound care & nanoparticle	$46,000	$143,000
OraDisc™	8,000	8,000
Aphthasol® & other technologies	---	2,000
Total	$54,000	$153,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $704,000 for the six months ended June 30, 2016, including $37,000 in share-based compensation, compared to approximately $941,000 for the six months ended June 30, 2015, which included $108,000 in share-based compensation.  The decrease of approximately $237,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $101,000 in compensation, as costs associated with our Interim President and Chief Executive Officer are categorized under international sales management whereas the costs for our prior President and Chief Executive Officer were categorized under compensation, a decrease of $174,000 in directors fees that is composed of a decrease of $105,000 in cash compensation and a decrease of $69,000 in share-based compensation, a decrease of $41,000 in legal costs due to the settlement of a licensing agreement dispute, a decrease of $11,000 in legal fees related to our patents, a decrease of $7,000 in accounting fees, and a decrease of $4,000 in miscellaneous expenses.  These expense decreases were partially offset by, in approximate numbers, an increase of $38,000 in operating costs associated with international sales management, an increase of $22,000 in brand marketing and convention costs, an increase of $16,000 in bad debt expense accruals, and an increase of $25,000 in commission costs relating to a product license as the prior year included a one-time credit adjustment.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $398,000 for the six months ended June 30, 2016 as compared to approximately $236,000 for the six months ended June 30, 2015.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $162,000 is attributable to the acquisition of licensing rights that occurred in December 2015.  There were no additional purchases of patents or licensing rights during the six months ended June 30, 2016 and 2015, respectively.

Depreciation

Depreciation expense totaled approximately $66,000 for the six months ended June 30, 2016 as compared to approximately $104,000 for the six months ended June 30, 2015.  The decrease of approximately $38,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $500 for the six months ended June 30, 2016 as compared to approximately $200 for the six months ended June 30, 2015.

Interest Expense

Interest expense totaled approximately $91,000 for the six months ended June 30, 2016 as compared to approximately $76,000 for the six months ended June 30, 2015.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The increase of approximately $15,000 in interest expense is primarily attributable to the April 2015 Note with Inter-Mountain.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain totaled approximately $1,000 for the six months ended June 30, 2016 as compared to a foreign currency transaction loss of approximately $58,000 for the six months ended June 30, 2015.  The improvement of approximately $59,000 is related to fluctuations in the Euro exchange rate experienced during 2015 and 2016 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Accommodation fee due on promissory note

Accommodation fee due on promissory note was $25,000 for the six months ended June 30, 2016 as compared to nil for the six months ended June 30, 2015.  The fee is based on a January 2016 Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Based on our liquidity as of June 30, 2016, we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.  In order to continue to advance our business plan and outstanding obligations, we will need to raise additional capital.

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

The March 2016 Offering has resulted in gross proceeds of $1,800,000, of which $1,439,000 was received in March 2016 and $361,000 was received in April 2016.  As part of the offering expenses, we paid to a European placement agent a referral fee of $29,000 which is equal to 10% of the gross proceeds, provided that the investors referred by such placement agent were not U.S. Persons and were solicited outside the United States.  Purchasers in the March 2016 Offering include Michael I. Sacks ($1,000,000), the father of Bradley J. Sacks, the Chairman of our Board of Directors, Centric Capital Ventures, LLC ($19,000), an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg ($50,000), our Vice President and Chief Financial Officer, and Daniel G. Moro ($10,000), our Vice President of Polymer Drug Delivery.

Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2016, our cash and cash equivalents were approximately $718,000 which is an increase of approximately $538,000 as compared to our cash and cash equivalents at December 31, 2015 of approximately $180,000.  Our working capital (current assets less current liabilities) was approximately $(779,000) at June 30, 2016 as compared to our working capital at December 31, 2015 of approximately $(1,614,000).

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2016	2015
Operating activities	$(947,000)	$(1,026,000)
Investing activities	---	(1,000)
Financing activities	1,485,000	496,000
Net increase (decrease) in cash and cash equivalents	$538,000	$(531,000)

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was approximately $947,000.  The principal components of net cash used for the six months ended June 30, 2016 were, in approximate numbers, our net loss of $1,183,000, a decrease of $321,000 in deferred revenues due to amortization of revenues, a decrease of $151,000 in accrued liabilities due to repayment of temporary compensation deferrals, an increase of $50,000 in inventory, and an increase of $2,000 in deposits.  Our net loss for the six months ended June 30, 2016 included substantial non-cash charges of approximately $618,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on promissory notes settled with Common Stock, consulting services settled in Common Stock, and an accommodation fee due on the promissory note.  The aforementioned net cash used for the six months ended June 30, 2016 was partially offset by, in approximate numbers, a decrease of $72,000 in prepaid expenses related to insurance, listing fees, and consulting, a decrease of $39,000 in accounts receivable due to collection activities, and an increase of $31,000 in accounts payable due to timing of vendor payments.

For the six months ended June 30, 2015, net cash used in operating activities was approximately $1,026,000.  The principal components of net cash used for the six months ended June 30, 2015 were, in approximate numbers, our net loss of $1,468,000, an increase of $450,000 in accounts receivable related to higher international product sales, and an increase of $212,000 in inventory related to the manufacture of Altrazeal®.  Our net loss for the six months ended June 30, 2015 included substantial non-cash charges of approximately $504,000 in the form of share-based compensation, amortization of patents, amortization of debt discount, amortization of debt issuance costs, and depreciation.  The aforementioned net cash used for the six months ended June 30, 2015 was partially offset by, in approximate numbers, an increase of $450,000 in accounts payable due to timing of vendor payments, an increase of $54,000 in accrued liabilities due to compensation deferrals, an increase of $11,000 in accrued interest related to Inter-Mountain debt, an increase of $8,000 in deferred revenues, and a decrease of $77,000 in prepaid expenses related to insurance, listing fees, and consulting fees.

Investing Activities

There were no investing activities for the six months ended June 30, 2016.

Net cash used in investing activities for the six months ended June 30, 2015 was approximately $1,000 and relates to the purchase of computer equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $1,485,000 and was composed of, in approximate numbers, the net proceeds of $1,732,000 from the March 2016 Offering, offering costs of $22,000 associated with the acquisition of licensing rights that occurred in December 2015, and the repayment of $225,000 in principle due on the promissory note with Inter-Mountain.

Net cash provided by financing activities for the six months ended June 30, 2015 was approximately $496,000 and was composed of, in approximate numbers, $485,000 from the debt transaction with Inter-Mountain in April 2015 and an adjustment of $11,000 of offering costs associated with our sale of preferred stock in 2011.

Liquidity

As of June 30, 2016, we had cash and cash equivalents of approximately $718,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2016 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of June 30, 2016, our net working capital (current assets less current liabilities) was approximately $(779,000).  Based on our liquidity as of June 30, 2016, we believe that our liquidity will be sufficient to fund operations through the third quarter of 2016.

In order to continue to advance our business plan and outstanding obligations, we will need to raise additional capital in the foreseeable future to fund our operations and to potentially expand our business.  We expect to seek additional funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  As of this Report, we have no agreements with respect to our potential receipt of additional capital.

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

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability, or inability, to successfully commercialize our wound management products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with corporate partners for the development and commercialization of certain product opportunities;
▪	continued scientific progress in our development programs;
▪	our ability to collect outstanding receivables;
▪	the costs involved in filing, prosecuting and enforcing patent claims;
▪	competing technological developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights);
▪	our general financial situation, including the amount of our indebtedness; and
▪	the cost of, and other issues associated with, manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2016, which is composed of the principle due under the April 2015 Note, a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
April 2015 Note	$125,000	$125,000	$	---	$	---	$	---
Operating leases	$208,618	$119,840		$88,778	$	---	$	---
Total contractual cash obligations	$333,618	$244,840		$88,778	$	---	$	---

Capital Expenditures

For the six months ended June 30, 2016 and 2015, our expenditures for property, equipment, and leasehold improvements were nil and $787, respectively.  At this time, we believe that our capital expenditures for 2016 will be approximately $30,000 and consist of equipment related to the manufacture of our products.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At June 30, 2016 and December 31, 2015 our cash and cash equivalents totaled approximately $718,000 and $180,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2016 and at December 31, 2015.  As of June 30, 2016, one customer, being one of our international distributors, exceeded the 5% threshold, with 83%.  At December 31, 2015, one customer, being one of our international distributors, exceeded the 5% threshold with 92%.  Historically, we have relied primarily on a group of affiliated entities for the distributions of our products.  At least one of these entities, Altrazeal AG, is insolvent, and we believe that related distributors may also be insolvent.  The weak financial position of these distributors has historically led to issues collecting accounts receivable. Going forward, we are routinely assessing the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 17, 2016, we provided KunWha Pharmaceutical Co., Ltd with a notice identifying certain breaches in the License and Supply Agreement, dated June 2, 2008.  KunWha Pharmaceutical Co., Ltd failed to remedy the breaches within 30 (thirty) days of receiving our notice and therefore we believe that the License and Supply Agreement has been cancelled.

On May 17, 2016, we provided Jiangxi Aiqilin Pharmaceuticals Group with a notice identifying certain breaches in the License and Supply Agreement, dated June 28, 2010.  Jiangxi Aiqilin Pharmaceuticals Group failed to remedy the breaches within 30 (thirty) days of receiving our notice and therefore we believe that the License and Supply Agreement has been cancelled.

On May 17, 2016, we provided Novartis Animal Health Inc. with a notice identifying certain breaches in the Distribution Agreement, dated August 23, 2010.  In July 2016, we received confirmation from Novartis Animal Health Inc. that the Distribution Agreement has been cancelled.

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

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing.  Recently, we were informed that the insolvency application was opposed with various parties taking opposing views and that these legal proceedings continue to evolve.  We continue to evaluate our position with respect to IPMD GmbH and ORADISC GmbH.

In October 2012, we executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology for dental applications including benzocaine (OraDisc™ B), re-mineralization dental strips, fluoride dental strips, long-acting breath freshener, Amlexanox (OraDisc™ A).  We also granted to ORADISC GmbH a twenty-four month option to utilize the OraDisc™ erodible film technology for drug delivery for migraine, nausea and vomiting, cough and cold, and pain.  In January 2015, the initial twenty-four month option period to utilize the OraDisc™ erodible film technology by ORADISC GmbH was extended until December 31, 2015.  In addition, this option expanded the applications for use to include anti-psychotics, neurologic products, and actives for the treatment of erectile dysfunction.  On December 30, 2015, we received notice from ORADISC GmbH of their exercise of the option.  We informed ORADISC GmbH that under the terms of the option, the right to use the OraDisc™ erodible film technology expired on December 31, 2015.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.  Since delivering the termination notice to ORADISC GmbH we have not had any communication from ORADISC GmbH with respect to the License and Supply Agreement.

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

ULURU Inc.

Date: August 15, 2016	By:	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)