Form 10-Q
period 2016-09-30
ULURU Inc.
filed 2016-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, there were 62,974,431 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), and no shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Quarter Ended SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$185,718	$180,000
Accounts receivable, net	47,428	89,378
Accounts receivable – related party, net	---	2,805
Inventory	581,453	531,421
Prepaid expenses and deferred charges	93,403	123,201
Total Current Assets	908,002	926,805

Property, Equipment and Leasehold Improvements, net	160,014	257,417

Other Assets
Intangible asset - patents, net	2,363,854	2,720,541
Intangible asset - licensing rights, net	3,263,042	3,506,235
Investment in unconsolidated subsidiary	---	---
Deposits	18,069	18,069
Total Other Assets	5,644,965	6,244,845

TOTAL ASSETS	$6,712,981	$7,429,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,798,834	$1,780,197
Accrued liabilities	268,473	402,214
Promissory note payable, net of unamortized debt discount and debt issuance costs, current portion	---	315,058
Deferred revenue, current portion	90,723	42,934
Total Current Liabilities	2,158,030	2,540,403

Long Term Liabilities
Deferred revenue, net of current portion	359,915	685,287
Total Long Term Liabilities	359,915	685,287

TOTAL LIABILITIES	2,517,945	3,225,690

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	---	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
62,974,431 and 36,834,933 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	62,974	36,835
Additional paid-in capital	62,261,002	60,426,915
Accumulated (deficit)	(58,128,940)	(56,260,373)
TOTAL STOCKHOLDERS’ EQUITY	4,195,036	4,203,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,712,981	$7,429,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
License fees	$1,453	$16,157	$362,542	$46,675
Product sales, net	4,196	8,642	16,232	531,769
Total Revenues	5,649	24,799	378,774	578,444

Costs and Expenses
Cost of product sold	494	4,246	1,945	187,062
Research and development	119,011	172,169	390,501	595,663
Selling, general and administrative	304,612	502,165	1,008,313	1,443,356
Amortization of intangible assets	201,718	119,763	599,880	355,385
Depreciation	33,237	41,973	99,567	146,500
Total Costs and Expenses	659,072	840,316	2,100,206	2,727,966
Operating (Loss)	(653,423)	(815,517)	(1,721,432)	(2,149,522)

Other Income (Expense)
Interest and miscellaneous income	232	---	769	211
Interest expense	(32,509)	(51,765)	(123,712)	(127,919)
Equity in earnings (loss) of unconsolidated subsidiary	---	---	---	---
Foreign currency transaction gain (loss)	(282)	1,192	808	(56,512)
Accommodation fee due on promissory note	---	---	(25,000)	---
(Loss) Before Income Taxes	(685,982)	(866,090)	(1,868,567)	(2,333,742)

Income taxes	---	---	---	---
Net (Loss)	$(685,982)	$(866,090)	$(1,868,567)	$(2,333,742)

Basic and diluted net (loss) per common share	$(0.01)	$(0.03)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding	62,974,431	24,968,383	54,566,729	24,733,299

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES :
Net loss	$(1,868,567)	$(2,333,742)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	599,880	355,385
Depreciation	99,567	146,500
Share-based compensation for stock and options issued to employees	15,554	37,605
Share-based compensation for options issued to non-employees	44,572	178,388
Equity in earnings (loss) of unconsolidated subsidiary	---	---
Amortization of debt discount on promissory note	32,015	24,088
Amortization of debt issuance costs	22,927	17,627
Common stock issued for services	36,000	---
Common stock issued for interest due on promissory note	2,239	27,125
Accommodation fee due on promissory note	25,000	---

Change in operating assets and liabilities:
Accounts receivable	44,755	(453,318)
Inventory	(50,031)	(286,655)
Prepaid expenses and deferred charges	29,797	35,948
Accounts payable	18,637	992,187
Accrued liabilities	(133,741)	227,218
Deferred revenue	(277,583)	(8,755)
Total	509,588	1,293,343

Net Cash Used in Operating Activities	(1,358,979)	(1,040,399)

INVESTING ACTIVITIES :
Purchase of property and equipment	(2,165)	(787)
Net Cash Used in Investing Activities	(2,165)	(787)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	1,732,338	---
Proceeds from issuance of convertible note and warrant, net	---	482,508
Offering costs associated with acquisition of licensing rights in 2015	(21,950)	---
Offering cost adjustment – preferred stock sale in 2011	---	10,509
Repayment of principle due on promissory note	(343,526)	---
Net Cash Provided by Financing Activities	1,366,862	493,017

Net Increase (Decrease) in Cash	5,718	(548,169)

Cash, beginning of period	180,000	550,458
Cash, end of period	$185,718	$2,289

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$16,002	$2,962

Non-cash investing and financing activities:
Issuance of common stock for principle due on promissory note	$51,474	$90,000

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been made.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, including the risk factors set forth therein.

Liquidity and Going Concern

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2015, contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position, as discussed herein and in this Form 10-Q.  Based on our liquidity as of September 30, 2016, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe that it may be possible for us to meet our working capital and capital expenditure requirements through the fourth quarter of 2016.  However, we cannot be sure that our revenues will grow or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable terms, or at all, to continue operations beyond the fourth quarter of 2016.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2016, and, as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2016.  In order to continue to advance our business plan and outstanding obligations after the fourth quarter of 2016, we will need to raise additional capital.  The Company is currently in the process of exploring capital raising opportunities but there is no assurance that these efforts will be successful or on beneficial terms.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016.

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

Our revenues are derived primarily from the sale of Altrazeal® which has occurred in twenty international markets and from our sales activities in the United States.  With respect to revenues for the three and nine months ended September 30, 2016, revenues reported for international sales represent the recognition of previously unamortized licensing fees only and do not include any Altrazeal® product sales.

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three months ended September 30,				Nine months ended September 30,
Revenues	2016	%	2015	%	2016	%	2015	%
Domestic	$1,453	26%	$6,156	25%	$16,232	4%	$20,043	3%
International	4,196	74%	18,643	75%	362,542	96%	558,401	97%
Total	$5,649	100%	$24,799	100%	$378,774	100%	$578,444	100%

A significant portion of our revenues are derived from a few major customers.  Customers with greater than 10% of total sales, along with their relative percentage of all sales, for the three and nine months ended September 30 are represented on the following table:

		Three months ended September 30,		Nine months ended September 30,
Customers	Product	2016	2015	2016	2015
Customer A	Altrazeal®	---	10%	---	89%
Customer B	Altrazeal®	---	21%	63%	*
Customer C	Altrazeal®	---	14%	25%	*
Customer D	Altrazeal®	---	22%	---	*
Customer E	OraDisc™	26%	*	*	*
Customer F	Altrazeal®	21%	*	*	*
Customer G	Altrazeal®	12%	---	*	*
Customer H	Altrazeal®	12%	*	*	*
Total		71%	67%	88%	89%
* Sales from this customer were less than 10% of total sales for the period reported.

NOTE 5.	INVENTORY

As of September 30, 2016, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or market.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2016 and December 31, 2015:

Inventory	September 30, 2016	December 31, 2015
Raw materials	$37,564	$38,037
Work-in-progress	444,071	485,123
Finished goods	99,818	8,261
Total	$581,453	$531,421

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2016 and December 31, 2015:

Property, equipment and leasehold improvements	September 30, 2016	December 31, 2015
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,893	1,604,894
Computers, office equipment, and furniture	156,030	153,865
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,285,760	2,283,596
Less: accumulated depreciation and amortization	(2,125,746)	(2,026,179)
Property, equipment and leasehold improvements, net	$160,014	$257,417

Depreciation expense on property, equipment and leasehold improvements was $33,237 and $41,973 for the three months ended September 30, 2016 and 2015, respectively, and was $99,567 and $146,500 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2016 and December 31, 2015:

Intangible assets – patents	September 30, 2016	December 31, 2015
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,262,084)	(6,905,397)
Intangible assets - patents, net	$2,363,854	$2,720,541

Amortization expense for intangible patents assets was $119,763 and $119,763 for the three months ended September 30, 2016 and 2015, respectively, and was $356,687 and $355,385 for the nine months ended September 30, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of September 30, 2016, is as follows:
Calendar Years	Future Amortization Expense
2016 (Three months)	$119,763
2017	475,148
2018	475,148
2019	475,148
2020	476,450
2021 & Beyond	342,197
Total	$2,363,854

Licensing rights

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading GmbH (“Altrazeal Trading”) and IPMD GmbH (“IPMD”).  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company, thereby effecting its termination, and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company agreed to assume from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

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

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of Common Stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We are required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer own any of the registered shares. As of the date of this filing, shares cannot be sold under the registration statement because the associated prospectus is not current.

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

Licensing rights, net consisted of the following at September 30, 2016 and December 31, 2015:

Intangible assets - licensing rights	September 30, 2016	December 31, 2015
European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.	$3,512,506	$3,512,506
Less: accumulated amortization	(249,464)	(6,271)
Intangible assets - licensing rights, net	$3,263,042	$3,506,235

Amortization expense for intangible licensing rights assets was $81,955 and nil for the three months ended September 30, 2016 and 2015, respectively, and was $243,193 and nil for the nine months ended September 30, 2016 and 2015, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of September 30, 2016, is as follows:

Calendar Years	Future Amortization Expense
2016 (Three months)	$81,955
2017	325,148
2018	325,148
2019	325,148
2020	325,148
2021 & Beyond	1,880,495
Total	$3,263,042

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing.  Subsequently, we were informed that the insolvency application was opposed with various parties taking opposing views and that these legal proceedings continue to evolve.  We continue to evaluate our position with respect to IPMD GmbH and ORADISC GmbH.

Financial statements for the nine months ended September 30, 2016 and for the year ended December 31, 2015 have not been released to us and, therefore, we have not included the effect of the financial activities of ORADISC GmbH in our financial statements for such reporting periods.  We believe that our share of the cumulative losses of ORADISC GmbH for the nine months ended September 30, 2016 and for the years ended December 31, 2015, 2014, and 2013 would exceed the carrying value of our investment, therefore the equity method of accounting would be suspended for such reporting periods and no additional losses would be charged to operations.

Based upon the unaudited financial statements for the years ended December 31, 2014 and 2013, as provided to us by ORADISC GmbH, our unrecorded share of ORADISC GmbH cumulative losses as of December 31, 2014 totaled $22,826.

Summarized financial information for our investment in ORADISC GmbH assuming 100% ownership is as follows:

ORADISC GmbH	December 31, 2014 (Unaudited)		December 31, 2013 (Unaudited)
Balance sheet
Total assets		$237,726		$305,069
Total liabilities		$286,643		$302,572
Total stockholders’ (deficit)/equity		$(48,917)		$2,497
Statement of operations
Revenues	$	---	$	---
Net (loss)		$(47,450)		$(34,671)

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2016 and December 31, 2015:

Accrued Liabilities	September 30, 2016	December 31, 2015
Accrued compensation/benefits	$264,625	$329,131
Accrued insurance payable	---	73,074
Accrued property taxes	3,844	---
Product rebates/returns	4	9
Total accrued liabilities	$268,473	$402,214

NOTE 10.	PROMISSORY NOTE PAYABLE

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

Information relating to the April 2015 Note is as follows:

					As of September 30, 2016
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price (1)	Principal Balance (2)	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
April 2015 Note	$550,000	10.0%	08/12/2016		---	---	---	---
Total	$550,000				---	---	---	---

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

(2)	On August 11, 2016, the Company issued the final installment payment due under the April 2015 Note.

For the nine months ended September 30, 2016, we have remitted six installment payments in cash totaling $343,526 and have remitted one installment payment by issuing 694,056 shares of Common Stock for principal and interest due under the April 2015 Note.

The amount of interest cost recognized from our promissory note was $1,106 and $13,678 for the three months ended September 30, 2016 and 2015, respectively, and $14,079 and $25,442 for the nine months ended September 30, 2016 and 2015, respectively.

The amount of debt discount amortized from our promissory note was $6,003 and $13,053 for the three months ended September 30, 2016 and 2015, respectively, and $32,015 and $24,088 for the nine months ended September 30, 2016 and 2015, respectively.

The amount of debt issuance costs amortized from our promissory note was $4,269 and $9,524 for the three months ended September 30, 2016 and 2015, respectively, and $22,927 and $17,627 for the nine months ended September 30, 2016 and 2015, respectively.

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

Common Stock

As of September 30, 2016, we had 62,974,431 shares of Common Stock issued and outstanding.  For the three months ended September 30, 2016, we did not issue any shares of Common Stock.

Preferred Stock

As of September 30, 2016, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended September 30, 2016, we did not issue or redeem any Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2016 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2015	1,774,193	$0.77
Warrants issued	25,245,442	$0.09
Warrants exercised	---	---
Warrants cancelled	(186,389)	$1.38
Balance as of September 30, 2016	26,833,246	$0.12

For the three months ended September 30, 2016, we did not issue any warrants to purchase our Common Stock.

Of the warrant shares subject to exercise as of September 30, 2016, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
December 24, 2016	653,686
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
Total	26,833,246

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Warrants to purchase Common Stock	26,833,246	1,774,193
Stock options to purchase Common Stock	714,571	1,664,573
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	---	1,934,718
Total	27,547,817	5,373,484

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note may be paid in whole, or in part, in cash or in Common Stock.  If the monthly installments are paid in Common Stock, such shares being issued will be based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  On August 11, 2016, the Company issued the final installment payment due under the April 2015 Note.

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

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the three and nine months ended September 30, 2016 and 2015, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$(3,079)	$18,692	$5,914	$56,123
Selling, general and administrative	17,190	52,115	54,212	159,870
Total share-based compensation expense	$14,111	$70,807	$60,126	$215,993

At September 30, 2016, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $17,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately twelve months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2016 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	1,664,573	$1.73
Granted	---	---
Forfeited/cancelled	(950,002)	$1.27
Exercised	---	---
Outstanding as of September 30, 2016	714,571	$2.35

The following table presents the stock option grants outstanding and exercisable as of September 30, 2016:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
422,500	$0.33	6.5	422,500	$0.33
240,000	1.15	8.0	240,000	1.15
52,071	24.20	0.9	52,071	24.20
714,571	$2.35	6.6	714,571	$2.35

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

As of September 30, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 714,571 were outstanding at a weighted average exercise price of $2.35 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of September 30, 2016, there were 2,015,983 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2016 and December 31, 2015.

Description	September 30, 2016		December 31, 2015
Liabilities:
Promissory note – April 2015 (1)	$	---	$370,000

	(1) On August 11, 2016, the Company issued the final installment payment due under the April 2015 Note.

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

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of September 30, 2016:

Calendar Years	Future Lease Expense
2016 (Three months)	$30,010
2017	120,041
2018	28,908
2019	---
2020	---
Total	$178,959

Rent expense for our operating leases amounted to $36,709 and $30,539 for the three months ended September 30, 2016 and 2015, respectively, and $97,241 and $91,238 for the nine months ended September 30, 2016 and 2015, respectively.

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

Each of Mr. Kerschbaumer and Mr. Kuehne were managing directors of ORADISC GmbH and in such capacities may be considered, either singularly or collectively, to had control of, and made investment and business decisions on behalf of the ORADISC GmbH.  In April 2016, Mr. Kerschbaumer and Mr. Kuehne each resigned as a managing director of ORADISC GmbH.

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

For the nine months ended September 30, 2016 and 2015, the Company recorded revenues, in approximate numbers, of nil and $538,000, respectively, with the various Altrazeal Distributors, which represented 0% and 93% of our total revenues.  As of September 30, 2016 and December 31, 2015, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of nil and $3,000, respectively, which represented 0% and 3% of our net outstanding accounts receivables.

License Purchase and Termination Agreement

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the “Altrazeal Termination Agreement”) with Altrazeal Trading.  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the “Altrazeal License”), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company thereby effecting its termination and the Company’s 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company assumed from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

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

Altrazeal Trading also agreed to return inventory of Altrazeal® blisters held in its possession in an amount up to €88,834 (the “Inventory Payment”).  To the extent Altrazeal Trading does not return the entire inventory, we may deduct from the Inventory Payment €4.20 per Altrazeal® blister not returned in usable condition.  We are currently in the process of confirming with Altrazeal Trading the actual number of Altrazeal® blisters to be returned.

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

As of September 30, 2016, the following table summarizes the Company’s obligation for compensation temporarily deferred by our employees.

Name	2016		2015	2014 – 2011	Total
Kerry P. Gray (1) (2) (3) (4)	$	---	$275,153	$150,000	$425,153
Terrance K. Wallberg		(20,207)	53,540	---	33,333
Other employees		(54,871)	54,871	---	---
Total		$(75,078)	$383,564	$150,000	$458,486

(1)	On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.
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

As of September 30, 2016, the Company’s obligation for temporarily deferred compensation was $458,486 of which $184,903 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2015, the Company’s obligation for temporarily deferred compensation was $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2016, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

In October 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to Altrazeal Trading, currently a shareholder of the Company and previously a distributor of Altrazeal® for the Company.  We are evaluating our position with respect to the insolvency filing by Altrazeal Trading GmbH.

On May 17, 2016, we provided KunWha Pharmaceutical Co., Ltd with a notice identifying certain breaches in the License and Supply Agreement, dated June 2, 2008.  KunWha Pharmaceutical Co., Ltd failed to remedy the breaches within 30 (thirty) days of receiving our notice, and therefore, we believe that the License and Supply Agreement has been cancelled.

On May 17, 2016, we provided Jiangxi Aiqilin Pharmaceuticals Group with a notice identifying certain breaches in the License and Supply Agreement, dated June 28, 2010.  Jiangxi Aiqilin Pharmaceuticals Group failed to remedy the breaches within 30 (thirty) days of receiving our notice, and therefore, we believe that the License and Supply Agreement has been cancelled.

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

In March 2016, we learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to IPMD GmbH and that one of its affiliated operating entities, ORADISC GmbH, might be affected by such insolvency proceeding filing.  Subsequently, we were informed that the insolvency application was opposed with various parties taking opposing views and that these legal proceedings continue to evolve.  We continue to evaluate our position with respect to IPMD GmbH and ORADISC GmbH.

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

Recent Developments

Product Distribution

On December 24, 2015, the Company completed the License Purchase and Termination Agreement (the “LPTA”) with Altrazeal Trading GmbH and purchased the marketing and distribution rights for Altrazeal® in certain territories, to include Europe, Middle East and Australia.  In October 2016, the Company also learned that insolvency proceedings have been initiated with an Austrian commercial court with respect to Altrazeal Trading GmbH.

Due to uncertainties and confusion experienced by the sub-distributors under the LPTA, the Company has not received product orders that are consistent with prior years from the sub-distributors in Europe and the Middle East.  Also negatively effecting product orders has been the cancellation of the licensing agreement with Altrazeal AG, our prior distributor for Latin America, Africa, and parts of Asia, as there has not been any new product orders from these territories.  The Company is currently evaluating all of its distribution agreements and distribution partners for ways to stimulate product orders of Altrazeal® in the near term.

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

Comparison of the three months ended September 30, 2016 and 2015

Total Revenues

Revenues were approximately $6,000 for the three months ended September 30, 2016, as compared to revenues of approximately $25,000 for the three months ended September 30, 2015, and were composed of, in approximate amounts, licensing fees of $2,000 from OraDisc™ licensing agreements and product sales of $4,000 for Altrazeal®.

The net decrease of $19,000 in revenues is attributable to the decrease of approximately $4,000 in Altrazeal® product sales as territories in Europe and the Middle East have not generated product orders consistent with prior year.  Also effecting the decrease in product sales has been the cancellation of the licensing agreement with Altrazeal AG, our prior distributor for Latin America, Africa, and parts of Asia, as there have not been any new product orders from these territories.  Another area of decrease has been in licensing fee revenues of $15,000 due to the cancellation of licensing agreements related to Altrazeal® and the recognition of all unamortized licenses fees occurring in the first and second quarters of 2016.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2016 was approximately $500 and was composed entirely of costs associated with the sale of Altrazeal®.

Cost of goods sold for the three months ended September 30, 2015 was approximately $4,000 and was composed of, in approximate numbers, $3,000 from the sale of Altrazeal® and $1,000 from the write-off of obsolete raw materials.

Research and Development

Research and development expenses totaled approximately $119,000 for the three months ended September 30, 2016, including a credit of $3,000 in share-based compensation, compared to approximately $172,000 for the three months ended September 30, 2015, which included $19,000 in share-based compensation.  The decrease of approximately $53,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $19,000 direct research costs primarily related to consulting costs and product registration costs, and a decrease of $65,000 in scientific compensation related wage reductions by existing staff, lower head count, and lower share-based compensation.  These expense decreases were partially offset by an increase of $29,000 in regulatory consulting costs related to our annual audit for ISO compliance and an increase of $2,000 in miscellaneous operating costs.

The direct research and development expenses for the three months ended September 30, 2016 and 2015 were, in approximate numbers, as follows:

	Three months ended September 30,
Technology	2016	2015
Wound care & nanoparticle	$6,000	$32,000
OraDisc™	11,000	4,000
Other technologies	---	---
Total	$17,000	$36,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $305,000 for the three months ended September 30, 2016, including $17,000 in share-based compensation, compared to approximately $502,000 for the three months ended September 30, 2015, which included $52,000 in share-based compensation.  The decrease of approximately $197,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $86,000 in directors fees that is composed of a decrease of $33,000 in share-based compensation and a decrease of $53,000 in cash compensation, a decrease of $55,000 in compensation as costs associated with our Interim President and Chief Executive Officer are categorized under international sales management whereas the costs for our prior President and Chief Executive Officer were categorized under compensation, a decrease of $44,000 related to accruals for doubtful accounts receivables, a decrease of $28,000 in shareholder costs related to the timing of the annual meeting of stockholders being held in September 2015, and a decrease of $4,000 in miscellaneous expenses.  These expense decreases were partially offset by, in approximate numbers, an increase of $17,000 in operating costs associated with international sales management and an increase of $3,000 in brand marketing and convention costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $202,000 for the three months ended September 30, 2016 as compared to approximately $120,000 for the three months ended September 30, 2015.  The expense for each period consists primarily of amortization associated with our acquired patents and acquired licensing rights.  The increase of approximately $82,000 is attributable to the acquisition of licensing rights that occurred in December 2015.  There were no additional acquisitions of patents or licensing rights during the three months ended September 30, 2016 and 2015, respectively.

Depreciation

Depreciation expense totaled approximately $33,000 for the three months ended September 30, 2016 as compared to approximately $42,000 for the three months ended September 30, 2015.  The decrease of approximately $9,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $200 for the three months ended September 30, 2016 as compared to approximately zero for the three months ended September 30, 2015.

Interest Expense

Interest expense totaled approximately $33,000 for the three months ended September 30, 2016 as compared to approximately $52,000 for the three months ended September 30, 2015.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The decrease of approximately $19,000 in interest expense is primarily attributable to the decreased principal balance due under the promissory note issued in April 2015 (the “April 2015 Note”) to Inter-Mountain Capital Corp. (“Inter-Mountain”) and accruals for interest expense associated with regulatory fees.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss totaled approximately $300 for the three months ended September 30, 2016 as compared to a foreign currency transaction gain of approximately $1,000 for the three months ended September 30, 2015.  The decrease of approximately $1,300 is related to fluctuations in the Euro exchange rate experienced during 2015 and 2016 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the nine months ended September 30, 2016 and 2015

Total Revenues

Revenues were approximately $379,000 for the nine months ended September 30, 2016, as compared to revenues of approximately $578,000 for the nine months ended September 30, 2015, and were composed of, in approximate amounts, licensing fees of $363,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of $16,000 for Altrazeal®.

The net decrease of $200,000 in revenues is primarily attributable to a decrease of approximately $516,000 in Altrazeal® product sales as territories in Europe and the Middle East have not generated product orders consistent with prior year.  Also effecting the decrease in product sales has been the cancellation of the licensing agreement with Altrazeal AG, our prior distributor for Latin America, Africa, and parts of Asia, as there have not been any new product orders from these territories. The decrease in Altrazeal® product sales was partially offset by the recognition of unamortized licensing fees of approximately $316,000 related to the cancellation of distribution agreements with three distributors; Altrazeal AG, KunWha Pharmaceutical Co., and Jiangxi Aiqilin Pharmaceuticals Group.  The recognition of unamortized licensing fees is based upon the cancellation of the distribution agreements and that there are no further performance obligations that are required by the Company under each distribution agreement.  The Company originally received a licensing payment from Altrazeal AG of $125,000 in September 2013, received a licensing payment from KunWha Pharmaceutical Co. of $50,000 in June 2008, and received licensing payments from Jiangxi Aiqilin Pharmaceuticals Group of $250,000 and $100,000 in June 2010 and September 2011, respectively.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2016 was approximately $2,000 and was composed entirely of costs associated with the sale of Altrazeal®.

Cost of goods sold for the nine months ended September 30, 2015 was approximately $187,000 and was composed of, in approximate numbers, $186,000 from the sale of Altrazeal® and $1,000 from the write-off of obsolete raw materials.

Research and Development

Research and development expenses totaled approximately $391,000 for the nine months ended September 30, 2016, including $6,000 in share-based compensation, compared to approximately $596,000 for the nine months ended September 30, 2015, which included $56,000 in share-based compensation.  The decrease of approximately $205,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $118,000 in direct research costs primarily related to consulting costs and product registration costs, and a decrease of $158,000 in scientific compensation related wage reductions by existing staff, lower head count, and lower share-based compensation.  These expense decreases were partially offset by an increase of $61,000 in regulatory consulting costs and an increase of $10,000 in miscellaneous operating costs.

The direct research and development expenses for the nine months ended September 30, 2016 and 2015 were, in approximate numbers, as follows:

	Nine months ended September 30,
Technology	2016	2015
Wound care & nanoparticle	$52,000	$175,000
OraDisc™	18,000	11,000
Other technologies	---	2,000
Total	$70,000	$188,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,008,000 for the nine months ended September 30, 2016, including $54,000 in share-based compensation, compared to approximately $1,443,000 for the nine months ended September 30, 2015, which included $160,000 in share-based compensation.  The decrease of approximately $435,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $259,000 in directors fees that is composed of a decrease of $157,000 in cash compensation and a decrease of $102,000 in share-based compensation, a decrease of $156,000 in compensation, as costs associated with our Interim President and Chief Executive Officer are categorized under international sales management whereas the costs for our prior President and Chief Executive Officer were categorized under compensation, a decrease of $44,000 in legal costs due to the settlement of a licensing agreement dispute, a decrease of $26,000 in shareholder costs related to the timing of the annual meeting of stockholders being held in September 2015, a decrease of $24,000 related to accruals for doubtful accounts receivables, a decrease of $13,000 in legal fees related to our patents, a decrease of $7,000 in accounting fees, a decrease of $4,000 in property tax accruals, and a decrease of $7,000 in miscellaneous expenses. These expense decreases were partially offset by, in approximate numbers, an increase of $55,000 in operating costs associated with international sales management, an increase of $25,000 in brand marketing and convention costs, and an increase of $25,000 in commission costs relating to a product license as the prior year included a one-time credit adjustment.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $600,000 for the nine months ended September 30, 2016 as compared to approximately $355,000 for the nine months ended September 30, 2015.  The expense for each period consists primarily of amortization associated with our acquired patents and acquired licensing rights.  The increase of approximately $245,000 is attributable to the acquisition of licensing rights that occurred in December 2015.  There were no additional purchases of patents or licensing rights during the nine months ended September 30, 2016 and 2015, respectively.

Depreciation

Depreciation expense totaled approximately $100,000 for the nine months ended September 30, 2016 as compared to approximately $147,000 for the nine months ended September 30, 2015.  The decrease of approximately $47,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $800 for the nine months ended September 30, 2016 as compared to approximately $200 for the nine months ended September 30, 2015.

Interest Expense

Interest expense totaled approximately $124,000 for the nine months ended September 30, 2016 as compared to approximately $128,000 for the nine months ended September 30, 2015.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The decrease of approximately $4,000 in interest expense is primarily attributable to the April 2015 Note with Inter-Mountain.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain totaled approximately $1,000 for the nine months ended September 30, 2016 as compared to a foreign currency transaction loss of approximately $57,000 for the nine months ended September 30, 2015.  The improvement of approximately $58,000 is related to fluctuations in the Euro exchange rate experienced during 2015 and 2016 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Accommodation fee due on promissory note

Accommodation fee due on promissory note was $25,000 for the nine months ended September 30, 2016 as compared to nil for the nine months ended September 30, 2015.  The fee is based on a January 2016 Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Based on our liquidity as of September 30, 2016, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe that it may be possible for us to meet our working capital and capital expenditure requirements through the fourth quarter of 2016.  However, we cannot be sure that our revenues will grow or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable terms, or at all, to continue operations beyond the fourth quarter of 2016.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2016, and, as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2016.  In order to continue to advance our business plan and outstanding obligations after the fourth quarter of 2016, we will need to raise additional capital.  The Company is currently in the process of exploring capital raising opportunities but there is no assurance that these efforts will be successful or on beneficial terms.

Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2016, our cash and cash equivalents were approximately $186,000 which is an increase of approximately $6,000 as compared to our cash and cash equivalents at December 31, 2015 of approximately $180,000.  Our working capital (current assets less current liabilities) was approximately $(1,250,000) at September 30, 2016 as compared to our working capital at December 31, 2015 of approximately $(1,614,000).

Consolidated Cash Flow Data
	Nine months ended September 30,
Net Cash Provided by (Used in)	2016	2015
Operating activities	$(1,359,000)	$(1,040,000)
Investing activities	(2,000)	(1,000)
Financing activities	1,367,000	493,000
Net increase (decrease) in cash and cash equivalents	$6,000	$(548,000)

Operating Activities

For the nine months ended September 30, 2016, net cash used in operating activities was approximately $1,359,000.  The principal components of net cash used for the nine months ended September 30, 2016 were, in approximate numbers, our net loss of $1,869,000, a decrease of $278,000 in deferred revenues due to amortization of revenues, a decrease of $134,000 in accrued liabilities due to repayment of temporary compensation deferrals, and an increase of $50,000 in inventory.  Our net loss for the nine months ended September 30, 2016 included substantial non-cash charges of approximately $878,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of deferred financings costs, interest due on promissory notes settled with Common Stock, consulting services settled in Common Stock, and an accommodation fee due on the promissory note.  The aforementioned net cash used for the nine months ended September 30, 2016 was partially offset by, in approximate numbers, a decrease of $44,000 in accounts receivable due to collection activities, a decrease of $30,000 in prepaid expenses related to insurance, listing fees, and consulting, and an increase of $20,000 in accounts payable due to timing of vendor payments.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $2,000 and relates to the purchase of computer equipment.

Net cash used in investing activities for the nine months ended September 30, 2015 was approximately $1,000 and relates to the purchase of computer equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $1,367,000 and was composed of, in approximate numbers, the net proceeds of $1,732,000 from the March 2016 Offering, the repayment of $343,000 in principle due on the promissory note with Inter-Mountain, and offering costs of $22,000 incurred in 2016 that are associated with the acquisition of licensing rights by the Company in December 2015.

Net cash provided by financing activities for the nine months ended September 30, 2015 was approximately $493,000 and was composed of $482,000 from the debt transaction with Inter-Mountain in April 2015 and an adjustment of $11,000 of offering costs associated with our sale of preferred stock in 2011.

Liquidity

As of September 30, 2016, we had cash and cash equivalents of approximately $186,000.  We expect to use our cash, cash equivalents, and investments on working capital, general corporate purposes, property and equipment, and the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during the remainder of 2016 and beyond, such as the speed and degree of market acceptance, the impact of competition, our ability to establish effective relationships with sub-distributors under agreements Altrazeal Trading agreed to assign to us or that we could contract as a result of the termination of the ELSA with Altrazeal AG, the effectiveness of the sales and marketing efforts of any distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of September 30, 2016, our net working capital (current assets less current liabilities) was approximately $(1,250,000).  Based on our liquidity as of September 30, 2016, the expected level of operating expenses, and the projected sales of our existing products combined with other revenues, we believe that it may be possible to meet our working capital and capital expenditure requirements through the fourth quarter of 2016.  However, we cannot be sure that our revenues will grow or that we will generate significant positive cash flow from operations.  Moreover, we may not be able to raise sufficient additional capital on acceptable terms, or at all, to continue operations beyond the fourth quarter of 2016.  Therefore, we are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2016, and, as a result, there is substantial doubt about our ability to continue as a going concern beyond the fourth quarter of 2016.  In order to continue to advance our business plan and outstanding obligations after the fourth quarter of 2016, we will need to raise additional capital.   The Company is currently in the process of exploring capital raising opportunities but there is no assurance that these efforts will be successful or on beneficial terms.

In order to continue to advance our business plan and outstanding obligations, we will need to raise additional capital in the foreseeable future to fund our operations and to potentially expand our business.  We expect to seek additional funding through public and/or private offerings of debt and equity securities.  We may also seek capital from other sources, including contribution by others to joint ventures, or collaborative arrangements or licensing for the development, testing, manufacturing and marketing of products under development.  As of this Report, we are not party to any commitments with respect to our potential receipt of additional capital.

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
▪
our ability to establish effective relationships with sub-distributors under agreements Altrazeal Trading agreed to assign to us or that we could contract as a result of the termination of the ELSA with Altrazeal AG;

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2016, which is composed of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$178,959	$120,041	$58,918	$	---	$	---
Total contractual cash obligations	$178,959	$120,041	$58,918	$	---	$	---

Capital Expenditures

For the nine months ended September 30, 2016 and 2015, our expenditures for property, equipment, and leasehold improvements were $2,165 and $787, respectively.  At this time, we believe that our capital expenditures for the remainder of 2016 will be approximately $2,000 and consist of office equipment.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. as our banking institution.  At September 30, 2016 and December 31, 2015 our cash and cash equivalents totaled approximately $186,000 and $180,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2016 and at December 31, 2015.  As of September 30, 2016, one customer, being one of our international distributors, exceeded the 5% threshold, with 95%.  At December 31, 2015, one customer, being one of our international distributors, exceeded the 5% threshold with 92%.  Historically, we have relied primarily on a group of affiliated entities for the distributions of our products.  At least one of these entities, Altrazeal AG, is insolvent, and we believe that related distributors may also be insolvent.  The weak financial position of these distributors has historically led to issues collecting accounts receivable. Going forward, we are routinely assessing the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

Concentrations of Foreign Currency Risk

Currently, a portion of our revenues and all of our expenses are denominated in U.S. dollars. We expect an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and are effective.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ULURU Inc.

Date: November 14, 2016	By:	/s/ Helmut Kerschbaumer
Helmut Kerschbaumer
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)