Form 10-K
period 2016-12-31
ULURU Inc.
filed 2017-04-17
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $2,843,000 based on the closing price of the registrant’s common stock as reported on the OTCQB™ marketplace on such date.

As of April 17, 2017, there were 76,349,431 shares of the registrant’s Common Stock, $0.001 par value per share, nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and 1,250 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

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

As previously announced, on February 27, 2017 and as described in greater detail in Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas Partners LLC (“Velocitas”) under which the Company received $6,000,000, in two closings with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the “March 2017 Offering”). As Velocitas and its affiliates control the Board of Directors and executive management team following the second closing, you should not give undue weight to any prospective descriptions described herein, as the new management team may change numerous aspects of the business going forward.

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, “We”, “ULURU” or the “Company”) is a Nevada corporation.

We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals and payers.

Utilizing these two platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing (“Altrazeal®”), based on our Nanoflex® technology, has the potential to change the way health care providers approach wound treatment.   Altrazeal® is indicated for both exuding acute wounds such as partial thickness burns, donor sites, non-healing surgical wounds, and trauma and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the United States Food and Drug Administration (the “FDA”), the European Union (the “EU”) and a number of other international markets.

Our current strategy is to primarily focus on the commercialization of Altrazeal® and to establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products.  We will also evaluate the potential for commercialization of the other products as well as explore strategic collaborations to further develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

We will also continue to execute a series of operational plans launched in 2015 to enhance and streamline our business. We are restructuring our operations to improve efficiency and reduce cost, including production, distribution, and administration costs. We are also undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal®.

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

Utilizing our proprietary Nanoflex® technology, we have developed a Nanoflex® Powder platform. Our Nanoflex® Powder is a novel wound treatment technology used to promote the healing of exuding wounds.  We believe that the scientifically engineered material has qualities not available in other dressings currently available in terms of properties and performance, and can be used in chronic, acute, surgical and traumatic wounds.  It is formulated as a two-polymer blend in a specific ratio.  In the presence of wound exudate, the particles hydrate and irreversibly aggregate to conform to the contours of the wound bed, transforming into a moist, flexible, moisture-permeable film. This film not only provides an optimal moist wound environment which supports cellular function and tissue repair, but it is also of appropriate pore size to prevent intrusion by exogenous bacteria.  After application to the wound bed, Nanoflex® Powder exhibits mechanical properties which are similar to soft tissue.  The stable, non-resorbable film flakes off at the edges as the wound heals, like a scab. It can remain in place for an extended period as compared to other dressings if exudate is present and can be removed without additional trauma, leaving no residue in the wound bed.  Nanoflex® Powder can also serve as a drug delivery matrix for antiseptics, and there is potential for its use as a delivery platform for anti-inflammatory drugs such as corticosteroids, pro-angiogenic agents, and other actives such as growth factors to accelerate wound healing.

Mucoadhesive OraDiscTM Technology

Treatment of oral conditions generally relies upon the use of medications formulated as gels and pastes, which are applied to lesions in the mouth. The duration of effectiveness of these medications is typically short because the applied dose is worn away through the mechanical actions of speaking, eating, and tongue movement, and is washed away by saliva flow. To address these problems, we developed a novel erodible mucoadhesive film product. This technology, known as OraDisc™, comprises a multi-layered film having an adhesive layer, a pre-formed film layer, and a coated backing layer. Depending upon the intended application, a pharmaceutically active compound can be formulated within any of these layers, providing a wide range of potential applications. The disc stays in place eroding over a period of time, so that subsequent removal is unnecessary. The drug delivery rate may be adjusted by altering the rate of erosion of the disc, which is in turn controlled by the composition of the backing layer.

Our adhesive film technology has the potential for multiple applications, including the localized delivery of drug to a mucosal site, use as a transmucosal delivery device for delivering drugs into the systemic circulation, and incorporating the drug in the outer layer for delivery into the oral cavity. The adhesive film will adhere to any wet mucosal surface. Additionally, the adhesive film has been formulated to adhere to the surface of teeth and gums for the delivery of dental health and cosmetic dental actives. Initial drug delivery studies using our adhesive film technology indicate the potential to achieve significantly higher drug exposure and higher blood level concentrations.

OraDisc™ A was initially developed as a drug delivery system to treat canker sores using amlexanox as the active ingredient, which is the same active ingredient that was used in our Aphthasol® paste which was also developed for the treatment of canker sores, but has not been commercialized.

OraDisc™ B was developed for the treatment of oral pain using 15 mg of Benzocaine, the maximum allowable strength that falls under the classification of an OTC monograph product in the United States.

Although we are not currently marketing or selling OraDisc™ A or OraDisc™ B, we intend to explore the viability of commercializing these products in the future through strategic collaborations.

Marketed Products

We are currently focusing our resources and efforts primarily on the marketing of Altrazeal®:

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach the treatment of wounds.  The product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, non-healing surgical wounds, trauma and chronic wounds including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The powder is used to fill and seal the wound to provide an optimal moist wound healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate (“MVTR”) of the material.  Intimate contact at the wound bed supports cellular function and tissue repair. Other characteristics of Altrazeal® that promote healing are oxygen permeability and bacteria impermeability.  Patient comfort is enhanced with the easy application and removal of our wound dressing, where granulating tissue is not harmed during the removal procedure.  In a randomized clinical study, Altrazeal® demonstrated a statistically significant improvement in patient pain and comfort compared to Aquacel®, a market leading product, in the treatment of skin graft donor sites.  Also, in numerous clinical settings, including venous leg ulcers, arterial ulcers and second degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, the ability of Altrazeal® to manage wound exudates extends the wear time between dressing changes, which offers a significant pharmaco-economic benefit.  This feature is considered an extremely important marketing advantage in countries where there are socialized medical programs.

Altrazeal® is a 510(k) exempt product and has been registered with the FDA. It has also been granted registrations in a number of international markets, including a CE Mark Certification which enables us to market in all European Union member states and other countries that recognize the CE Mark.

Since the roll-out of Altrazeal®, numerous positive clinical experiences have been documented. The focus of our commercial activities is to introduce Altrazeal® globally both directly and through our network of distribution partners. Due to the efforts of our current and former distribution partners, Altrazeal® has contractual partners in many of the major international territories.

As part of the Company’s current turn-around plan, we will continue to evaluate all of our distribution relationships to ensure that they meet the criteria for advancing the Company’s current business plan. We are also starting to evaluate potential launch strategies for the U.S. market.

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our intellectual property positions. Consequently, we have already been issued and seek to obtain additional U.S. and foreign patents for products under development and for new discoveries. Patent applications are filed for our inventions and prospective products with the U.S. Patent and Trademark Office and, when appropriate, with authorities in countries that are a part of the Paris Convention’s Patent Cooperation Treaty (“PCT”) (most major countries in Western Europe and the Far East) and with other authorities in major markets not covered by the PCT.  However, due to our previous liquidity situation, certain of our patents and patent applications may have lapsed.

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

Revenues per geographic area, along with relative percentages of total revenues, for the years ended December 31, 2016 and 2015 are described in greater detail in Note 4 of the Company’s Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  In the year 2016, three customers had greater than 10% of total revenues and jointly represented 88% of total revenues.  For the year ended December 31, 2015, two customers had greater than 10% of total revenues and jointly represented 76% of total revenues.

Research and Development, Quality Management, and Regulatory Affairs

During the years ended December 31, 2016 and 2015, we expended approximately $445,000 and $764,000, respectively in research and development, regulatory affairs and quality management activities.  The costs incurred for each of the two years are primarily attributable to maintaining our quality management system and with registration of Altrazeal® in new territories.

Government Regulation

The Company’s businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the U.S., the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S.

The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused on drug and device prices and profits and programs that encourage doctors to write prescriptions for particular drugs, or to recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care generally.

The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product approvals, withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s subsidiaries may deem it advisable to initiate product recalls.

In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Further, the Company relies on global supply and distribution processes that are subject to increasing regulatory requirements that may affect the Company's products and are also subject to lengthy regulatory approvals.

Competition

The industry that we compete in is characterized by intense competition, rapid product development and technological change.  Competition in the industry is generally based upon quality, efficacy, price, accessibility and service.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Systagenix Wound Management Limited, ConvaTec Inc., 3M Company, and Molnlycke Health Care are large, well established medical device or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  We are aware of certain developmental projects for products to treat or prevent certain diseases targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management, which are the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical or superior, advantages.

Wound care products developed from our Nanoflex® technology, including Altrazeal®, will compete with numerous well established products including Aquacel® marketed by ConvaTec Inc., Promongran® marketed by Systagenix Wound Management Limited, Acticoat® and Allevyn® marketed by Smith and Nephew plc, and Mepitel® and Mepliex® marketing by Molnlycke Health Care.

Any products developed from OraDisc™ erodible film technology, for the controlled release of pharmaceutical actives, will compete with numerous alternative drug delivery technologies including fast release film technology, transdermal drug delivery, and other mucoadhesive film technologies.

Even if our products are fully developed and receive the required regulatory approval, of which there can be no assurance, we believe that our products require extensive sales efforts directed both at the medical professional and the consumer and can only compete successfully if marketed by companies with relevant expertise.

Employees

As of December 31, 2016, we had two full-time employees, including one in general and administration and one in manufacturing and quality.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, regulatory affairs, and office administration.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  At times, we may compliment our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

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

On March 31, 2006, a subsidiary of the Company, which had acquired, among other things, the net assets of the Nanoflex® and Mucoadhesive OraDisc™ technologies from Access Pharmaceuticals, Inc., merged with and into ULURU Inc., a Delaware corporation ("ULURU Delaware"), and ULURU Delaware became a wholly-owned subsidiary of the Company.  On March 31, 2006, we changed our name from "Oxford Ventures, Inc." to "ULURU Inc."  On the same date, we moved our executive offices to Addison, Texas.

On June 29, 2011, we effected a 15:1 reverse stock split.

On September 13, 2011, we filed a certificate of designation creating the Series A Preferred Stock, all of which has been redeemed.

On March 23, 2017, we filed a certificate of designation creating 1,250 shares of Series B Preferred Stock in anticipation of the second closing under the Purchase Agreement.  As of the date of this filing, 1,250 shares of Series B Preferred Stock have been issued.

Corporate Information

Our principal executive offices are located at 4452 Beltway Drive, Addison, Texas 75001.  Our telephone number is (214) 905-5145.

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

Historically, we have not generated sufficient cash flows from operations to meet the cash requirements of our operations and other commitments without raising funds through the sale of debt and equity securities.  In their report on our audited financial statements for year ended December 31, 2015, our auditor expressed substantial doubt as to our ability to continue as a going concern because we did not have sufficient cash to fund operations for at least the following year.  A going concern qualification could impair our ability to finance operations through the sale of debt or equity securities.  Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.  If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

A failure to obtain additional capital when and as needed could jeopardize our operations and the cost of capital may be high.

In the event that we need to raise capital in the future, due to our limited revenue and negative working capital, we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.

We have pledged substantially all of our assets as security for indebtedness from Velocitas, and if we default, Velocitas will have all remedies typically available to a secured creditor.

In connection with our issuance of the $500,000 Initial Note to Velocitas, and the issuance of the $500,000 Second Note to Velocitas at the second closing with Velocitas, we have signed a security agreement under which we and our subsidiaries have pledged all of our assets as security for the obligations under the notes and security agreement.  If we default on any such note or the related security agreement, Velocitas will have available to it all remedies typically available to a secured creditor.  This may include auctioning all of our assets and credit bidding at such auction. Any default under our notes to Velocitas would harm, and likely force us to discontinue, our business.

Sales of our products are dependent in part upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sell our key products in many key markets has been licensed to third parties.  This presents certain risks, including the following:

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

If we are unable to establish effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Altrazeal® and other products.

If we are unable to establish the capabilities to sell, market, and distribute Altrazeal® and other products by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will be unable to successfully sell Altrazeal® and other related products.  In that event, we will be unable to generate significant revenues. We may be unable to enter into and maintain any marketing or distribution agreements with third-parties on acceptable terms, if at all. Even if we enter into marketing and distribution agreements with third parties on acceptable terms, such agreements may contain terms that are disadvantageous to us and licensees under such agreements may not expend sufficient resources to effectively market our products.  In addition, parties to such agreements may fail to perform their obligations under such agreements, which may lead to costly and distracting disputes and periods of uncertainty. We may not be successful in commercializing Altrazeal® and other products.

We may be unable to successfully develop, market, or commercialize our products or our product candidates without establishing new relationships and maintaining current relationships.

We do not have the resources to hire a dedicated in-house sales and distribution force for our products.  As a result, our strategy for the development and commercialization of our potential products requires us to enter into various arrangements with corporations, collaborators, licensees and others in order to develop, produce and market our products. Our business depends upon our ability to enter into agreements for the development, production, marketing and sale of our products on reasonable terms, which we may be unable to do.  Even if we enter into such agreements, we are subject to the risk that the counterparty to the agreement will not fulfill their obligations under such agreements. Our ability to successfully commercialize, and market our products and product candidates will be harmed if our existing relationships are terminated, we are unable to enter into new relationships or our partners fail to fulfill their obligations under the agreements.

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

The successful commercialization of, and the interest of potential collaborative partners to invest in the commercialization of our drug or device candidates, may depend substantially upon our completing such processes as necessary to qualify our products for reimbursements and reimbursement prices being at acceptable levels.  Our products are not qualified for reimbursement in many of the markets into which we hope to sell.   To the extent our products our qualified, the amount of such reimbursement in the United States or elsewhere may be too low or may decrease in the future or may be unavailable for any drugs or devices that we are currently marketing or may develop in the future.  Limited reimbursement for the cost of any drugs or devices that we develop will reduce the demand for, or may reduce the price of such drugs or devices, which would hamper our ability to obtain collaborative partners to commercialize our drugs or devices, or to obtain a sufficient financial return on our own manufacture and commercialization of any future drugs or devices.

Intense competition may limit our ability to successfully develop and market commercial products.

The pharmaceutical and medical device industries are intensely competitive and subject to rapid and significant technological and regulatory change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical, device, and chemical companies.

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Smith & Nephew plc, Systagenix Wound Management Limited, ConvaTec Inc., 3M Company, Molnlycke Health Care, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical or superior advantages.  Prescription steroids such as Kenalog in OraBase, developed by Bristol-Myers Squibb, may compete with our Aphthasol® and OraDisc™ A products. OTC products including Orajel (Church & Dwight, Inc.) and Anbesol (Pfizer Consumer Healthcare) also compete in the aphthous ulcer market.

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

The drugs and devices that we are attempting to develop may compete with a number of well-established drugs and devices manufactured and marketed by major companies.  The degree of market acceptance of any drugs or devices developed by us will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of our product candidates, the potential advantage of our product candidates over existing therapies and the reimbursement policies of government and third-party payers, and the effectiveness of our marketing efforts and those of our partners.  Physicians, patients or the medical community in general may not accept or use any drugs or devices that we may develop independently or with our collaborative partners and if they do not, our business could suffer.

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

We are highly dependent upon the efforts of our senior management and scientific team, all of which are employed on an at-will basis.  In November 2015, Kerry P. Gray, our then President and Chief Executive Officer resigned and in February 2017, Helmut Kerschbaumer, our then Interim President and Chief Executive Officer resigned.  Our new Chief Executive Officer, Vaidehi Shah, is not party to an employment agreement and may terminate her employment at any time.  Also, she is involved in other businesses or enterprises.  The loss of services from Ms. Shah or one or more other members of our senior management or scientific team could delay or prevent the achievement of our development or product commercialization objectives, harm marketing and distribution, harm capital raising and otherwise harm out business. We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  There is intense competition among major pharmaceutical and medical device companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities and we may be unsuccessful in attracting and retaining these personnel.

Our Chief Executive Officer is affiliated with Velocitas which may lead to certain risks.

In February 2017, our Board of Directors appointed Vaidehi Shah to serve as Chief Executive Officer.  Ms. Shah also serves as a Director for the Company.  She also serves as a managing member of Velocitas Partners, LLC and as managing director of Velocitas GmbH, an entity wholly owned by Velocitas Partners, LLC.  Velocitas GmbH is an international medical technology licensing and distribution company and was previously involved in the distribution of Altrazeal®.  Concurrent with the second closing, we appointed other representatives of Velocitas Partners, LLC to the Board of Directors and to executive roles within the Company and also acquired from Velocitas all the Altrazeal® related distribution agreements.  The role of Ms. Shah’s and other Velocitas appointees with other business activities may interfere with their decision making as an officer and director of the Company.  In addition, Ms. Shah devotes a portion of her time to other business endeavors. As a result, she may not be effective as she would be if she were working only for the Company.

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

Our current strategy focuses on certain international markets, particularly those in Europe, Middle East, and Latin America, which are experiencing a recession, slow financial growth, or are subject to geopolitical instability.

In recent years, our strategy has been to focus on international markets.  This includes markets in Europe, Latin America, the Middle East, and other parts of the world that remain in, or have slid back into, recession and are harmed by the continuing European sovereign debt crisis or other financial challenges and geopolitical conflicts.  Continuing worldwide economic and geopolitical instability, including challenges faced by the Eurozone and certain of the countries in Europe, Latin America, and the Middle East, may lead to slower than expected revenue growth and collection issues as potential customers, or payors, continue to be harmed by slow economic growth.

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

▪	The Affordable Care Act (or any successor act adopted in the coming years) and other proposals to reform healthcare or reduce government insurance programs.

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

Our product candidates are subject to the risks of failure inherent in the development of pharmaceuticals and medical devices based on new technologies.  Our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues.  We may be unable to successfully commercialize our product candidates because:

▪	some or all of our product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
▪	our product candidates, if safe and effective, may be too difficult to develop into commercially viable products;
▪	limited financial resources for future product development;
▪	it may be difficult to manufacture or market our product candidates on a large scale;
▪	given our limited market presence, we may be unable, directly or indirectly through licensees, to effectively market and distribute our products or establish a strong brand;
▪	proprietary rights of third parties may preclude us from marketing our product candidates; and
▪	third parties may market superior or equivalent products.

The uncertainty associated with preclinical and clinical testing may affect our ability to successfully commercialize new products.

Before we can obtain regulatory approvals for the commercial sale of our potential products, the product candidates may be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. In this regard, for example, adverse side effects can occur during the clinical testing of a new drug on humans which may delay ultimate FDA or other agency approval or even lead us to terminate our efforts to develop the product for commercial use. Companies in the pharmaceutical and medical device industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a product candidate under development could delay or prevent regulatory approval of the product candidate. A delay or failure to receive regulatory approval for any of our product candidates could prevent us from successfully commercializing such candidates, and we could incur substantial additional expenses in our attempts to further develop such candidates and obtain future regulatory approval.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical and medical device inventions and the scope of claims made under such patents are still developing.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.   As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and international patents and international patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  In addition, as a result of liquidity shortages, we have allowed certain patents and patent applications to lapse.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially valuable.

In addition, patents may have been granted to third parties or may be granted covering products or processes that are necessary or useful to the development of our product candidates.  If our product candidates or processes are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such product candidates could be severely restricted or prohibited. In such event, we may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others.  We cannot assure you that we will be able to obtain such licenses on acceptable terms, if at all.  If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, the potential cost of such litigation, regardless of the strength of our legal position, and the potential damages that we could be required to pay could be substantial and harm our ability to continue as a going concern.  If we do not have sufficient working capital, we may not be able to successfully enforce or defend our patent rights.

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

On March 23, 2017, we created Series B Convertible Preferred Stock in connection with the Purchase Agreement with Velocitas.  In addition, in order to cause such shares to convert to common stock, we will need to seek and obtain shareholder approval for an increase in the authorized shares at least sufficient to allow all outstanding rights to acquire common stock to be exercised.

Rights of first offer held, or allegedly held, by shareholder may perpetuate concentration of ownership and lead to issuances of stock at lower prices than would occur absent the existence of such rights.

At the second closing under the Purchase Agreement with Velocitas, the Investor Rights Agreement with Velocitas, the purchasers under the Purchase Agreement, certain affiliates of Bradley J. Sacks and other parties became effective.  The Investor Rights agreement includes a right of first offer, or preemptive right, permitting the parties to such Investor Rights Agreement to acquire a percentage of any securities offered by the Company (subject to certain standard exceptions) reflective of their percentage ownership in the Company.   This right of first offer, if exercised, will permit these existing key affiliates of the Company to maintain their percentage ownership in the Company.  In addition, the existence of this right of first offer may discourage third parties from investing in or negotiating with the Company, as a majority of the securities the third party investors intends to purchase may instead be acquired by the parties to the Investor Rights Agreement.  If third party interest or demand in our securities is limited, the price at which we can sell our securities may be lower than it otherwise would be.

Separate from the right of first offer under the Investors Rights Agreement with Velocitas, representatives of IPMD GmbH (“IPMD”) have alleged that IPMD has a right of first offer based upon a 2012 purchase agreement, to be exercised within 30 days of written notice, to take over all, or part, of any equity-based financing made by the Company.  In addition, IPMD asserts that this same 2012 purchase agreement provides it with an ongoing right to designate two directors.  The Company disputes the scope and other aspects of the right of first offer and disputes the right to designate directors is a continuing right (as opposed to a one-time appointment right).  In light of uncertainty as to who controls IPMD and internal issues at IPMD, we do not expect to be able to resolve the disputes with IPMD in the immediate future.  The rights claimed by IPMD may delay or harm our ability to close future offerings and may lead to disputes with respect to the governance of the Company.  In particular, the scope of the right of first offer as asserted by IPMD may limit the ability of the Company to close any offering on a short term basis.  These alleged rights could also lead to litigation in the future.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock directly in the public market or in private placements under circumstances in which such shares can be resold into the market.  We may issue additional shares of common stock through one or more equity transactions in the future to satisfy our capital and operating needs; however, such transactions will be subject to market conditions and may include sales at a discount from our market prices and require issuance of warrants to purchase common stock.  Sales of equity securities by a company at a discount from market price are often associated with a decrease in the market price of the common stock and will dilute the percentage interest owned by existing stockholders.

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

In addition, our Bylaws include a requirement that shareholders who wish to nominate any candidates for director, or propose any business for a meeting of stockholders, provide our Company with advanced written notice of the nomination or the proposal, accompanied by specified information.    In general, such notice must be delivered not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is advanced more than 30 days prior to such anniversary date or delayed more than 60 days after such anniversary date, then to be timely such notice must be received by the Company no later than the later of 70 days prior to the date of the meeting or the 10th day following the day on which public announcement of the date of the meeting was made.  These requirements are in addition to any requirements set forth in rules adopted by the SEC.   The advanced notice requirement may limit the ability of any shareholder to influence the Company by nominating a director or making a proposal, and the requirement’s existence may result in decreased interest in our capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, we did not own any real property.

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

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our common stock as reported on the OTCQB™ marketplace in each calendar quarter from January 1, 2015 through December 31, 2016.

Year Ended December 31, 2016	High	Low
First Quarter	$0.21	$0.07
Second Quarter	$0.14	$0.07
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.09	$0.03

Year Ended December 31, 2015
First Quarter	$0.90	$0.70
Second Quarter	$0.75	$0.38
Third Quarter	$0.63	$0.27
Fourth Quarter	$0.38	$0.10

Holders of Common Stock

As of April 17, 2017, there were approximately 63 shareholders of record holding our common stock based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our common stock exceeds the number of registered shareholders.  As of April 17, 2017, there were 200,000,000 shares of common stock authorized and 76,349,431 shares of common stock issued and outstanding.

The last sales price of our common stock on April 17, 2017 was $0.05 per share as quoted and traded on the OTCQB™ marketplace.

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

As of December 31, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 691,237 were outstanding at a weighted average exercise price of $1.94 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2016, there were 2,039,317 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	691,237	$1.94	2,039,317

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	691,237	$1.94	2,039,317

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals and payers.

Utilizing these two platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing (“Altrazeal®”), based on our Nanoflex® technology, has the potential to change the way health care providers approach wound treatment.   Altrazeal® is indicated for both exuding acute wounds such as partial thickness burns, donor sites, non-healing surgical wounds, and trauma and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the FDA, the EU, and a number of other international markets.

Our current strategy is to primarily focus on the commercialization of Altrazeal® and to establish a market leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products.  We will also evaluate the potential for commercialization of the other products as well as explore strategic collaborations to further develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

We will also continue to execute a series of operational plans launched in 2015 to enhance and streamline our business. We are restructuring our operations to improve efficiency and reduce cost, including production, distribution, and administration costs. We are also undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal®.

Recent Developments

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas under which the Company received $6,000,000, in two closings with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017.

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).  The Initial Note is convertible into shares of common stock at a conversion price of $0.04 per share, subject to equitable adjustments.  The Initial Note is secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note, and one or more affiliates of Velocitas purchasing Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-common stock purchase price of $0.04 per share.

The Series B Convertible Preferred Stock that was issued in connection with the second closing, (a) votes together with the common stock as a single class (subject to standard protective provisions for the Series B Convertible Preferred Stock), (b) has the same dividend rights as the Common Stock, (c) has a liquidation preference equal to the greater of its purchase price and its as converted-to-common stock value, (d) automatically converts into common stock if the number of authorized shares of common stock is increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to common stock, and (e) is convertible into Common Stock at the discretion of the holder, subject to the availability of authorized shares.

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of common stock (the “Warrant”).  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of common stock (the “Assignment Shares”).

In addition, the Company, Velocitas and certain affiliates signed a Voting Agreement (the “Voting Agreement”) pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement have agreed to vote in favor of a proposal to amend the Company’s articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas and certain affiliates entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides the parties thereto with demand, demand Form S-3 and piggy back registration rights, Rule 144 information rights, and right of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley J. Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

As required by the Purchase Agreement, at the initial closing, the Company appointed Ms. Vaidehi Shah to serve as the Company’s Chief Executive Officer and to also serve as a member of the Company’s Board of Directors.  Concurrent with the initial closing and as a condition of the March 2017 Offering, the Company received resignation notices from Helmut Kerschbaumer, the Company’s Interim President, Chief Executive and Director, and Klaus Kuehne, a member of the Company’s Board of Directors.

As required by the Purchase Agreement, at the second closing, the Company appointed Mr. Anish Shah and Ms. Oksana Tiedt to join the Company and to serve as part of the Company’s executive management team and together with Mr. Arindam Bose to join the Company’s Board of Directors.

Concurrent with the second closing and as a condition of the financing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg will continue to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks will continue to serve as a Director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and common stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Under the Purchase Agreement, at the first closing we received $500,000 in gross proceeds and at the second closing we received $5,500,000 in gross proceeds.  For more information about the March 2017 Offering, such information is available in this Report under “Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

On March 29, 2016, we entered into a Stock Purchase Agreement for the offer and sale of 25,245,442 shares of common stock and warrants to purchase an additional 25,245,442 shares of common stock at a purchase price of $0.0713 per unit consisting of one share and one warrant to purchase common stock, for an aggregate purchase price of $1,800,000.  (the “March 2016 Offering”).  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells common stock or common stock equivalents for one year (subject to standard exceptions).

On September 6, 2015, we entered into a Securities Purchase Agreement with several institutional investors relating to an equity investment of $1,588,225 by the investors for 4,179,539 shares of our common stock, at a per-share purchase price of $0.38 (the “October 2015 Offering”).  The October 2015 Offering resulted in net proceeds to us of approximately $1,257,000, of which approximately $1,050,000 was received in October 2015 and $207,000 was received in November 2015.   We do not expect the remainder of the commitment to close at this point and consider this offering complete.

Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2016, our cash and cash equivalents were $37,000 which is a decrease of approximately $143,000 as compared to our cash and cash equivalents at December 31, 2015 of approximately $180,000.  Our working capital (current assets less current liabilities) was approximately $(1,614,000) at December 31, 2016 as compared to our working capital at December 31, 2015 of approximately $(1,614,000).

Our liquidity as of December 31, 2016 was not sufficient to sustain our operations through the date of this Report.  In order to fund the Company’s operations after December 31, 2016, we issued three short-term promissory notes in January 2017 and February 2017 with purchase prices of $65,000, $30,000, and $25,000, respectively.  On February 27, 2017, each outstanding promissory note was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.  As a result of the capital received at the second closing with respect to the March 2017 Offering, we believe that our liquidity will be sufficient to fund operations beyond 2017.

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2016	2015
Operating activities	$(1,557,000)		$(2,083,000)
Investing activities	2,000		(5,000)
Financing activities	1,412,000		1,718,000
Net increase in cash and cash equivalents	$(143,000)	$	(370,000)

Operating Activities

For the year ended December 31, 2016, net cash used in operating activities was approximately $1,557,000.  The principal components of net cash used for the year ended December 31, 2016 were, in approximate numbers, our net loss of $4,454,000, a decrease of $324,000 in deferred revenues due to amortization of revenues, a decrease of $51,000 in accrued liabilities due to repayment of temporary compensation deferrals, an increase of $28,000 in inventory, and an increase of $12,000 in prepaid expenses related to insurance, listing fees, and consulting.  Our net loss for the year ended December 31, 2016 included substantial non-cash charges of approximately $3,033,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and an impairment charge on intangible assets.  The aforementioned net cash used for the year ended December 31, 2016 was partially offset by, in approximate numbers, an increase of $247,000 in accounts payable due to timing of vendor payments, a decrease of $30,000 in accounts receivable, and an increase of $2,000 in accrued interest.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 was approximately $2,000 and included $4,000 from the sale of equipment which was partially offset by the purchase of computer equipment for $2,000.

Net cash used in investing activities for the year ended December 31, 2015 was approximately $5,000 for the purchase of manufacturing equipment related to Altrazeal®.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was approximately $1,412,000 and was composed of, in approximate numbers, the net proceeds of $1,732,000 from the March 2016 Offering and the net proceeds of $20,000 from the issuance of a promissory note.  These increases in net cash from financing activities were partially offset by the repayment of $318,000 in principle due on the promissory note with Inter-Mountain and offering costs of $22,000 incurred in 2016 that are associated with the acquisition of licensing rights by the Company in December 2015.

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

Liquidity

As of December 31, 2016, we had cash and cash equivalents of approximately $37,000.

We expect to use our cash, cash equivalents, and investments on working capital, for general corporate purposes, on property and equipment, and for the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2017 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of December 31, 2016, our net working capital (current assets less current liabilities) was approximately $(1,614,000).  As a result of the capital received at the second closing with respect to the March 2017 Offering, we believe that our liquidity will be sufficient to fund operations beyond 2017.

In the event that we need to raise capital in the future, due to our limited revenue and negative working capital, we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.  We have no commitments with respect to additional capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management products and the market acceptance of these products;
▪	our ability to establish and maintain collaborative arrangements with business partners for the development and commercialization of certain product opportunities;
▪	scientific progress in our development programs;
▪	the marketing and sales efforts of our distributors and sub-distributors;
▪	the costs involved in filing, prosecuting and enforcing patent claims and our maintenance of patent rights;
▪	competing product developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights);
▪	our general financial situation, including our revenues, liquidity, capitalization and other factors; and
▪	the cost of manufacturing and production scale-up.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2016, which is composed of the principle due under a short term advance and related promissory note (the “December 2016 Note”) we received from Velocitas in anticipation of the Purchase Agreement, a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
December 2016 Note	$20,000	$20,000	$	---	$	---	$	---
Operating leases	$148,949	$120,041		$28,908	$	---	$	---
Total contractual cash obligations	$168,949	$140,041		$28,908	$	---	$	---

Capital Expenditures

For the years ended December 31, 2016 and 2015, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $2,000 and $5,000, respectively.  Such expenditures in 2016 relate primarily to the purchase of computer equipment for our administrative office and expenditures in 2015 relate primarily to the purchase of equipment for the manufacture of Altrazeal®.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2016 and 2015, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2016 and December 31, 2015 our cash and cash equivalents totaled approximately $37,000 and $180,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2016 and at December 31, 2015.  As of December 31, 2016, one customer, being one of our international distributors, exceeded the 5% threshold, with 95%.  One customer, being one of our international distributors, exceeded the 5% threshold at December 31, 2015, with 92%.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

Concentrations of Foreign Currency Risk

Currently, a portion of our revenues and majority of our expenses are denominated in U.S. dollars. We are experiencing an increase in revenues in international territories denominated in a foreign currency.  Certain of our licensing and distribution agreements in international territories are denominated in Euros.  Currently, we do not employ forward contracts or other financial instruments to mitigate foreign currency risk.  As our international operations continue to grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.

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

Comparison of the year ended December 31, 2016 and 2015

Total Revenues

Revenues totaled approximately $443,000 for the year ended December 31, 2016, as compared to revenues of approximately $936,000 for the year ended December 31, 2015, and were comprised of, in approximate numbers, licensing fees of $364,000 from Altrazeal® and OraDisc™ licensing agreements and product sales of approximately $79,000 for Altrazeal®.

The year ended December 31, 2016 revenues represent an overall decrease of approximately $493,000 versus the comparative year ended December 31, 2015.  The decrease in revenues is primarily attributable to a decrease of approximately $637,000 in Altrazeal® product sales as territories in Europe and the Middle East have not generated product orders consistent with prior year for various reasons including distributor concern about our financial stability.  Also effecting the decrease in product sales has been the cancellation of the licensing agreement with Altrazeal AG, our prior distributor for Latin America, Africa, and parts of Asia, as Altrazeal AG filed for insolvency and there have not been any new product orders from these territories. We also had a decrease of approximately $12,000 in royalty fees due to a decrease in international sales of Altrazeal® and the cancellation of licensing agreements with certain international distributors.  These revenue decreases were partially offset by an increase of approximately $156,000 in licensing fees primarily due to the one-time recognition of unamortized licensing fees in 2016 related to the cancellation of distribution agreements with three distributors.  The recognition of unamortized licensing fees is based upon the cancellation of the distribution agreements and that there are no further performance obligations that are required by the Company under each distribution agreement.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $28,000 for the year ended December 31, 2016 and was composed entirely of costs from the sale of our Altrazeal®.

Cost of goods sold totaled approximately $271,000 for the year ended December 31, 2015 and was composed of, in approximate numbers, $270,000 from the sale of our Altrazeal® products and $1,000 from the write-off of obsolete inventory.

Research and Development

Research and development expenses totaled approximately $445,000 for the year ended December 31, 2016, including $8,000 in share-based compensation, as compared to approximately $763,000 for the year ended December 31, 2015, which included $69,000 in share-based compensation.

The decrease of approximately $318,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $158,000 in direct research costs primarily related to consulting costs and product registration costs, and a decrease of $228,000 in scientific compensation related to wage reductions by existing staff, lower head count, and lower share-based compensation.  These expense decreases were partially offset by, in approximate numbers, an increase of $57,000 in regulatory consulting costs and an increase of $11,000 in miscellaneous operating costs.

The direct research and development expenses for the years ended December 31, 2016 and 2015 were, in approximate numbers, as follows:

	Year Ended December 31,
Technology	2016	2015
Wound care & Nanoflex®	$50,000	$212,000
OraDisc™	22,000	15,000
Aphthasol® & other technologies	1,000	4,000
Total	$73,000	$231,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,309,000 for the year ended December 31, 2016, including $12,000 in share-based compensation, as compared to approximately $1,681,000 for the year ended December 31, 2015, which included $84,000 in share-based compensation.

The decrease of approximately $372,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, a decrease of $252,000 in directors fees that is composed of a decrease of $157,000 in cash compensation and a decrease of $95,000 in share-based compensation, a decrease of $140,000 related to accruals for doubtful accounts receivables, a decrease of $108,000 in compensation, as costs associated with our Interim President and Chief Executive Officer are categorized under international sales management whereas the costs for our prior President and Chief Executive Officer were categorized under compensation, a decrease of $15,000 in legal fees related to our patents, a decrease of $14,000 in accounting fees related to audit fees, a decrease of $5,000 in property tax accruals, a decrease of $5,000 in shareholder costs related to the timing of the annual meeting of stockholders being held in September 2015, and a decrease of $7,000 in miscellaneous expenses.  These expense decreases were partially offset by, in approximate numbers, an increase of $113,000 in operating costs associated with international sales management, an increase of $24,000 in brand marketing and convention costs, an increase of $25,000 in commission costs relating to a product license as the prior year included a one-time credit adjustment, and an increase of $12,000 in corporate travel.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $802,000 for the year ended December 31, 2016 as compared to approximately $481,000 for the year ended December 31, 2015.  The expense for each period consists of amortization associated with our acquired patents and acquired licensing rights.  The increase of approximately $321,000 in amortization expense relates to our acquisition of certain licensing rights in December 2015.  There were no purchases of patents or licensing rights during the year ended December 31, 2016.

Depreciation

Depreciation expense totaled approximately $133,000 for the year ended December 31, 2016 as compared to approximately $180,000 for the year ended December 31, 2015.  The decrease of approximately $47,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $800 for the year ended December 31, 2016 as compared to approximately $300 for the year ended December 31, 2015.  The increase of approximately $500 in interest income is attributable to higher bank balances during 2016.

Interest Expense

Interest expense totaled approximately $137,000 for the year ended December 31, 2016 as compared to approximately $179,000 for the year ended December 31, 2015.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our outstanding debt.  The decrease of approximately $42,000 is primarily attributable to the payoff of the promissory note with Inter-Mountain in August 2016.

Foreign Currency Transaction (Loss)

Foreign currency transaction gain totaled approximately $4,000 for the year ended December 31, 2016 as compared to a foreign currency loss of $80,000 for the year ended December 31, 2015.  The improvement of approximately $84,000 is related to fluctuations in the Euro exchange rate experienced during 2015 and 2016 and the pricing of Altrazeal® product sales to our international distributors being denominated in Euros.

Accommodation fee on promissory note

Accommodation fee on promissory note was $25,000 for the year ended December 31, 2016 as compared to nil for the year ended December 31, 2015.  The fee is based on a January 2016 Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan

Gain on Sale of Equipment

Gain on sale of equipment was approximately $4,000 for the year ended December 31, 2016 as compared to nil for the year ended December 31, 2015.

Impairment of Intangible Asset - Patents

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2016.  Upon completion of the evaluation, the fair value of our intangible patent assets exceeded the recorded remaining book value except for the valuation of two patents; “Amlexanox (OraDisc™ A)” and “OraDisc™”.  We recognized an impairment charge of approximately $2,027,000 for the year ended December 31, 2016.  There was no impairment charge for the year ended December 31, 2015.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the ASC Topic 605, Revenue Recognition (“ASC Topic 605”), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  We recognize revenue as products are shipped based on terms when title passes to customers.  We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price.  All product returns must be pre-approved.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2016 and 2015, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

If factors change and we employ different assumptions in the application of ASC Topic 718 and ASC Topic 505 in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.  Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718 and ASC Topic 505.  There is risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future.  Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of employee share-based awards is determined in accordance with ASC Topic 718 and ASC Topic 505 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the reasons described below under “Management’s Annual Report on Internal Control Over Financial Reporting” below.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting are to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management believes that during the year ended December 31, 2016 the Company did not maintain an effective control environment as a result of the lack of segregation of duties.

As a result of the recent changes in our management and other reasons, we have commenced a process of evaluating and modifying our internal controls and procedures during the second quarter of 2017.

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

Name	Age	Position
Vaidehi Shah (1)	40	Chairman, Director, Chief Executive Officer
Anish Shah (2)	50	Director, Chief Operating Officer
Arindam Bose	38	Director
Bradley J. Sacks (3)	49	Director
Oksana Tiedt	41	Director

(1)
On February 27, 2017, Ms. Shah was appointed to serve as the Company’s Chief Executive Officer and to also serve as a member of the Company’s Board of Directors.  On March 31, 2017, Ms. Shah was appointed to serve as the Company’s Chairman of the Board of Directors.

(2)	On March 31, 2017, Mr. Shah was appointed to serve as the Company’s Chief Operating Officer and to also serve as a member of the Company’s Board of Directors.
(3)	On March 31, 2017, Mr. Sacks resigned as Chairman of the Board of Directors but continues to serve as a director.

Certain Biographical Information

The following summarizes the occupation and business experience of our directors and executive officers:

Ms. Vaidehi Shah

Ms. Shah currently has served as the Company’s Chairman of the Board of Directors since March 2017 and as the Company’s Chief Executive Officer and a director since February 2017.  Ms. Shah has over sixteen years of business management and investment experience.  As founder and managing member of Velocitas Partners LLC which was founded in April 2012 and managing director of its 100% owned company, Velocitas GmbH which was founded in January 2013, Ms. Shah developed a global distribution platform for small and medium sized enterprises with innovative medical devices spanning over 50 countries. From September 2016 through March 2017, she served as Managing Partner of TEAMFund LP, an impact investment enterprise that invests in innovative medical technologies that address unmet health needs in the world’s most underserved areas including India and Sub-Saharan Africa.  Ms. Shah continues to serve as an advisor to TEAMFund.  Ms. Shah also acted as Chief Executive Officer of Daotec Payment GmbH from August 2011 through September 2012.  During her three years at the Daotec Group of Companies as business development advisor and Chief Executive Officer, she led its transformation from a telecom services provider into an international, financially regulated payment service institution.

Ms. Shah also serves as a Regional Director of the Harvard Healthcare Alumni Association in Austria. She received her M.B.A. from Harvard Business School and graduated summa cum laude and Phi Beta Kappa from Wellesley College, with a B.A. in Mathematics and Economics.

Ms. Shah is an appointee of Velocitas Partners, LLC pursuant to the terms of a Voting Agreement, dated February 27, 2017 and effective on March 31, 2017, pursuant to which the Company has agreed to nominate and/or appoint four directors designated by Velocitas Partners LLC.

Ms. Shah is the niece of Mr. Anish Shah, a director and Chief Operating Officer of the Company.

Mr. Anish Shah

Mr. Shah has serves as a member of the Company’s Board of Directors and as the Company’s Chief Operating Officer since March 2017. Mr. Anish Shah is a serial entrepreneur, with over twenty-five years of experience in senior management positions in diverse industry sectors.  Mr. Shah has also served as President of Velocitas Partners LLC since November 2013, the owner of Velocitas GmbH, a global distribution platform for medical devices.

Prior to joining Velocitas Partners LLC, Mr. Shah served as the Director of International Expansion at SPPL Group, a generic drugs manufacturer with two manufacturing facilities with over 400 products, from January 2010 to October 2013.  Under his supervision, SPPL Group became an international, financially regulated export institution with a sale network in over twenty countries in Africa and Latin America.  Prior to that, he served in senior management capacities providing support in various functional areas.  Mr. Shah began his career at Bharat Vyas & Associates as an audit assistant from March 1985 to December 1987 and then joined Arthur Anderson, where he worked from May 1988 to December 1990, after receiving his Bachelor of Commerce degree from Mumbai University and participating in the CFA and ICWA programs. He then went on to work as a business development executive at Pet Packaging Pvt. Ltd from January 1991 to December 1992.  He then served as a director at A.D. Aushadh (I) Pvt. Ltd, a company engaged in the trading and manufacture of pharmaceutical formulations, from January 1993 to December 2009.

Mr. Shah is an appointee of Velocitas Partners, LLC pursuant to the terms of a Voting Agreement, dated February 27, 2017 and effective on March 31, 2017, pursuant to which the Company has agreed to nominate and/or appoint four directors designated by Velocitas Partners LLC.

Mr. Shah is the uncle of Ms. Vaidehi Shah, the Company’s Chairman of the Board of Directors and Chief Executive Officer.

Mr. Arindam Bose

Mr. Bose has served as a member of the Company’s Board of Directors since March 2017.  Mr. Bose brings over sixteen years of experience in capital raising, private equity, wealth management and client relationship management.  He is a co-founder and partner of Velocitas Partners LLC, an advisory and asset management firm which invests in innovative medical technologies. Mr. Bose is also the General Manager of Al Etihad Financial Advisors, UAE, an Emirates Securities and Commodities Authority licensed financial advisory firm, where he has worked since January 2013.  Mr. Bose has developed deep networks and relationships in the Middle East & North Africa (“MENA”) region.

From April 2012 to December 2012, Mr. Bose was a Partner at Al Masah Capital Limited; a UAE based Private Equity Fund with over one and a half billion dollars of capital raised and more than eight hundred million dollars under management. Before that, from January 2010 to March 2012, Mr. Bose was a Director in the Global Banking and Markets Group at Royal Bank of Scotland, UK, where he was responsible for originating and managing transactions for its investment banking business. His previous roles have included International Private banking at Coutts & Company, UK (where he worked as a Private Banker from January 2007 to December 2009), The National Investor, Abu Dhabi, UAE from April 2004 to December 2006 and on a joint venture between Government of Dubai & the World Bank Group (where he worked as an Associate – Technology & Security from November 2002 to March 2004).  Mr. Bose is a member of the Board of Directors of AB Holdings; a family owned investment company, and General Stores and Engineering Company Private Ltd, a leader in railway brake systems and pantographs, based out of India. He completed his executive training at Manchester University and received his Bachelors in Engineering from Barkatullah Vishwavidyalaya, (University of Bhopal, Madhya Pradesh) India.

Mr. Bose is an appointee of Velocitas Partners, LLC pursuant to the terms of a Voting Agreement, dated February 27, 2017 and effective on March 31, 2017, pursuant to which the Company has agreed to nominate and/or appoint four directors designated by Velocitas Partners LLC.

Mr. Bradley J. Sacks

Mr. Sacks has served as one of our directors since July 2015 and also served as the Company’s Chairman of the Board of Directors from November 2015 to March 2017.  Mr. Sacks is an investor and advisor, and has been the Managing Member of Centric Capital Ventures LLC, a private investment entity, since 2009. Centric Capital has a 50% ownership position in a company that has licensed the rights to Altrazeal® for distribution in South Africa.  From 2006 until 2009, Mr. Sacks was the Managing Director, Global Head of Technology, Media and Telecom M&A, of Bank of America Securities. During the past five years, Bradley J. Sacks has served on the board of directors of Gondwana International Networks (Pty) Limited (South Africa), Care Fertility Group Limited and numerous companies that are subsidiaries of General Healthcare Group, the largest private services provider in the United Kingdom.

Mr. Sacks is an appointee pursuant to the terms of a Voting Agreement, dated February 27, 2017 and effective on March 31, 2017, pursuant to which the Company has agreed to nominate and/or appoint one director designated by Bradley J. Sacks.

Ms. Oksana Tiedt

Ms. Tiedt has served as a member of the Company’s Board of Directors since March 2017.  Ms. Tiedt has over fifteen years of experience in global private equity, fund of funds and investment banking in diverse industries. She is a co-founder and partner of Velocitas Partners LLC, an advisory and asset management firm that invests in innovative medical technologies.  Ms. Tiedt serves as managing director of Velocitas GmbH, a wholly owned entity of Velocitas Partners LLC , engaged in the business of distribution of innovative medical devices.  She is also a Managing Director of  extra+ GmbH, a loyalty rewards and marketing company based in Austria since January, 2013.

Prior to founding Velocitas Partners LLC in November 2013, Ms. Tiedt was a Principal of Swift Capital’s European Private Equity Fund of Funds portfolio with over one billion Euros of assets under management from March 2008 to June 2012.  Before that, she spent six years at Bain Capital, a global investment firm managing over $65 billion in assets, from September 2001 to January 2008. Based at Bain Capital’s offices in Munich and London, Ms. Tiedt originated and executed leveraged buyout transactions.  During this time, she also served as a Director and Strategic and Financial Advisor for two private companies.  Ms. Tiedt has also worked at Goldman Sachs's mergers and acquisitions group (as a Financial Analyst from September 1999 to August 2001), Nissho Iwai Trading Company (as a Summer Intern from June 1998 to August 1998) and at the National Defense University (as Research Associate from September 1998 to May 1999).  Ms. Tiedt received her MA in International Economics and International Relations with a focus on Japan Studies from the Johns Hopkins University School of Advanced International Studies (SAIS) and completed her BA in Economics and Asian Studies from Willamette University.

Ms. Tiedt is an appointee of Velocitas Partners, LLC pursuant to the terms of a Voting Agreement, dated February 27, 2017 and effective on March 31, 2017, pursuant to which the Company has agreed to nominate and/or appoint four directors designated by Velocitas Partners LLC.

Corporate Governance Practices and Board Independence

The Board has adopted a number of corporate governance documents, including corporate governance guidelines, a code of business conduct and ethics for employees, executive officers and directors (including its principal executive officer and principal financial officer) and a whistleblower policy regarding the treatment of complaints on accounting, internal accounting controls and auditing matters.  All of these documents are available on the Company’s website at www.uluruinc.com under the heading “Investor Relations,” and a copy of any such document may be obtained, without charge, upon written request to ULURU Inc., c/o Investor Relations, 4452 Beltway Drive, Addison, Texas, 75001.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2016 and December 31, 2015, the total compensation earned by or paid to our former Interim Chief Executive Officer, who was our principal executive officer during 2016, and our Chief Financial Officer, who was the only other executive officer of the Company during 2015.  These two persons are referred to in this Report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

Helmut Kerschbaumer (1)	2016	---	---	---	---	---	105,000	105,000
Former Interim President & Chief Executive Officer	2015	---	---	---	---	---	---	---

Terrance K. Wallberg (2)	2016	200,000	---	---	---	---	10,487	210,487
Vice President & Chief Financial Officer	2015	200,000	---	---	---	---	7,870	207,870

(1)
On February 27, 2017, Mr. Kerschbaumer resigned from his duties as the Company’s Interim President and Chief Executive Officer and also from his duties as a member of the Company’s Board of Directors.  During 2016, Mr. Kerschbaumer was party to a consulting agreement providing certain consulting services to the Company and claims to have earned a compensation of $105,000 for such services.  On November 19, 2015, Mr. Kerschbaumer was appointed to serve as the Company’s Interim President and Chief Executive Officer and to continue to serve as a member of the Company’s Board of Directors.  During 2015, Mr. Kerschbaumer was not party to an employment agreement regarding his service as Interim President and Chief Executive Officer and did not earn any compensation for such duties.

(2)
During 2016, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  As part of a plan to conserve the Company’s cash and financial resources during 2016, Mr. Wallberg temporarily deferred $48,333 of salary compensation and was also repaid $53,540 of temporarily deferred compensation from prior years thereby receiving cash compensation of $205,207 for the year.  During 2015, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  As part of a plan to conserve the Company’s cash and financial resources during 2015, Mr. Wallberg temporarily deferred $53,540 of salary compensation thereby receiving cash compensation of $146,460 for the year.

(3)	All Other Compensation includes the following:

Name	Fiscal Year	401(k) Matching Contributions	Life and Disability Insurance	Consulting Agreement	Other	Total
Helmut Kerschbaumer	2016	---	---	$105,000	---	$105,000
Terrance K. Wallberg	2016	$9,431	$696	---	$360	$10,487

Helmut Kerschbaumer	2015	---	---	---	---	---
Terrance K. Wallberg	2015	$5,858	$1,652	---	$360	$7,870

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by the named executive officers at December 31, 2016.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Helmut Kerschbaumer (1)	03/20/13	100,000	---	$0.33	03/20/2023
	09/25/14	75,000	---	$1.15	09/25/2024

Terrance K. Wallberg	02/12/08	5,334	---	$34.65	02/12/2018	---	---
	03/20/13	90,000	---	$0.33	03/20/2023	---	---
	09/25/14	40,000	---	$1.15	09/25/2024	---	---

(1)
The stock option awards to Mr. Kerschbaumer in 2014 and 2013 were granted for his services as a director of the Company, and each expires ten years from the date of grant. Due to Mr. Kerschbaumer’s resignation on February 27, 2017, all stock option awards held by Mr. Kerschbaumer will terminate on May 28, 2017, the ninetieth day after his association with the Company ends.

Employment, Severance and Change in Control Agreements and Plans

Chief Executive Officer

Vaidehi Shah

On February 27, 2017, the Company appointed Ms. Vaidehi Shah to serve as the Company’s Chief Executive Officer and to also serve as a member of the Company’s Board of Directors.

The Purchase Agreement with Velocitas Partners, LLC specified that Ms. Shah’s initial compensation would be $100,000 per year.  Ms. Shah is not party to a written employment agreement with the Company, including without limitation any agreement under which Ms. Shah would be entitled to payment of severance or other compensation in connection with a change of control.  The Board of Directors has not yet made any determination with respect to Ms. Shah’s participation in the Company’s Incentive Bonus Plan and Equity Incentive Plan.

Former Chief Executive Officer

Helmut Kerschbaumer

From November 19, 2015 to February 27, 2017, Mr. Kerschbaumer served as the Company’s interim President and Chief Executive Officer and also served as a director for the Company.  Mr. Kerschbaumer resigned from his duties pursuant to the Purchase Agreement with Velocitas Partners, LLC.

During 2017 and 2016, Helmut Kerschbaumerwas party to a consulting agreement for providing services to the Company in the field of operations, marketing, manufacturing, and business development.  The consulting agreement provided consulting fees of $10,000 per month in exchange for delivery of such services.   Mr. Kerschbaumer claims to have earned compensation of $105,000 during 2016 under the terms of the consulting agreement.  He earned no compensation during 2015. The Company has no contractual obligation to Mr. Kerschbaumer related to severance or payment upon a change of control

During 2016 and 2015, Mr. Kerschbaumer was not granted any awards of restricted stock or stock options under the Company’s Equity Incentive Plan and did not participate in the Company’s Incentive Bonus Plan.

Chief Financial Officer

Terrance K. Wallberg

Mr. Wallberg has served as our Vice President and Chief Financial Officer since March 2006.  The Board of Directors has not altered Mr. Wallberg’s annual base salary for 2017 and, accordingly, it continues at the rate of $200,000 per year.

During 2016, Mr. Wallberg earned salary compensation of $200,000 for his duties as Vice President and Chief Financial Officer.  As part of a plan to conserve the Company’s cash and financial resources during 2016, Mr. Wallberg temporarily deferred $48,333 of salary compensation and was also repaid $53,540 of temporarily deferred compensation from prior years thereby receiving cash compensation of $205,207 for the year.

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

During 2016 and 2015, Mr. Wallberg was not granted any awards of restricted stock or stock options under the Company’s Equity Incentive Plan or any bonus awards under the Company’s Incentive Bonus Plan.

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

The following table describes the potential payments upon termination of employment to our named executive officer and to our former Chief Executive Officer, as of December 31, 2016.

Name	Severance Payment Upon Termination (1)		Deferred Compensation		Vested Paid Time Off Benefits (2)		Total
Helmut Kerschbaumer (3)	$	---	$	---	$	---	$	---
Terrance K. Wallberg (4)		$16,667		$48,333		$27,308		$92,308

(1)	Represents one month salary based on base salary as of December 31, 2016.
(2)	The Company maintains a paid-time-off benefit plan in lieu of vacation/holiday/sick benefits. The Table includes vested and unpaid benefits as of December 31, 2016.
(3)
From November 19, 2015 to February 27, 2017, Mr. Kerschbaumer served as the Company’s interim President and Chief Executive Officer and also served as a director for the Company.  Mr. Kerschbaumer resigned from his duties pursuant to the Purchase Agreement with Velocitas Partners, LLC.  During 2017 and 2016, Mr. Kerschbaumer was party to a consulting agreement regarding certain services and claims to have earned compensation of $30,000 and $105,000, respectively, for such duties.  During 2015, Mr. Kerschbaumer was not party to an employment agreement regarding his service as Interim President and Chief Executive Officer and did not earn any compensation for such duties.  The Company has no contractual obligation to Mr. Kerschbaumer related to severance or payment upon a change of control.

(4)	During the year of 2016, Mr. Wallberg temporarily deferred certain portions of his compensation. As of December 31, 2016, Mr. Wallberg is owed $48,333.

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

As of December 31, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 691,237 were outstanding at a weighted average exercise price of $1.94 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2016, there were 2,039,317 shares that remained available for future grants under our Equity Incentive Plan.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	691,237	$1.94	2,039,317

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	691,237	$1.94	2,039,317

DIRECTOR COMPENSATION

Each director who is not also our employee is eligible to receive stock options under our Equity Incentive Plan when, as and if approved by the Board of Directors. In addition, we reimburse each director, whether an employee or not, the expenses of attending Board and committee meetings.

The Board did not grant any stock option awards to the directors for their services during 2016 and 2015.

Compensation

Other than Helmut Kerschbaumer and Terrance K. Wallberg, whose compensation is disclosed above, the following table sets forth information regarding the compensation we paid to our directors in 2016:

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Robert F. Goldrich (2)	---	---	$	---	---	---	$	---
Klaus Kuehne (3)	---	---	$	---	---	$105,000	$	---
Bradley J. Sacks (4)	---	---	$	---	---	---	$	---

(1)	The Board did not grant any stock option awards to the directors for their services during 2016 and 2015.
(2)	Mr. Goldrich served as a director of the Company from September 25, 2015 to March 31, 2017.
(3)
Mr. Kuehne resigned as a director of the Company on February 27, 2017. Klaus Kuehne, a former director of the Company, was party to a consulting agreement for providing services to the Company in the field of operations, marketing, manufacturing, and business development.  Under such agreement, during the year ended December 31, 2016, we paid or accrued $105,000 to Klaus Kuehne, with such amounts subject to audit and verification.  As of December 31, 2016, Mr. Kuehne asserts that $50,000 of such compensation is outstanding and an aggregate of $105,000 was accrued as compensation during 2016.

(4)	Mr. Sacks was appointed as a director of the Company on July 20, 2015.

.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based solely upon information made available to us, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017, as to (1) each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock; (2) each of our directors; (3) each named executive officer; and (4) all directors and named executive officers of the Company as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o ULURU Inc., 4452 Beltway Drive, Addison, Texas 75001.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.  All shares of common stock subject to options or warrants exercisable, or securities convertible into common stock that are convertible, within 60 days of March 31, 2017 are deemed to be outstanding and beneficially owned by the persons holding those options, warrants or convertible securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Subject to the paragraph above, percentage ownership of outstanding shares is based on 76,349,431 shares of common stock outstanding as of March 31, 2017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class

5% or Greater Stockholders:
Velocitas Affiliate Group (1)(3)	220,430,057	77.8%
Sacks Affiliate Group (2)(3)	30,603,450	34.0%
IPMD GmbH (4)(5)	7,095,241	9.3%

Directors and Named Executive Officers:
Vaidehi Shah, Chairman, Chief Executive Officer (6)	---	---
Anish Shah, Director, Chief Operating Officer (6)	---	---
Arindam Bose, Director (6)	---	---
Bradley J. Sacks (2)(7)	552,960	*
Oksana Tiedt, Director (6)	---	---
Terrance K. Wallberg, Chief Financial Officer, Vice President (8)	1,722,115	2.2%

Directors and Executive Officers as a Group (5 persons) (9)	2,275,075	2.9%

* Less than 1% of the total outstanding common stock.

(1)
The Velocitas Affiliate Group includes Velocitas Partners, LLC and Velocitas I, LLC.  The address for the Velocitas Affiliated Group is 2113 Duck Hunter Point, Florence, South Carolina.  Velocitas Partners, LLC is managed by a three person Board of Managers, and voting, acquisition and disposition decisions require the approval of a majority of the managers.  Velocitas Partners, LLC holds 13,375,000 shares of common stock directly, 57,055,057 shares of common stock issuable on exercise of a warrant, and 25,000,000 shares of common stock issuable on conversion of $1,000,000 in convertible notes.  Velocitas I, LLC holds 1,250 shares of the Company’s Series B Preferred Stock which is convertible into 125,000,000 shares of common stock.

(2)
The address for Michael I. Sacks (“M Sacks”) is 11th Floor, Sandton City Office Towers, Sandhurst, Ext 3, Sandton, 2196, South Africa.  M Sacks is the father of Bradley J. Sacks (“B Sacks”).  As disclosed in the Schedule 13D/A, filed by M Sacks with the Securities and Exchange Commission on March 2, 2017, M Sacks, B Sacks and Centric Capital Ventures LLC (“Centric”) may be deemed to be a “group” within the meaning of Rule 13d-5(b) under the Exchange Act, however, M Sacks disclaims any beneficial ownership in the shares of common stock beneficially owned by B Sacks and Centric. B Sacks and Centric disclaim any beneficial ownership in the shares of common stock beneficially owned by M Sacks.  M Sacks beneficially owns 30,050,490 shares of common stock, which includes warrants to purchase 14,025,245 shares of common stock. Centric directly beneficially owns 552,960 shares of common stock, which includes warrants to purchase 266,480 shares of common stock, and by virtue of his control of Centric as its Managing Member, B Sacks is deemed to beneficially own such 552,960 shares of common stock.

(3)
Pursuant to a Voting Agreement, dated March 31, 2017, the Velocitas Affiliate Group and the Sacks Affiliate Group may be deemed to have formed a “group” within the meaning of Section 13(d)(c) of the Exchange Act.  As such, the “group” could be considered to have shared voting power of 236,741,782 shares of common stock.

(4)
The address for IPMD GmbH is Schreyvogelgasse 3/5, 1010 Wien, Vienna, Austria.  IPMD has represented that voting and investment decisions are made by majority vote of a board or committee consisting of three persons.

(5)
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

(6)	The address for this director or executive officer is 2113 Duck Hunter Point, Florence, South Carolina.
(7)
The address for Centric and B Sacks is 590 Madison Avenue, Floor 18, New York, NY 10022. B Sacks is the Managing Member of Centric and has sole voting and investment power with respect with to the common stock held by Centric.  Includes 266,480 shares of common stock issuable on exercise of warrants and nil shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.

(8)
Includes 761,262 shares of common stock issuable on exercise of warrants and 135,334 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.

(9)
Includes 1,027,742 shares of common stock issuable on exercise of warrants, and 135,334 shares of common stock issuable on exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies for Approval of Related Party Transactions

In 2016, the Audit Committee had the authority and responsibility to review and approve any proposed transactions between the Company (including its subsidiaries) and any person that is an officer, key employee, director or affiliate of the Company or any subsidiary), other than transactions related to the employment and compensation of such persons, which have been subject to review and approval by the Compensation Committee.  As of April, 2017, all related party transactions are approved by the Board of Directors and adequate procedures will be followed to guard against conflicts of interest.

 Certain Relationships and Related Transactions

Set forth below are certain transactions between the Company and related persons that have occurred since January 1, 2016:

Employment Agreements

As of December 31, 2016, we are not party to employment agreements with Helmut Kerschbaumer, our Interim President and Chief Executive Officer and Terrance K. Wallberg, our Vice President and Chief Financial Officer.  Mr. Wallberg is employed by the Company on an “at-will” basis with a base salary and is eligible to participate in Company provided benefit programs, bonus programs, and equity incentive plans to include stock options and stock grants.  Mr. Wallberg continues to be party to agreements that contain non-solicitation, confidentiality and non-competition covenants, and a requirement for the assignment of certain invention and intellectual property rights to the Company.  Mr. Kerschbaumer was employed by the Company on an “at-will” basis under a consulting agreement which was terminated on February 27, 2017.

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

Purchasers in the offering included Michael I. Sacks, the father of Bradley J. Sacks, the Chairman of our Board of Directors (investment amount of $1,000,000), Centric Capital Ventures, LLC, an investment entity controlled by Bradley J. Sacks (investment amount of $19,000), Terrance K. Wallberg, our Vice President and Chief Financial Officer (investment amount of $50,000), and Daniel G. Moro, our former Vice President of Polymer Drug Delivery (investment amount of $10,000).

March 2017 Offering

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velocitas I LLC under which the Company received $6,000,000 in two closings, with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017.  The first closing included the purchase by Velocitas at face value of the $500,000 Initial Note. The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note and the purchase by Velocitas I, LLC of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-common stock purchase price of $0.04 per share.  In addition, Velocitas was issued 13,375,000 shares of Common Stock in exchange for the assignment of certain distribution rights and a warrant exercisable for 57,055,057 shares of Common Stock.  Velocitas also has the right to appoint four persons to our Board of Directors.  Additional information about this transaction is described under “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Recent Developments”.  Each of Vaidehi Shah, Oksana Tiedt, and Smita Shah (the spouse of Anish Shah) are managing members, each of Vaidehi Shah, Oksana Tiedt, Smita Shah and Arindam Bose are members, and Anish Shah is an officer of Velocitas Partners, LLC.  Each of Vaidehi Shah, Oksana Tiedt, Smita Shah, and Arindam Bose are beneficial owners of 10% or more of Velocitas Partners, LLC.  Velocitas Partners, LLC is the manager of the manager of Velocitas I, LLC.

Product Orders

In March 2017, the Company received a product order from Velocitas GmbH for the shipment of Altrazeal 0.75 blisters with a net retail value of approximately $130,000.  Each of Vaidehi Shah and Oksana Tiedt are managing directors of Velocitas GmbH and managing members of Velocitas Partners, LLC that is the beneficial owner of 10% or more of Velocitas GmbH.

Related Party Obligations

Since 2011, our named executive officers have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company’s cash and financial resources.  As of December 31, 2016, the Company owed $48,333 in deferred compensation to Terrance K. Wallberg, our Chief Financial Officer.

During 2016, Helmut Kerschbaumer, our former President, Chief Executive Officer, and Director, and Klaus Kuehne, a former director of the Company, were each a party to consulting agreements for providing services to the Company in the field of operations, marketing, manufacturing, and business development.  The consulting agreements provided for consulting fees of $10,000 per month to each of Messrs. Kerschbaumer and Kuehne in exchange for their services.  During the year ended December 31, 2016, we paid or accrued $105,000 to Helmut Kerschbaumer and $105,000 to Klaus Kuehne, with such amounts subject to audit and verification.  As of December 31, 2016, each of Messrs. Kerschbaumer and Kuehne asserts that $50,000 of such compensation is outstanding.

Board Committees

Prior to April 2017, the Board of Directors had an Audit Committee, a Compensation Committee, and a Nominating and Governance Committees.  Following the closing of the March 2017 Financing, all of our directors are appointees, and affiliates of, Velocitas or Bradley J. Sacks under the Voting Agreement.  None of our directors is independent for Audit Committee purposes, and only Bradley J. Sacks and Arindam Bose would satisfy the general independence requirements of the Nasdaq Stock Market. Although the Company anticipates appointing independent directors in the future, during the rebuilding phase in which the Company finds itself, the Company is not in a position to attract qualified industry and other independent directors. For these and other reasons, the Board of Directors determined in April 2017 to dissolve its committees, revoke its committee charters and have the Board of Directors as a whole perform the functions previously perform by the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees.

The Board of Directors, functioning as the Audit Committee, has the responsibility to engage the independent auditors, review and approve the audit fees, supervise matters relating to audit functions and review and set internal policies and procedure regarding audits, accounting and other financial controls. As noted above, our Board of Directors presently performs the functions of our Audit Committee.  None of the members of the Audit Committee satisfy the independence requirements applicable to audit committees of companies listed on the Nasdaq Stock Market.  The Board has determined that Bradley J. Sacks meets the definition of an "Audit Committee Financial Expert", as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.

During the 2016 fiscal year, the members of the Audit Committee were Bradley J. Sacks and Robert F. Goldrich.  The Audit Committee held a total of four meetings, either in person or by conference call, in 2016.

The Compensation Committee had responsibility for approval of remuneration arrangements for executive officers of the Company, review and approval of compensation plans relating to executive officers and directors, including grants of stock options under the Company's 2006 Equity Incentive Plan (as amended to date, the “Equity Incentive Plan”) and other benefits and general review of the Company's employee compensation policies.  The charter of the Compensation Committee has been revoked, and the functions of the Compensation Committee are now being performed by the Board of Directors.

During the 2016 fiscal year, the members of the Compensation Committee were Robert F. Goldrich, Klaus Kuehne, and Bradley J. Sacks.  The Compensation Committee held one meeting, either in person or by conference call, in 2016.

The Nominating and Governance Committee was responsible for, among other things, considering potential Board members, making recommendations to the full Board as to nominees for election to the Board, assessing the effectiveness of the Board and implementing the Company's corporate governance guidelines.  The charter of the Nominating and Governance Committee has been revoked, and the functions of the Nominating and Governance Committee are now being performed by the Board of Directors.

During the 2016 fiscal year, the members of the Nominating and Governance Committee were Robert F. Goldrich, Helmut Kerschbaumer, and Bradley J. Sacks.  The Nominating and Governance Committee did not hold a formal meeting during 2016 but its members acted by unanimous written consent on one occasion.

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

Based solely on a review of reports furnished to us during the 2016 fiscal year or written representatives from our directors and executive officers, none of our directors, executive officers and 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2016 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves both the audit scope and estimated fees for professional services for each year.  The Audit Committee has authorized the engagement of Montgomery Coscia Greilich LLC, who we refer to as “MCG”, as our independent auditors for the year ending December 31, 2016.  Prior to MCG, Lane Gorman Trubitt LLC was the Company’s independent registered public accounting firm from March 29, 2007 to September 30, 2016.  Prospectively, the Board of Directors as a whole will be functioning as the Audit Committee.

Audit and Non-Audit Fees

The following table summarizes the fees billed by our principal independent auditors for each of our last two fiscal years.  For fiscal 2016, audit fees include an estimate of amounts not yet billed by MCG.  All other services listed in the following table were provided by Lane Gorman Trubitt LLC.

	Years Ended December 31,
Nature of Service	2016		2015
Audit fees (1)		$45,000		$53,588
Audit related fees (2)		$17,665		$22,993
Tax fees (3)	$	---	$	---
All other fees (4)		$7,047		$16,672

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

(3)
Consists of fees and professional services for tax compliance, tax advice, and tax planning.  The Company does not use its principal accountants to provide tax services.  McGuiness and Hodavance, CPA billed $1,500 and $1,500 for tax return preparation for 2016 and 2015, respectively.

(4)
The services provided by our principal accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, internal controls, accounting issues and client conferences.  The Company does not use its principal accountants to provide internal controls consulting.  Saville, Dodgen and Company, PLLC billed $5,000 and $5,000 for internal controls consulting for 2016 and 2015, respectively.

Pre-Approval Policy of Audit and Non-Audit Services

All audit engagement fees and services, and all permissible non-audit engagement fees and services with the independent auditor, must be approved by the Board of Directors acting as the Audit Committee.  The Board of Directors acting as the Audit Committee provides a general pre-approval of certain audit and non-audit services on an annual basis.  The types of services that may be covered by a general pre-approval include other audit services, audit-related services, tax services and permissible non-audit services.  If a type of service is not covered by the general pre-approval, the Board of Directors acting as the Audit Committee must review the service on a specific case-by-case basis and pre-approve it if such service is to be provided by the independent auditor.  For both types of pre-approval, the Board of Directors acting as the Audit Committee will consider whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.  All services of the independent auditor were approved by the Audit Committee in 2016, and no approval was made in reliance on the Company’s pre-approval policy.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm – Montgomery Coscia Greilich, LLP
Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

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

ULURU Inc.

Date: April 17, 2017	By	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
Principal Executive Officer

Date: April 17, 2017	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	/s/ Vaidehi Shah
Vaidehi Shah, Director

Date: April 17, 2017	/s/ Anish Shah
Anish Shah, Director

Date: April 17, 2017	/s/ Arindam Bose
Arindam Bose, Director

Date: April 17, 2017	/s/ Bradley J. Sacks
Bradley J. Sacks, Director

Date: April 17, 2017	/s/ Oksana Tiedt
Oksana Tiedt, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation dated November 5, 2007. (4)
3.2		Amended and Restated Bylaws dated December 5, 2008. (5)
3.3		Certificate of Designation of Series A Preferred Stock. (11)
3.4		Certificate of Designation of Series B Preferred Stock (30)
4.1		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (15)
4.2		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (15)
4.3		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (18)
4.4		Warrant to Purchase Shares of Common Stock dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (21)
4.5		Form of Warrant dated March 30, 2016 by and between ULURU Inc. and the purchasers’ party thereto. (28)
4.6		Common Stock Purchase Warrant dated March 31, 2017 by and between ULURU Inc. and Velocitas Partners, LLC (30)
10.1		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (2)
10.2.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (2)
10.2.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (18)
10.2.3		Second Amendment to Lease Agreement dated March 17, 2015 by and ULURU Delaware Inc. and Addison Park Ltd. (20)
10.3		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (2)
10.4	*	ULURU Inc. 2006 Equity Incentive Plan. (1)
10.4.1	*	First Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated May 8, 2007. (3)
10.4.2	*	Second Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated December 17, 2009. (8)
10.4.3	*	Third Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 10, 2010. (9)
10.4.4	*	Fourth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 14, 2012. (13)
10.4.5	*	Fifth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 13, 2013. (16)
10.4.6	*	Sixth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 5, 2014. (19)
10.5		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (6)
10.6	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (7)
10.7		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (10)
10.8		Securities Purchase Agreement dated March 14, 2013 by and between ULURU Inc. and the purchasers’ party thereto. (15)
10.9.1		Promissory Note dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (21)
10.9.2		Waiver Agreement dated January 11, 2016 by and between ULURU Inc. and Inter-Mountain Capital Corp. (27)
10.10		Securities Purchase Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (21)
10.11		Registration Rights Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (21)
10.12	*	Indemnification Agreement dated July 27, 2015 by and between ULURU Inc. and Bradley J. Sacks. (22)
10.13		Securities Purchase Agreement dated August 31, 2015 and executed on September 6, 2015 by and between ULURU Inc. and the purchasers’ party thereto. (24)
10.14		Registration Rights Agreement dated August 31, 2015 and executed on September 6, 2015 by and between ULURU Inc. and the parties thereto. (23)
10.15	*	Indemnification Agreement dated September 25, 2015 by and between ULURU Inc. and Robert F. Goldrich. (25)
10.16	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Helmut Kerschbaumer. (25)
10.17	*	Indemnification Agreement dated January 17, 2013 by and between ULURU Inc. and Klaus Kuehne. (25)
10.18		License Purchase and Termination Agreement, dated December 24, 2015, by and between ULURU Inc., Altrazeal Trading GmbH, and IPMD GmbH. (26)
10.19		Note, Warrant and Preferred Stock Purchase Agreement, dated February 27, 2017 by and between ULURU Inc. and Velocitas Partners, LLC. (29)
10.20		Secured Convertible Promissory Note, dated February 27, 2017 in favor of Velocitas Partners, LLC. (29)
10.21		Security Agreement, dated February 27, 2017 among ULURU Inc., the subsidiaries of the ULURU Inc. and Velocitas Partners, LLC. (29)
10.22		Voting Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (29)
10.23		Investor Rights Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (29)
10.24		Backstop Agreement, dated February 27, 2017 among ULURU Inc., Bradley J. Sacks and Velocitas Partners, LLC. (29)
10.25	**	Indemnification Agreement dated February 27, 2017 by and between ULURU Inc. and Vaidehi Shah.
10.26	**	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Arindam Bose.
10.27	**	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Anish Shah.
10.28	**	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Oksana Tiedt.
10.29		Secured Convertible Promissory Note, dated March 31, 2017 in favor of Velocitas Partners, LLC (30)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Lane Gorman Trubitt, PLLC, Independent Registered Public Accounting Firm.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company’s Definitive Schedule 14C filed on March 1, 2006.
(2)		Incorporated by reference to the Company’s Form 8-K filed on March 31, 2006.
(3)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on May 30, 2007.
(4)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(5)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(6)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2009.
(7)		Incorporated by reference to the Company’s Form 8-K filed on July 14, 2009.
(8)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on January 28, 2010.
(9)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on July 16, 2010.
(10)		Incorporated by reference to the Company’s Form 10-Q filed on August 16, 2010.
(11)		Incorporated by reference to the Company’s Form 8-K filed on September 14, 2011.
(12)		Incorporated by reference to the Company’s Form 10-K filed on March 30, 2012.
(13)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2012.
(14)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2012.
(15)		Incorporated by reference to the Company’s Form 8-K filed on March 15, 2013.
(16)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 28, 2013.
(17)		Incorporated by reference to the Company’s Form 10-Q filed on November 14, 2013.
(18)		Incorporated by reference to the Company’s Form 10-Q filed on May 15, 2014.
(19)		Incorporated by reference to the Company’s Form S-8 Registration Statement filed on June 16, 2014.
(20)		Incorporated by reference to the Company’s Form 10-K filed on April 1, 2015.
(21)		Incorporated by reference to the Company’s Form 8-K filed on April 17, 2015.
(22)		Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2015.
(23)		Incorporated by reference to the Company’s Form 8-K filed on September 11, 2015.
(24)		Incorporated by reference to the Company’s Form 8-K/A filed on September 25, 2015.
(25)		Incorporated by reference to the Company’s Form 10-Q filed on November 16, 2015.
(26)		Incorporated by reference to the Company’s Form 8-K filed on December 28, 2015.
(27)		Incorporated by reference to the Company’s Form 8-K filed on January 12, 2016.
(28)		Incorporated by reference to the Company’s Form 8-K filed on March 30, 2016.
(29)		Incorporated by reference to the Company’s Form 8-K filed on March 1, 2017.
(30)		Incorporated by reference to the Company’s Form 8-K filed on April 3, 2017.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm - Montgomery Coscia Greilich, LLP	F – 1

Report of Independent Registered Public Accounting Firm - Lane Gorman Trubitt, PLLC	F – 2

Consolidated Balance Sheets as of December 31, 2016 and 2015	F – 3

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015	F – 4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015	F – 5

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F – 6

Notes to Consolidated Financial Statements	F – 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheet of ULURU Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year the ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich, LLP

Plano, Texas
April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheet of ULURU Inc. (a Nevada corporation) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015.  ULURU Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ULURU Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for the year ended December 31, 2015 were prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements for the year ended December 31, 2015, the Company has suffered recurring losses from operations, negative cash flows from operating activities and is dependent upon raising additional funds from strategic transactions, sales of equity, and/or issuance of debt.  The Company’s ability to consummate such transactions is uncertain.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1 of the consolidated financial statements for the year ended December 31, 2015.  The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments to reflect the outcome of this uncertainty.  Our opinion is not modified with respect to this matter

/s/ Lane Gorman Trubitt, PLLC
Lane Gorman Trubitt, PLLC
Dallas, TX

March 30, 2016

ULURU Inc.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$36,615	$180,000
Accounts receivable, net	61,788	89,378
Accounts receivable – related party, net	---	2,805
Inventory	559,600	531,421
Prepaid expenses and deferred charges	135,394	123,201
Total Current Assets	793,397	926,805

Property, Equipment and Leasehold Improvements, net	126,741	257,417

Other Assets
Intangible asset - patents, net	216,781	2,720,541
Intangible asset - licensing rights, net	3,181,087	3,506,235
Deposits	18,069	18,069
Total Other Assets	3,415,937	6,244,845

TOTAL ASSETS	$4,336,075	$7,429,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,026,671	$1,780,197
Accrued liabilities	315,300	402,214
Accrued interest	53	---
Promissory note payable, current portion	20,000	---
Promissory note payable, net of unamortized debt discount and debt issuance costs, current portion	---	315,058
Deferred revenue, current portion	45,764	42,934
Total Current Liabilities	2,407,788	2,540,403

Long Term Liabilities
Deferred revenue, net of current portion	358,462	685,287
Total Long Term Liabilities	358,462	685,287

TOTAL LIABILITIES	2,766,250	3,225,690

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	---	---

Common Stock – $ 0.001 par value; 200,000,000 shares authorized;
62,974,431 and 36,834,933 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	62,974	36,835
Additional paid-in capital	62,220,850	60,426,915
Accumulated (deficit)	(60,713,999)	(56,260,373)
TOTAL STOCKHOLDERS’ EQUITY	1,569,825	4,203,377

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,336,075	$7,429,067

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Revenues
License fees	$363,995	$207,832
Royalty income	---	12,046
Product sales, net	78,570	715,861
Total Revenues	442,565	935,739

Costs and Expenses
Cost of product sold	27,668	271,310
Research and development	445,404	763,547
Selling, general and administrative	1,308,759	1,680,650
Amortization	801,598	481,419
Depreciation	132,841	180,480
Impairment of intangible asset – patent	2,027,310	---
Total Costs and Expenses	4,743,580	3,377,406
Operating (Loss)	(4,301,015)	(2,441,667)

Other Income (Expense)
Interest and miscellaneous income	836	281
Interest expense	(136,851)	(178,914)
Foreign currency transaction gain (loss)	4,279	(79,654)
Gain on sale of equipment	4,125	---
Accommodation fee on promissory note	(25,000)	---
(Loss) Before Income Taxes	(4,453,626)	(2,699,954)

Income taxes	---	---
Net (Loss)	$(4,453,626)	$(2,699,954)

Basic and diluted net (loss) per common share	$(0.08)	$(0.10)

Weighted average number of common shares outstanding	56,680,140	25,899,240

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2016 and 2015
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares Issued	Amount	Capital	(Deficit)	Equity

Balance as of December 31, 2014	24,458,018	$24,458	$56,289,882	$(53,560,419)	$2,753,921

Issuance of common stock in a private placement; net of fund raising costs ($198,423)	3,830,131	3,830	1,253,197	---	1,257,027

Issuance of common stock and warrants for acquisition of licensing rights, net of offering costs ($32,000)	6,536,847	6,537	2,452,217	---	2,458,754

Issuance of common stock for principle and interest due on promissory note	1,648,421	1,648	216,845	---	218,493

Issuance of common stock for exercise of warrant – 361,516 shares for cashless exercise of warrant shares (392,857)principle and interest due on promissory note	361,516	362	(362)	---	---

Issuance of stock warrant in connection with promissory note, net of fund raising costs ($17,493)	---	---	51,643	---	51,643

Offering costs adjustment – Series A preferred stock sale in 2011	---	---	10,509	---	10,509

Share-based compensation of employees	---	---	50,277	---	50,277
Share-based compensation of non-employees	---	---	102,707	---	102,707

Net (loss)	---	---	---	(2,699,954)	(2,699,954)
Balance as of December 31, 2015	36,834,933	$36,835	$60,426,915	$(56,260,373)	$4,203,377

Offering costs associated with issuance of common stock and warrants	---	---	(21,950)	---	(21,950)

Issuance of common stock and warrants in a private placement; net of fund raising costs ($67,663)	25,245,442	25,245	1,707,092	---	1,732,337

Issuance of common stock for principle and interest due on promissory note	694,056	694	53,019	---	53,713

Issuance of common stock for services	200,000	200	35,800	---	36,000

Share-based compensation of employees	---	---	19,974	---	19,974
Share-based compensation of non-employees	---	---	---	---	---

Net (loss)	---	---	---	(4,453,626)	(4,453,626)
Balance as of December 31, 2016	62,974,431	$62,974	$62,220,850	$(60,713,999)	$1,569,825

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
OPERATING ACTIVITIES :
Net (loss)	$(4,453,626)	$(2,699,954)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets	801,598	481,419
Depreciation	132,841	180,480
Share-based compensation for stock and options issued to employees	19,974	50,277
Share-based compensation for options issued to non-employees	---	102,707
Amortization of debt discount on promissory note	32,015	37,120
Amortization of debt issuance costs	22,927	27,073
Common stock issued for interest due on promissory note	---	38,493
Gain on sale of equipment	(4,125)	---
Impairment of intangible asset – patents	2,027,310	---

Change in operating assets and liabilities:
Accounts receivable	30,395	(506,335)
Inventory	(28,179)	(205,764)
Prepaid expenses and deferred charges	(12,193)	14,657
Accounts payable	246,474	438,011
Accrued liabilities	(50,914)	129,013
Accrued interest	2,292	---
Deferred revenue	(323,995)	(169,912)
Total	2,896,420	617,239

Net Cash Used in Operating Activities	(1,557,206)	(2,082,715)

INVESTING ACTIVITIES :
Purchase of property and equipment	(2,165)	(5,787)
Proceeds from sale of equipment	4,125	---
Net Cash Provided by / Used in Investing Activities	1,960	(5,787)

FINANCING ACTIVITIES :
Proceeds from sale of common stock and warrants, net	1,732,337	---
Proceeds from sale of common stock, net	---	1,257,027
Proceeds from issuance of promissory note	20,000	---
Proceeds from issuance of promissory note and warrant, net	---	482,508
Repayment of principle due on promissory note	(318,526)	---
Temporary working capital advance from related party	---	220,000
Repayment of temporary working capital advance from related party	---	(220,000)
Offering costs associated with issuance of common stock and warrants	(21,950)	(32,000)
Offering cost adjustment – preferred stock sale in 2011	---	10,509
Net Cash Provided by Financing Activities	1,411,861	1,718,044

Net (Decrease) in Cash	(143,385)	(370,458)

Cash, beginning of period	180,000	550,458
Cash, end of period	$36,615	$180,000

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$16,099	$5,447

Non-cash investing and financing activities:
Issuance of common stock for principle due on promissory note	$51,474	$180,000
Issuance of common stock for interest due on promissory note	$2,239	---
Issuance of common stock for services	$36,000	---
Application of accounts receivable and accounts payable for the acquisition of licensing rights in 2015	---	$1,021,752
Issuance of common stock for acquisition of licensing rights in 2015	---	$2,490,754

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter “we”, “our”, “us”, “ULURU”, or the “Company”) is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $2,679 and $100,672, respectively.  For the years ended December 31, 2016 and 2015, the accounts written off as uncollectible were $72,644 and $14,347, respectively.

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

Prepaid Expenses and Deferred Charges

As of December 31, 2016 and 2015, prepaid expenses were composed primarily of insurance policy costs.  We amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

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

Debt Issuance Costs

We defer debt issuance costs associated with the issuance of our promissory note payable and amortize those costs over the period of the promissory note obligation using the effective interest method.  In 2016, we did not incur any new debt issuance costs related to our promissory note payable with Velocitas Healthcare.  In 2015, we incurred $50,000 of debt issuance costs related to our promissory note payable with Inter-Mountain Capital Corp.  During 2016 and 2015, we recorded amortization of approximately $23,000 and $27,000, respectively, of debt issuance costs. Unamortized debt issuance costs at December 31, 2016 and 2015 were approximately nil and $23,000, respectively.

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

For the year ended December 31, 2016, we recognized approximately $343,000 in licensing fees due to the one-time recognition of unamortized licensing fees related to the cancellation of distribution agreements with three distributors.  For the year ended December 31, 2015, we recognized approximately $145,000 in licensing fees due to the one-time recognition of unamortized licensing fees related to the cancellation of distribution agreements with one distributor.  The recognition of unamortized licensing fees is based upon the cancellation of each distribution agreements and that there are no further performance obligations that are required by the Company under each distribution agreement.

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

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.  Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development cost, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2016 and 2015.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2016 and 2015, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2016 and December 31, 2015 our cash and cash equivalents totaled approximately $37,000 and $180,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2016 and at December 31, 2015.  As of December 31, 2016, one customer, being one of our international distributors, exceeded the 5% threshold, with 95%.  One customer, being one of our international distributors, exceeded the 5% threshold at December 31, 2015, with 92%. As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

There are no other new accounting pronouncements adopted or enacted during the year ended December 31, 2016 that had, or are expected to have, a material impact on our financial statements.

NOTE 4.	SEGMENT INFORMATION

Our entire business is managed by a single management team, which reports to the Chief Executive Officer.  Our corporate headquarters in the United States collects proceeds from product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our revenues are currently derived primarily from licensees for international activities and our domestic sales activities for our products.

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2016	%	2015	%
Domestic	$20,326	5%	$28,030	3%
International	422,239	95%	907,709	97%
Total	$442,565	100%	$935,739	100%

A significant portion of our revenues are derived from a few major customers.  For the year ended December 31, 2016, three customers had greater than 10% of total revenues, and jointly represented 88% of total revenues.  For the year ended December 31, 2015, two customers had greater than 10% of total revenues, and jointly represented 76% of total revenues.

NOTE 5.	INVENTORY

As of December 31, 2016 and 2015, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the years ended December 31, 2016 and 2015, we wrote off approximately nil and $1,600, respectively, in obsolete inventories.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2016	2015
Raw materials	$35,800	$38,037
Work-in-progress	424,741	485,123
Finished goods	99,059	8,261
Total	$559,600	$531,421

NOTE 6.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2016	2015
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	151,280	153,865
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,281,011	2,283,596
Less: accumulated depreciation and amortization	(2,154,270)	(2,026,179)
Property, equipment and leasehold improvements, net	$126,741	$257,417

Depreciation expense on property, equipment, and leasehold improvements was $132,841 and $180,480 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are composed of patents acquired in October 2005.  Intangible patent assets, net consisted of the following at December 31:

Intangible assets - patents	2016	2015
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,381,847)	(6,905,397)
Less: reserve for impairment	(2,027,310)	---
Intangible assets, net	$216,781	$2,720,541

We performed an evaluation of our intangible patent assets for purposes of determining possible impairment as of December 31, 2016.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset’s fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible patent assets exceeded the recorded remaining book value except for the valuation of two patents; “Amlexanox (OraDisc™ A)” and “OraDisc™”.  We recognized an impairment charge of $2,027,310 for the year ended December 31, 2016.

Amortization expense for intangible patent assets was $476,450 and $475,148 for the years ended December 31, 2016 and 2015, respectively.  The future aggregate amortization expense for intangible patent assets, remaining as of December 31, 2016, is as follows:

Calendar Years	Future Amortization Expense
2017	$37,044
2018	37,044
2019	37,044
2020	37,145
2021	37,044
2022 & Beyond	31,460
Total	$216,781

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

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading includes adjustments for amounts owed by Altrazeal Trading to the Company.  The Company paid the net transfer fee (a) to Altrazeal Trading by means of the issuance of 4,441,606 shares of Common Stock together with warrants to purchase 444,161 shares of Common Stock and (b) to IPMD by means of the issuance of 2,095,241 shares of Common Stock, together with warrants to purchase 209,525 shares of Common Stock.  The warrants have an exercise price of $0.68 per share and a term of one-year and, as a result, have expired.

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

Intangible licensing rights, net consisted of the following at December 31:

Intangible assets - licensing rights	2016	2015
European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.	$3,512,506	$3,512,506
Less: accumulated amortization	(331,419)	(6,271)
Licensing rights, net	$3,181,087	$3,506,235

We performed an evaluation of our intangible licensing rights assets for purposes of determining possible impairment as of December 31, 2016.  Based upon recent market conditions and comparable market transactions for similar licensing rights, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each licensing rights asset fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible licensing rights assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible licensing rights assets exceeded the recorded remaining book value.

Amortization expense for intangible licensing rights assets was $325,148 and $6,271 for the years ended December 31, 2016 and 2015, respectively.  The future aggregate amortization expense for intangible licensing rights assets, remaining as of December 31, 2016, is as follows:

Calendar Years	Future Amortization Expense
2017	$325,148
2018	325,148
2019	325,148
2020	325,148
2021	325,148
2022 & Beyond	1,555,347
Total	$3,181,087

NOTE 8.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

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

In late March 2016, we provided Altrazeal AG with a notice identifying certain breaches in the Exclusive License and Supply Agreement, dated September 30, 2013 with Altrazeal AG (as amended, the “AG Agreement”).  On or about March 24, 2016, we learned that Altrazeal AG had commenced an insolvency proceeding in Switzerland and immediately sent an additional notice of termination referencing the insolvency.  On or about April 18, 2016, we learned that the insolvency petition filed by Altrazeal AG in Switzerland has been accepted by the court and an administrator was appointed.  As a result of the breaches by Altrazeal AG in the AG Agreement, the AG Agreement has been terminated in accordance with its terms.  As a result of the accepted insolvency petition, we believe that our ownership interest in Altrazeal AG is deemed to be worthless and certain net accounts receivables with Altrazeal AG are uncollectible.

ORADISC GmbH

On October 19, 2012, we executed a shareholders’ agreement for the establishment of ORADISC GmbH, through which OraDisc™ erodible film technology products would be developed and marketed.  We were entitled to receive a non-dilutable 25% ownership interest in ORADISC GmbH.

In October 2012, we also executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology. On December 31, 2015 we informed ORADISC GmbH that their right to use the OraDisc™ erodible film technology had expired.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.

As a result of the termination of the License and Supply Agreement, we believe that our ownership interest in ORADISC GmbH is deemed to be worthless.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2016	2015
Accrued compensation/benefits	$274,874	$329,131
Accrued insurance payable	40,422	73,074
Product rebates/returns	4	9
Total accrued liabilities	$315,300	$402,214

NOTE 10.	PROMISSORY NOTE PAYABLE

Debt Financing – December 2016

On December 15, 2016, we issued a Promissory Note (the “December 2016 Note”) to Velocitas Partners, LLC (“Velocitas”) with a purchase price of $20,000.  The December 2016 Note bears interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company’s distributors.  The December 2016 Note is secured by a pledge of certain product inventory and there were no debt issuance costs incurred by the Company.  Subsequent to December 31, 2016, the December 2016 Note was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

Debt Financing – April 2015

On April 15, 2015, we entered into a Securities Purchase Agreement dated April 14, 2015 (the “Inter-Mountain Purchase Agreement”) with Inter-Mountain Capital Corp. (“Inter-Mountain”) related to our issuance of a $550,000 Promissory Note (the “April 2015 Note”).  The purchase price for the April 2015 Note, which reflected a $50,000 original issue discount, was $500,000. The Inter-Mountain Purchase Agreement also included representations and warranties, restrictive covenants and indemnification provisions standard for similar transactions.   On August 11, 2016, the Company remitted the final installment due under the April 2015 Note and brought the balance outstanding to zero.

The April 2015 Note bore interest at the rate of 10.0% per annum, with monthly installment payments of $45,000 commencing on the date that was 120 calendar days after the issuance date of the April 2015 Note. At our option, subject to certain volume, price and other conditions, the monthly installments may have been paid in whole, or in part, in cash or in Common Stock.  If the monthly installments were paid in Common Stock, such shares being issued being based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days was less than $0.05 per share.  At our option, the outstanding principal balance of the April 2015 Note, or a portion thereof, may have been prepaid in cash at 120% of the amount elected to be prepaid.  The April 2015 Note was unsecured and was not subject to conversion at the discretion of Inter-Mountain.

Events of default under the April 2015 Note included failure to make required payments, the entry of a $100,000 judgment not stayed within 30 days, breach of representations or covenants under the transaction documents, various events associated with insolvency or failure to pay debts, delisting of the Common Stock, a restatement of financial statements and a default under certain other agreements.  In the event of default, the interest rate under the April 2015 Note would have increased to 18% and the April 2015 Note becomes callable at a premium.  In addition, Inter-Mountain had all remedies under law and equity.

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

On January 11, 2016, we executed a Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Subsequent installment payments with respect to 2015 and 2016 were all made on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

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

					As of December 31, 2016
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

For the year ended December 31, 2016, we remitted six installment payments in cash totaling $343,526 and have remitted one installment payment by issuing 694,056 shares of Common Stock for principal and interest due under the April 2015 Note.  For the year ended December 31, 2015, we issued 1,648,421 shares of Common Stock for four installment payments of principal and interest due under the April 2015 Note.

The amount of interest cost recognized from our promissory note was $14,079 and $37,110 for the years ended December 31, 2016 and 2015, respectively.  The amount of debt discount amortized from our promissory note was $32,015 and $37,120 for the years ended December 31, 2016 and 2015, respectively.  The amount of debt issuance costs amortized from our promissory note was $22,927 and $27,073 for the years ended December 31, 2016 and 2015, respectively.

NOTE 11.	EQUITY TRANSACTIONS

Common Stock Transactions

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

We also entered into a Registration Rights Agreement with the Investors under which we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement with respect to the resale of the Shares no later than September 26, 2015 and thereafter use all commercially reasonable efforts to cause such registration statement to become effective.  In accordance with our obligations under the Registration Rights Agreement, we filed with the SEC a registration statement that was declared effective on October 9, 2015.  We are required to keep such registration statement effective until the earliest of (i) the date that is six months after the Closing Date under the SPA, (ii) the date when the respective Investor may sell all of the Shares under Rule 144 without volume limitations, or (iii) the date the Investor no longer owns any of the Shares.   Such registration statement has ceased to be effective.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2016, we had 62,974,431 shares of common stock issued and outstanding.  For the year ended December 31, 2016, we issued 26,139,498 shares of Common Stock composed of 25,245,442 shares of Common Stock issued to investors pursuant to the March 2016 offering, 694,056 shares of Common Stock issued for installment payments due under the April 2015 Note with Inter-Mountain, and 200,000 shares issued for consulting services related to investor relations.

Preferred Stock

As of December 31, 2016, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the year ended December 31, 2016, we did not issue any new Series A Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2016 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2014	1,676,401	$1.14

Warrants issued	847,804	0.72
Warrants exercised	(392,857)	0.35
Warrants cancelled	(357,155)	2.85
Balance as of December 31, 2015	1,774,193	$0.77

Warrants issued	25,245,442	$0.09
Warrants exercised	---	---
Warrants cancelled	(840,075)	$0.84
Balance as of December 31, 2016	26,179,560	$0.11

For the year ended December 31, 2016, we issued warrants to purchase up to an aggregate of 25,245,442 shares of our Common Stock at an exercise price of $0.0871 per shares pursuant to the March 2016 Offering.

Of the warrant shares subject to exercise as of December 31, 2016, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
Total	26,179,560

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	2016	2015
Warrants to purchase Common Stock	26,179,560	1,774,193
Stock options to purchase common stock	691,237	1,664,573
Common stock issuable upon the assumed conversion of payments due under our promissory note from April 2015 (1)	---	1,934,718
Total	26,870,797	5,373,484

(1)
As part of the April 2015 Note, at our option, subject to certain volume, price and other conditions, the monthly installments of principle and interest due under the April 2015 Note have been paid in whole, or in part, in cash or in Common Stock.  If the monthly installments were paid in Common Stock, such shares being issued were based on a price that is 80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days.  The percentage declines to 70% if the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days is less than $0.05 per share.  For the purposes of this Table, we have assumed that all outstanding monthly installments of principal and interest were paid in Common Stock based on a price of $0.10 per share (80% of the average of the three lowest volume weighted average prices of the shares of Common Stock during the preceding twenty trading days prior to December 31, 2015), subject to certain ownership limitations.  On August 11, 2016, the Company issued the final installment payment due under the April 2015 Note.

NOTE 14.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan (“Incentive Plan”), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the years ended December 31, 2016 and 2015, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2016	2015
Research and development	$7,614	$69,028
Selling, general and administrative	12,360	83,956
Total share-based compensation expense	$19,974	$152,984

At December 31, 2016, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $13,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately nine months.

The following table summarizes the stock options outstanding and the number of shares of common stock subject to exercise as of December 31, 2016 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2014	1,699,907	$1.73

Granted	---	---
Forfeited/cancelled	(35,334)	1.77
Exercised	---	---
Outstanding as of December 31, 2015	1,664,573	$1.73

Granted	---	---
Forfeited/cancelled	(973,336)	1.58
Exercised	---	---
Outstanding as of December 31, 2016	691,237	$1.94

The following table presents the stock option grants outstanding and exercisable as of December 31, 2016:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
422,500	$0.33	6.2	422,500	$0.33
240,000	1.15	7.7	240,000	1.15
28,737	32.28	1.2	28,737	32.28
691,237	$1.94	6.5	691,237	$1.94

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

For the years ended December 31, 2016 and 2015, we did not grant any restricted stock awards.  At December 31, 2016, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

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

As of December 31, 2016, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 691,237 were outstanding at a weighted average exercise price of $1.94 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of December 31, 2016, there were 2,039,317 shares that remained available for future grants under our Equity Incentive Plan.

NOTE 15.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company’s common stock is not an investment option available to participants in the 401(k) Plan.  We contributed $17,396 and $18,861 to the 401(k) Plan during the years ended December 31, 2016 and 2015, respectively.

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

The fair value of our financial instruments consisted of the following at December 31:

Description	2016	2015
Liabilities:
Promissory note – December 2016	$20,000	---
Promissory note – April 2015 (1)	---	$370,000

(1)	On August 11, 2016, the Company issued the final installment payment due under the April 2015 Note.

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2016, of $21,437,140 were reduced to zero, after considering the valuation allowance of $21,437,140, since there is no assurance of future taxable income.  As of December 31, 2016 we have consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $56,451,877 and $555,177, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,792		8,690
2033	3,187,559		15,882
2034	1,797,031		19,491
2035	2,594,151		21,113
2036	2,510,546		2,624
Total	$56,451,877		$555,177

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

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	2016		2015
Deferred tax assets:
Net operating loss carryforwards		$20,056,077		$19,179,724
Intangible assets		816,389		132,836
Other		575,065		605,231
Total gross deferred tax assets		21,447,531		19,917,791

Deferred tax liabilities:
Property and equipment		10,391		12,541
Total gross deferred tax liabilities		10,391		12,541

Net total of deferred assets and liabilities		21,437,140		19,905,250
Valuation allowance		(21,437,140)		(19,905,250)
Net deferred tax assets	$	---	$	---

The valuation allowance increased by $1,531,890 and $915,874 in 2016 and 2015, respectively.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2016		2015
Expected income tax (benefit) at federal statutory tax rate -35%	$	(1,558,549)	$	(961,543)

Permanent differences		7,739		53,653
Research tax credits		(2,624)		(21,113)
Amortization of deferred start up costs		---		---
Valuation allowance		1,553,434		929,003
Income tax expense	$	---	$	---

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

Federal income tax returns for fiscal years 2013 through 2016 remain open and subject to examination by the Internal Revenue Service.  We file and remit state income taxes in various states where we have determined it is required to file state income taxes.  Our filings with those states remain open for audit for the fiscal years 2013 through 2016.

We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.  Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of ASC 740, we did not have any accrued interest or penalties associated with any unrecognized tax benefits nor were any interest expense recognized during the period.  The liability for unrecognized tax benefits is zero at December 31, 2016 and 2015.

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

The future minimum lease payments under the 2013 office lease and the 2015 equipment lease are as follows as of December 31, 2016:

Calendar Years	Future Lease Expense
2017	$120,041
2018	28,908
2019	---
2020	---
Total	$148,949

Rent expense for our operating leases amounted to $130,098 and $121,623 for the years ended December 31, 2016 and 2015, respectively.

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

Related Party Transactions and Concentration

On January 17, 2013, the Board of Directors of the Company appointed Helmut Kerschbaumer and Klaus Kuehne to each serve as a director of the Company.  In November 2015, Helmut Kerschbaumer was appointed to serve as the interim President and Chief Executive Officer of the Company.

During 2015, Mr. Kerschbaumer served as a director of Altrazeal Trading GmbH, Altrazeal AG, and Melmed Holding AG (collectively, the “Altrazeal Distributors”) and Mr. Kuehne served as a director of Altrazeal AG.  In such capacities, Mr. Kerschbaumer may have been considered, either singularly or collectively, to have had control of, and make investment and business decisions on behalf of, the Altrazeal Distributors and Mr. Kuehne may have been considered, either singularly of collectively, to have had control of, and make investment and business decisions on behalf of, Altrazeal AG.

As a result of the Altrazeal Termination Agreement in December 2015, Altrazeal Trading GmbH and Melmed Holding AG ceased to be product distributors for the Company.  As a result of the breaches in March and April 2016 by Altrazeal AG in the AG Agreement, we believe that the AG Agreement has been cancelled and Altrazeal AG has ceased to be a product distributor for the Company.

Each of Mr. Kerschbaumer and Mr. Kuehne were managing directors of ORADISC GmbH and in such capacities may be considered, either singularly or collectively, to had control of, and made investment and business decisions on behalf of the ORADISC GmbH.  In April 2016, Mr. Kerschbaumer and Mr. Kuehne each resigned as a managing director of ORADISC GmbH.

In October 2012, we also executed a License and Supply Agreement with ORADISC GmbH for the marketing of applications of our OraDisc™ erodible film technology. On December 31, 2015 we informed ORADISC GmbH that their right to use the OraDisc™ erodible film technology had expired.  In March 2016, we also provided ORADISC GmbH with a notice identifying certain breaches in the License and Supply Agreement with ORADISC GmbH.  As a result of the breaches by ORADISC GmbH in the License and Supply Agreement, the License and Supply Agreement has been terminated in accordance with its terms and ORADISC GmbH has ceased to be a product distributor for the Company.

For the years ended December 31, 2016 and 2015, the Company recorded revenues, in approximate numbers, of nil and $795,000, respectively, with the various Altrazeal Distributors, which represented 0% and 85% of our total revenues.  As of December 31, 2016 and 2015, Altrazeal Distributors had an outstanding net accounts receivable, in approximate numbers, of nil and $3,000, respectively, which represented 0% and 3% of our net outstanding accounts receivables.

License Purchase and Termination Agreement

Refer to a description in greater detail of the License Purchase and Termination Agreement in Note 7. Intangible Assets – Licensing Rights.

Temporary Advances

Mr. Kerschbaumer is an officer and an indirect shareholder of IPMD and Mr. Kuehne is an indirect shareholder of IPMD and may each be considered, either singularly or collectively, to have control of, and make investment and business decisions on behalf of IPMD.  The Company received temporary working capital advances from IPMD of $180,000 in July 2015 and $40,000 in September 2015.  The Company repaid $220,000 to IPMD in October 2015.  The Company did not receive any working capital advances from IPMD in 2016.

The Company received temporary working capital advances from Mr. Gray of $18,000 in April 2015, $30,000 in June 2015, and $10,300 in August 2015.  The Company repaid $18,000 and $3,000 to Mr. Gray in April 2015 and September 2015, respectively.  The Company did not receive any working capital advances from Mr. Gray in 2016.

The Company received temporary working capital advances from Terrance K. Wallberg, the Company’s Vice President and Chief Financial Officer, of $10,000 in April 2015 and $3,000 in September 2015.  The Company repaid $10,000 and $3,000 to Mr. Wallberg in April 2015 and September 2015, respectively.  The Company did not receive any working capital advances from Mr. Wallberg in 2016.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company’s cash and financial resources.

As of December 31, 2016, the following table summarizes the amounts recognized in the Company’s financial statements related to obligations for compensation temporarily deferred by our employees.

Name	2016		2015	2014 – 2011	Total
Kerry P. Gray (1) (2) (3) (4)	$	---	$275,153	$150,000	$425,153
Terrance K. Wallberg		(5,207)	53,540	---	48,333
Other employees		(54,871)	54,871	---	---
Total		$(60,078)	$383,564	$150,000	$473,486

(1)	On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.
(2)	The Company is asserting in a dispute with Mr. Gray that amounts recorded as being owed to Mr. Gray are not in fact owed to Mr. Gray or are offset by amounts Mr. Gray owes to the Company.
(3)
During 2015, Mr. Gray temporarily deferred compensation of $275,153 which consisted of $51,770 earned as salary compensation for his duties as President of the Company, $186,083 for his duties as Chairman of the Executive Committee of the Company’s Board of Directors, and $37,300 as a temporary advance of working capital.

(4)
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

As of December 31, 2016, the Company has recognized an obligation for temporarily deferred compensation of $473,486 of which $199,903 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.  As of December 31, 2015, the Company has recognized an obligation for temporarily deferred compensation of $533,564 of which $259,981 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2016, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.

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

Prescription Drug User Fee Obligation

The Company was assessed prescription drug user fees (“PDUFA”) of approximately $535,000 by the United States Department of Health and Human Services (the "DHHS")  for the sale and manufacture of Aphthasol® from 2009 to 2012.  The Company had contested the assessments as believed such fees should be waived because the Company should qualify for abatement of the PDUFA fees.  However, the Company's challenge has been denied by the DHHS.  As of December 31, 2016, the Company has accrued potential penalties and interest of approximately $492,000 related to the unpaid PDUFA fees.  The PDUFA fees remain unpaid as of this Report.  Since the Company has not yet reached a settlement with the DHHS, it is possible that the Company may be subject to additional collection costs.

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

NOTE 20.	SUBSEQUENT EVENTS

On January 18, 2017 and on February 16, 2017, we issued promissory notes to Velocitas Partners, LLC (“Velocitas”) with a purchase price of $65,000 and $30,000, respectively.  Each promissory note bears interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company’s distributors.  Each promissory note is secured by a pledge of certain product inventory and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each outstanding promissory note to Velocitas was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood Investors, Inc. (“Kirkwood”) with a purchase price of $25,000.  The promissory note bears interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by Uluru, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note is secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

On February 27, 2017, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas Partners, LLC and an affiliated entity (“Velocitas") under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the “March 2017 Offering”).

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).  The Initial Note is convertible into shares of common stock at a conversion price of $0.04 per share, subject to equitable adjustments.  The Initial Note is secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note, and one or more affiliates of Velocitas purchasing Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-common stock purchase price of $0.04 per share.

The Series B Convertible Preferred Stock that was issued in connection with the second closing, (a) votes together with the common stock as a single class (subject to standard protective provisions for the Series B Convertible Preferred Stock), (b) has the same dividend rights as the Common Stock, (c) has a liquidation preference equal to the greater of its purchase price and its as converted-to-common stock value, (d) automatically converts into common stock if the number of authorized shares of common stock is increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to common stock, and (e) may is convertible into Common Stock at the discretion of the holder, subject to the availability of authorized shares.

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of common stock (the “Warrant”).  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of common stock (the “Assignment Shares”).

If the gross proceeds from the Equity Offering were less than $4,000,000 (with such deficit being referred to as the “Proceeds Gap”), the Company would have been obligated to seek capital, in an amount at least equal to the Proceeds Gap, from third parties in a private placement over the 180 days following the second closing.  Velocitas negotiated with the Company to establish the $0.04 per share price for the shares of Common Stock underlying the Series B Convertible Preferred Stock.  After this price negotiation was completed, Bradley J. Sacks, Chairman of the Board of Directors, was requested to provide a backstop for the Equity Offering to ensure that the Company raised sufficient capital to effect its current business plan.  If the Company was unable to raise additional capital at least equal to the Proceeds Gap from third parties, pursuant to a Backstop Agreement, Mr. Sacks agreed that he or his affiliates would purchase a number of shares of common stock, at a price of $0.04 per share (equal to the price being paid by Velocitas for the shares underlying the Series B Convertible Preferred Stock), with a purchase price equal to the Proceeds Gap. As a result of the issuance of $5,000,000 of Series B Convertible Preferred Stock at the second closing, the conditions under the Backstop Agreement where Mr. Sacks would have been obligated to purchase up to $2,000,000 in common stock were not satisfied and any purchase obligations thereunder have expired and are now terminated.

In addition, the Company, Velocitas and certain affiliates signed a Voting Agreement (the “Voting Agreement”) pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement have agreed to vote in favor of a proposal to amend the Company’s articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas and certain affiliates entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides the parties thereto with demand, demand Form S-3 and piggy back registration rights, Rule 144 information rights, and right of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.   Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

As required by the Purchase Agreement, at the initial closing, the Company appointed Ms. Vaidehi Shah to serve as the Company’s Chief Executive Officer and to also serve as a member of the Company’s Board of Directors.  Concurrent with the initial closing and as a condition of the March 2017 Offering, the Company received resignation notices from Helmut Kerschbaumer, the Company’s Interim President, Chief Executive and Director, and Klaus Kuehne, a member of the Company’s Board of Directors.

As required by the Purchase Agreement, at the second closing, the Company appointed Mr. Anish Shah and Ms. Oksana Tiedt to join the Company and to serve as part of the Company’s executive management team and together with Mr. Arindam Bose to join the Company’s Board of Directors.

Concurrent with the second closing and as a condition of the Financing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg will continue to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks will continue to serve as a Director of the Company.