Form 10-Q
period 2017-03-31
ULURU Inc.
filed 2017-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2017

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
    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of May 15, 2017, there were 76,349,431 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and 1,250 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,634,481	$36,615
Accounts receivable, net	2,941	61,788
Accounts receivable – related party, net	129,701	---
Inventory	526,308	559,600
Prepaid expenses and deferred charges	71,667	135,394
Total Current Assets	6,365,098	793,397

Property, Equipment and Leasehold Improvements, net	94,025	126,741

Other Assets
Intangible asset - patents, net	207,647	216,781
Intangible asset - licensing rights, net	3,970,289	3,181,087
Deposits	18,069	18,069
Total Other Assets	4,196,005	3,415,937

TOTAL ASSETS	$10,655,128	$4,336,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,038,453	$2,026,671
Accrued liabilities	366,616	315,300
Accrued interest	5,479	53
Promissory note payable, current portion	---	20,000
Deferred revenue, current portion	5,764	45,764
Total Current Liabilities	2,416,312	2,407,788

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	302,166	---
Deferred revenue, net of current portion	357,040	358,462
Total Long Term Liabilities	659,206	358,462

TOTAL LIABILITIES	3,075,518	2,766,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	---	---
Preferred Stock Series B, 1,250 shares designated; 1,250 and nil shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	---

Common Stock - $0.001 par value; 200,000,000 shares authorized;
76,349,431 and 62,974,431 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	76,349	62,974
Additional paid-in capital	68,679,999	62,220,850
Accumulated (deficit)	(61,176,739)	(60,713,999)
TOTAL STOCKHOLDERS’ EQUITY	7,579,610	1,569,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,655,128	$4,336,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
License fees	$1,422	$101,276
Product sales, net	215,695	7,516
Total Revenues	217,117	108,792

Costs and Expenses
Cost of goods sold	81,934	924
Research and development	60,129	136,159
Selling, general and administrative	394,606	318,801
Amortization of intangible assets	89,307	198,636
Depreciation	32,716	33,165
Total Costs and Expenses	658,692	687,685
Operating (Loss)	(441,575)	(578,893)

Other Income (Expense)
Interest and miscellaneous income	2	22
Interest expense	(21,277)	(46,758)
Foreign currency transaction gain	110	4,286
Accommodation fee due on promissory note	---	(25,000)
(Loss) Before Income Taxes	(462,740)	(646,343)

Income taxes	---	---
Net (Loss)	$(462,740)	$(646,343)

Basic and diluted net (loss) per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	63,123,042	37,658,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES :
Net loss	$(462,740)	$(646,343)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets	89,307	198,636
Depreciation	32,716	33,165
Share-based compensation for stock and options issued to employees	4,324	11,854
Share-based compensation for options issued to non-employees	---	16,013
Amortization of debt discount on promissory note	---	13,015
Amortization of deferred financing costs	---	9,368

Change in operating assets and liabilities:
Accounts receivable	(70,854)	262
Inventory	33,292	(5,943)
Prepaid expenses and deferred charges	63,727	16,091
Accounts payable	11,782	143,948
Accrued liabilities	51,316	57,414
Accrued interest	5,426	2,239
Deferred revenue	(41,422)	(101,276)
Total	179,614	394,786

Net Cash Used in Operating Activities	(283,126)	(251,557)

INVESTING ACTIVITIES :
Net Cash Used in Investing Activities	---	---

FINANCING ACTIVITIES :
Proceeds from issuance of convertible notes and warrant, net	983,466	---
Proceeds from sale of preferred stock, net	4,917,526	---
Proceeds from sale of common stock and warrants, net	---	1,398,426
Offering costs associated with acquisition of licensing rights in 2015	---	(14,178)
Additional principle due on promissory note due to accommodation fee	---	25,000
Proceeds from issuance of promissory notes	120,000	---
Repayment of principle due on promissory notes	(140,000)	(135,000)
Net Cash Provided by Financing Activities	5,880,992	1,274,248

Net Increase in Cash	5,597,866	1,022,691

Cash, beginning of period	36,615	180,000
Cash, end of period	$5,634,481	$1,202,691

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,420	$7,577

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights	$869,375	---
Issuance of common stock for principle due on promissory note	---	$45,000
Issuance of common stock for interest due on promissory note	---	$2,239
Issuance of common stock for services	---	$36,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and the results of its operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 have been made.

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 17, 2017, including the risk factors set forth therein.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 17, 2017.

NOTE 3.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting pronouncements adopted or enacted during the periods presented that had, or are expected to have, a material impact on our financial statements.

NOTE 4.	SEGMENT INFORMATION

Our entire business is managed by a single management team, which reports to the Chief Executive Officer.  Our corporate headquarters in the United States collects proceeds from product sales, licensing fees, royalties, and sponsored research revenues from our arrangements with external customers and licensees.  Our revenues are currently derived primarily from distribution partners for international activities and our domestic sales activities for our products.

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2017	%	2016	%
Domestic	$2,537	1%	$7,516	7%
International	214,580	99%	101,276	93%
Total	$217,117	100%	$108,792	100%

A significant portion of our revenues are derived from a few major customers.  For the three months ended March 31, 2017, one customer had greater than 10% of total revenues and represented 99% of total revenues.  For the three months ended March 31, 2016, one customer had greater than 10% of total revenues and represented 87% of total revenues.

NOTE 5.	INVENTORY

As of March 31, 2017, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at March 31, 2017 and December 31, 2016:

Inventory	March 31, 2017	December 31, 2016
Raw materials	$35,059	$35,800
Work-in-progress	384,084	424,741
Finished goods	107,165	99,059
Total	$526,308	$559,600

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2017 and December 31, 2016:

Property, equipment and leasehold improvements	March 31, 2017	December 31, 2016
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	151,280	151,280
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,281,011	2,281,011
Less: accumulated depreciation and amortization	(2,186,986)	(2,154,270)
Property, equipment and leasehold improvements, net	$94,025	$126,741

Depreciation expense on property, equipment and leasehold improvements was $32,716 and $33,165 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2017 and December 31, 2016:

Intangible assets – patents	March 31, 2017	December 31, 2016
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,390,981)	(7,381,847)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets - patents, net	$207,647	$216,781

Amortization expense for intangible patents assets was $9,134 and $118,463 for the three months ended March 31, 2017 and 2016, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of March 31, 2017, is as follows:

Calendar Years	Future Amortization Expense
2017 (Nine months)	$27,910
2018	37,044
2019	37,044
2020	37,145
2021	37,044
2022 & Beyond	31,460
Total	$207,647

Licensing rights

Acquisition of Licensing Rights – 2017

On February 27, 2017, we entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas Partners, LLC (“Velocitas") and Velocitas I LLC (“Velo LLC”), an entity controlled by Velocitas, with respect to an aggregate financing of up to $6,000,000.

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).
The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note, and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share. Also occurring at the second closing was the issuance of a warrant to Velocitas for the purchase of up to 57,055,057 shares of Common Stock (the “Warrant”).  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise.

The Initial Note and the Second Note are convertible into shares of Common Stock at a conversion price of $0.04 per share, subject to equitable adjustments, with mandatory conversion of all unpaid principal and interest required on the second anniversary of each Note.  The Initial Note and the Second Note are secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of Altrazeal distributor agreement from Velocitas at $869,375 based on the closing price of the Company’s Common Stock on March 31, 2017.

Licensing rights, net consisted of the following at March 31, 2017 and December 31, 2016:

Intangible assets - licensing rights	March 31, 2017	December 31, 2016
Intangible assets – licensing rights, gross	$4,381,881	$3,512,506
Less: accumulated amortization	(411,592)	(331,419)
Intangible assets - licensing rights, net	$3,970,289	$3,181,087

Amortization expense for intangible licensing rights assets was $80,173 and $80,173 for the three months ended March 31, 2017 and 2016, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of March 31, 2017, is as follows:

Calendar Years	Future Amortization Expense
2017 (Nine months)	$313,653
2018	416,303
2019	416,303
2020	416,303
2021	416,303
2022 & Beyond	1,991,424
Total	$3,970,289

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2017 and December 31, 2016:

Accrued Liabilities	March 31, 2017	December 31, 2016
Accrued compensation/benefits	$310,027	$274,874
Accrued insurance payable	23,485	40,422
Accrued property taxes	1,350	---
Accrued royalties	31,754	---
Product rebates/returns	---	4
Total accrued liabilities	$366,616	$315,300

NOTE 9.	PROMISSORY NOTES PAYABLE

On December 15, 2016, January 18, 2017, and February 16, 2017, we issued Promissory Notes to Velocitas with purchase prices of $20,000, $65,000, and $30,000, respectively.  Each of the Promissory Notes bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company’s distributors.  Each of the Promissory Notes was secured by a pledge of certain product inventory and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each of the Promissory Notes was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood Investors, Inc. (“Kirkwood”) with a purchase price of $25,000.  The promissory note bears interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by Uluru, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note is secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  The Company’s Vice President and Chief Financial Officer, Terrance K. Wallberg, is President and sole shareholder of Kirkwood.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

NOTE 10.	CONVERTIBLE DEBT

Debt Financing – February and March 2017

On February 27, 2017, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the “March 2017 Offering”).

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).
The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note, and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.

The Initial Note and the Second Note are convertible into shares of Common Stock at a conversion price of $0.04 per share, subject to equitable adjustments, with mandatory conversion of all unpaid principal and interest required on the second anniversary of each Note.  The Initial Note and the Second Note are secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

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

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of Common Stock (the “Warrant”).  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates signed a Voting Agreement (the “Voting Agreement”) pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement have agreed to vote in favor of a proposal to amend the Company’s articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides the parties thereto with demand Form S-3 and piggy back registration rights, Rule 144 information rights, and right of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Concurrent with the second closing and as a condition of the Financing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg continues to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks continues to serve as a Director of the Company.

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

Information relating to the February 2017 Note and the March 2017 Note is as follows:

						As of March 31, 2017
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
February 2017 Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$340,650	$8,267	$151,083
March 2017 Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$340,650	$8,267	$151,083
Total	$1,000,000				$1,000,000	$681,300	$16,534	$302,166

As part of the February 2017 Note and the March 2017 Note, at the holder’s option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The February 2017 Note and the March 2017 Note matures on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share.

The amount of interest cost recognized from our promissory notes and our convertible debt was $6,176 and $8,226 for the three months ended March 31, 2017 and 2016, respectively.

The amount of debt discount amortized from our promissory note and our convertible debt was nil and $13,015 for the three months ended March 31, 2017 and 2016, respectively.

The amount of debt issuance costs amortized from our promissory note was nil and $9,368 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 11.	EQUITY TRANSACTIONS

Preferred Stock Transaction

March 2017 Offering

On February 27, 2017, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the “March 2017 Offering”).

The second closing included, amongst other transaction components, the purchase by Velo LLC of 1,250 shares of Series B Convertible Preferred Stock of the Company for $5,000,000.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 10. Convertible Debt.

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

Purchasers in the March 2016 Offering include Michael I. Sacks ($1,000,000), the father of Bradley J. Sacks, the former Chairman of our Board of Directors, Centric Capital Ventures, LLC ($19,000), an investment entity controlled by Bradley J. Sacks, Terrance K. Wallberg ($50,000), our Vice President and Chief Financial Officer, and Daniel G. Moro ($10,000), our Vice President of Polymer Drug Delivery.

NOTE 12.	STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2017, we had 76,349,431 shares of Common Stock issued and outstanding.  For the three months ended March 31, 2017, we issued 13,375,000 shares of Common Stock to Velocitas for the acquisition of licensing rights.

Preferred Stock

As of March 31, 2017, we had no shares of Series A Preferred Stock (the “Series A Shares”) issued and outstanding.  For the three months ended March 31, 2017, we did not issue or redeem any Series A Shares.

As of March 31, 2017, we had 1,250 shares of Series B Preferred Stock (the “Series B Shares”) issued and outstanding.  For the three months ended March 31, 2017, we issued 1,250 Series B Shares to Velocitas and did not redeem any Series B Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2017 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2016	26,179,560	$0.11
Warrants issued	57,055,057	$0.04
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of March 31, 2017	83,234,617	$0.06

For the three months ended March 31, 2017, we issued a warrant to purchase up to an aggregate of 57,055,057 shares of our Common Stock at an exercise price of $0.04 per share pursuant to the March 2017 Offering.

Of the warrant shares subject to exercise as of March 31, 2017, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
March 31, 2027	57,055,057
Total	83,234,617

NOTE 13.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Warrants to purchase Common Stock	83,234,617	26,179,560
Stock options to purchase Common Stock	578,403	691,237
Common stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	---
Common stock issuable upon the assumed conversion of our Series B preferred stock (2)	125,000,000	---
Total	240,063,020	26,870,797

(1)
As part of the February 2017 Note and the March 2017 Note, at the holder’s option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The February 2017 Note and the March 2017 Note matures on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share.  For the purposes of this Table, we have assumed that all outstanding principal and interest will be converted on each applicable maturity date.

(2)
Pursuant to the March 2017 Offering, Velo LLC purchased 1,250 shares of Series B Convertible Preferred Stock of the Company for $5,000,000.  The Series B Convertible Preferred Stock that was issued in the March 2017 Offering, (a) votes together with the Common Stock as a single class (subject to standard protective provisions for the Series B Convertible Preferred Stock), (b) has the same dividend rights as the Common Stock, (c) has a liquidation preference equal to the greater of its purchase price and its as converted-to-Common Stock value, (d) automatically converts into Common Stock if the number of authorized shares of Common Stock is increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to Common Stock, and (e) is convertible into Common Stock  at the discretion of the holder, subject to the availability of authorized shares, at an as-converted-to-Common Stock purchase price of $0.04 per share.

NOTE 14.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan, as amended (“Equity Incentive Plan”), is administered by the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the three months ended March 31, 2017 and 2016, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2017	2016
Research and development	$1,663	$8,670
Selling, general and administrative	2,661	19,197
Total share-based compensation expense	$4,324	$27,867

As of March 31, 2017, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $8,500.  The period over which the unearned share-based compensation is expected to be recognized is approximately six months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2017 and the changes therein during the three months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	691,237	$1.94
Granted	---	---
Forfeited/cancelled	(112,834)	$2.13
Exercised	---	---
Outstanding as of March 31, 2017	578,403	$1.91

The following table presents the stock option grants outstanding and exercisable as of March 31, 2017:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
340,000	$0.33	6.0	340,000	$0.33
215,000	1.15	7.5	215,000	1.15
23,403	31.75	1.0	23,403	31.75
578,403	$1.91	6.3	578,403	$1.91

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

For the three months ended March 31, 2017 and 2016, we did not grant any restricted stock awards.

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

As of March 31, 2017, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 578,403 were outstanding at a weighted average exercise price of $1.91 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 31, 2017, there were 2,152,151 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at March 31, 2017 and December 31, 2016.

Description	March 31, 2017	December 31, 2016
Liabilities:
Convertible promissory note – March 2017	$500,000	---
Convertible promissory note – February 2017	$500,000	---
Promissory note – December 2016	---	$20,000
Total	$1,000,000	$20,000

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.  We believe that the carrying value of our promissory notes and our convertible promissory note balances approximates fair value based on a valuation methodology using the income approach and a discounted cash flow model.

NOTE 16.	INCOME TAXES

For the quarter ended March 31, 2017, the Company incurred a consolidated tax loss of approximately $558,000.

As of March 31, 2017, the Company has consolidated net operating loss carryforwards (“NOL”) and research credit carryforwards for income tax purposes of approximately $57,010,000 and $555,000 respectively. The Company has provided a full valuation allowance for all of its deferred tax assets. As a result, the effective tax rate is zero and the net deferred tax assets are zero.

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

On January 16, 2015 we entered into a lease agreement for certain office equipment.  The office equipment lease, that commenced on February 1, 2015 and continues until February 1, 2018, requires a minimum lease obligation of $551 per month.

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of March 31, 2017:

Calendar Years	Future Lease Expense
2017 (Nine months)	$90,031
2018	28,908
2019	---
2020	---
Total	$118,939

Rent expense for our operating leases amounted to $32,348 and $29,960 for the three ended March 31, 2017 and 2016, respectively.

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

Related Party Transactions and Concentration

Note, Warrant and Preferred Stock Purchase Agreement

On February 27, 2017, we entered into the Purchase Agreement with Velocitas and Velo LLC, an entity controlled by Velocitas, with respect to an aggregate financing of up to $6,000,000.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 10. Convertible Debt.

On March 31, 2017, the second closing of the Purchase Agreement included, amongst other transaction components, the Company acquiring the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of Altrazeal distributor agreement from Velocitas at $869,375 based on the closing price of the Company’s Common Stock on March 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company recorded revenues, in approximate numbers, of $215,000 and nil, respectively, with Velocitas GmbH, an affiliated entity of Velocitas, which represented 99% and 0% of our total revenues, respectively.  As of March 31, 2017 and December 31, 2016, Velocitas GmbH had an outstanding net accounts receivable, in approximate numbers, of $130,000 and nil, respectively, which represented 98% and 0% of our net outstanding accounts receivables.

Temporary Advances

On December 15, 2016, January 18, 2017, and February 16, 2017, we issued Promissory Notes to Velocitas with purchase prices of $20,000, $65,000, and $30,000, respectively.  Each of the Promissory Notes bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company’s distributors.  Each of the Promissory Notes was secured by a pledge of certain product inventory and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each of the Promissory Notes was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood Investors, Inc. (“Kirkwood”) with a purchase price of $25,000.  The promissory note bears interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by Uluru, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note is secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  The Company’s Vice President and Chief Financial Officer, Terrance K. Wallberg, is President and sole shareholder of Kirkwood.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company’s cash and financial resources.

As of March 31, 2017, the following table summarizes the amounts recognized in the Company’s financial statements related to obligations for compensation temporarily deferred by our employees.

Name	2017		2016		2015	2014 – 2011	Total
Kerry P. Gray (1) (2) (3) (4)	$	---	$	---	$275,153	$150,000	$425,153
Terrance K. Wallberg		23,334		(5,207)	53,540	---	71,667
Other employees		---		(54,871)	54,871	---	---
Total		$23,334		$(60,078)	$383,564	$150,000	$496,820

(1)	On November 19, 2015, Mr. Gray resigned as the Company’s President and Chief Executive Officer and on February 18, 2016 resigned as a director for the Company.
(2)	The Company is asserting in a dispute with Mr. Gray that certain amounts recorded as being owed to Mr. Gray are not in fact owed to Mr. Gray or are offset by amounts Mr. Gray owes to the Company.
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

As of March 31, 2017, the Company has recognized an obligation for temporarily deferred compensation of $496,820 of which $223,237 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

As of December 31, 2016, the Company has recognized an obligation for temporarily deferred compensation of $473,486 of which $199,903 was included in accrued liabilities and $273,583 was included in accounts payable, respectively.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2017, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of March 31, 2017, the Company has accrued $31,754 of expense relating to future milestone payments to Access.

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

Prescription Drug User Fee Obligation

The Company was assessed prescription drug user fees (“PDUFA”) of approximately $535,000 by the United States Department of Health and Human Services (the “DHHS”) for the sale and manufacture of Aphthasol® from 2009 to 2012.  The Company had contested the assessments as it believed such fees should be waived because the Company should qualify for abatement of the PDUFA fees.  However, the Company’s challenge has been denied by the DHHS.  As of March 31, 2017, the Company has accrued potential penalties and interest of approximately $506,000 related to the unpaid PDUFA fees.  The PDUFA fees remain unpaid as of the date of this Report.  Since the Company has not yet reached a settlement with the DHHS, it is possible that the Company may be subject to additional collection costs.

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

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, referred to as our 2016 Form 10-K, which has been previously filed with the Securities and Exchange Commission on April 17, 2017, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2016 Form 10-K under “Risks Associated with our Business”.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) (this “Report”) and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts,  Forward-looking statements may include words such as “should”, “expect”, “anticipate”, “estimate”, “target”, “may”, “project”, “guidance”, “will”, “intend”, “plan”, “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, statements regarding expected cash flows, market position, product development, product approvals, increases in revenue, expense levels, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.

No assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Business Overview

ULURU Inc. (together with our subsidiaries, “we”, “our”, “us”, “ULURU” or the “Company”) is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals and payers.

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

Our current strategy is to primarily focus on the commercialization of Altrazeal® and to establish a strong leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products.  We will also evaluate the potential for commercialization of the other products as well as explore strategic collaborations to further develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

We will also continue to execute a series of operational plans to enhance and streamline our business. We are restructuring our operations to improve efficiency and reduce cost, including production, distribution, and administration costs. We are also undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal®.

Recent Developments

Debt Financing and Preferred Stock Offering – March 2017

On February 27, 2017, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Velocitas Partners, LLC (“Velocitas") and Velocitas I LLC (“Velo LLC”), an entity controlled by Velocitas, under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the “March 2017 Offering”).

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).
The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Second Note, and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.

The Initial Note and the Second Note are convertible into shares of Common Stock at a conversion price of $0.04 per share, subject to equitable adjustments, with mandatory conversion of all unpaid principal and interest required on the second anniversary of each Note.  The Initial Note and the Second Note are secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

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

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of Common Stock (the “Warrant”).  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates signed a Voting Agreement (the “Voting Agreement”) pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement have agreed to vote in favor of a proposal to amend the Company’s articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides the parties thereto with demand Form S-3 and piggy back registration rights, Rule 144 information rights, and rights of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Concurrent with the second closing and as a condition of the Financing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg continues to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks continues to serve as a Director of the Company.

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

Comparison of the three months ended March 31, 2017 and 2016

Total Revenues

Revenues were approximately $217,000 for the three months ended March 31, 2017, as compared to revenues of approximately $109,000 for the three months ended March 31, 2016, and were composed of, in approximate amounts, licensing fees of $1,000 from a OraDisc™ licensing agreement and product sales of $216,000 for Altrazeal®.

The increase of $108,000 in revenues is primarily attributable to an increase of approximately $208,000 in international Altrazeal® product sales.  The revenue increase was partially offset by a decrease of $100,000 in licensing fees due to the one-time recognition in the first quarter of 2016 of unamortized licensing fees related to the cancellation by the Company of the licensing agreement with Altrazeal AG.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2017 and 2016 were approximately $82,000 and $1,000, respectively, and were comprised entirely of costs associated with Altrazeal®.

Research and Development

Research and development expenses totaled approximately $60,000 for the three months ended March 31, 2017, including $2,000 in share-based compensation, compared to approximately $136,000 for the three months ended March 31, 2016, which included $9,000 in share-based compensation.  The decrease of approximately $76,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $8,000 direct research costs primarily related to consulting costs and product registration costs and a decrease of $70,000 in scientific compensation related wage reductions by existing staff, lower head-count, and lower share-based compensation.  These expense decreases were partially offset by an increase of $2,000 in regulatory fees.

The direct research and development expenses for the three months ended March 31, 2017 and 2016 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2017	2016
Wound care & nanoparticle	$4,000	$13,000
OraDisc™	5,000	4,000
Aphthasol® & other technologies	---	---
Total	$9,000	$17,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $395,000 for the three months ended March 31, 2017, including $19,000 in share-based compensation, compared to approximately $319,000 for the three months ended March 31, 2016, which included $19,000 in share-based compensation.  The increase of approximately $76,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $90,000 in costs associated with marketing and promotion of Altrazeal®, an increase of $32,000 in royalty expenses associated with product sales, an increase of $30,000 in consulting costs for product marketing, an increase of $13,000 in clinical training for the use of Altrazeal®, an increase of $12,000 in corporate travel, and an increase of $4,000 in other miscellaneous expenses.  These expense increases were partially offset by, in approximate numbers, a decrease of $46,000 in travel costs associated with product marketing, a decrease of $18,000 in investor relations consulting, a decrease of $18,000 in bad debt accruals, a decrease of $15,000 in share-based director fee compensation, a decrease of $8,000 in other miscellaneous expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $89,000 for the three months ended March 31, 2017 as compared to approximately $199,000 for the three months ended March 31, 2016.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The decrease of approximately $110,000 is attributable to the impairment in 2016 of two patents; “Amlexanox (OraDisc™ A)” and “OraDisc™”.  We purchased additional licensing rights of approximately $869,000 from Velocitas during the three months ended March 31, 2017.

Depreciation

Depreciation expense totaled approximately $33,000 for the three months ended March 31, 2017 as compared to approximately $33,000 for the three months ended March 31, 2016.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $2 for the three months ended March 31, 2017 as compared to approximately $22 for the three months ended March 31, 2016.

Interest Expense

Interest expense totaled approximately $21,000 for the three months ended March 31, 2017 as compared to approximately $47,000 for the three months ended March 31, 2016.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to debt.  The decrease of approximately $26,000 in interest expense is primarily attributable to the final payoff in August 2016 of the April 2015 Note with Inter-Mountain Capital Corp.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain totaled approximately $100 for the three months ended March 31, 2017 as compared to a foreign currency transaction gain of approximately $4,000 for the three months ended March 31, 2016.  The decrease of approximately $3,900 is related to fluctuations in the Euro exchange rate experienced during 2017 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Accommodation fee due on promissory note

Accommodation fee due on promissory note was nil for the three months ended March 31, 2017 as compared to $25,000 for the three months ended March 31, 2016.  The fee was based on a January 2016 Waiver Agreement with Inter-Mountain.  The Waiver Agreement relates to the April 2015 Note and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes, rights to acquire Common Stock, and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Under the Purchase Agreement, at the first closing we received $500,000 in gross proceeds and at the second closing we received $5,500,000 in gross proceeds.  For more information about the March 2017 Offering, such information is available in this Report under “Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2017, our cash and cash equivalents were $5,634,000 which is an increase of approximately $5,597,000 as compared to our cash and cash equivalents at December 31, 2016 of approximately $37,000.  Our working capital (current assets less current liabilities) was approximately $3,949,000 at March 31, 2017 as compared to our working capital at December 31, 2016 of approximately $(1,614,000).

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

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2017	2016
Operating activities	$(283,000)	$(251,000)
Investing activities	---	---
Financing activities	5,881,000	1,274,000
Net increase in cash and cash equivalents	$5,598,000	$1,023,000

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was approximately $283,000.  The principal components of net cash used for the three months ended March 31, 2017 were, in approximate numbers, our net loss of $463,000, a decrease of $41,000 in deferred revenues due to amortization of revenues, and an increase of $71,000 in accounts receivable.  Our net loss for the three months ended March 31, 2017 included substantial non-cash charges of approximately $126,000 in the form of share-based compensation, amortization of patents and licensing rights, and depreciation.  The aforementioned net cash used for the three months ended March 31, 2017 was partially offset by, in approximate numbers, an increase of $51,000 in accrued liabilities due to temporary compensation deferrals and royalty fee accruals, an increase of $12,000 in accounts payable due to timing of vendor payments, an increase of $6,000 in accrued interest, a decrease of $64,000 in prepaid expenses related to insurance and listing fees, and a decrease of $33,000 in inventories.

For the three months ended March 31, 2016, net cash used in operating activities was approximately $251,000.  The principal components of net cash used for the three months ended March 31, 2016 were, in approximate numbers, our net loss of $646,000, a decrease of $101,000 in deferred revenues due to amortization of revenues, and an increase of $6,000 in inventory.  Our net loss for the three months ended March 31, 2016 included substantial non-cash charges of approximately $283,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, and amortization of deferred financings costs.  The aforementioned net cash used for the three months ended March 31, 2016 was partially offset by, in approximate numbers, an increase of $144,000 in accounts payable due to timing of vendor payments, an increase of $57,000 in accrued liabilities due to temporary compensation deferrals, an increase of $2,000 in accrued interest, and a decrease of $16,000 in prepaid expenses related to insurance and listing fees.

Investing Activities

There were no investing activities for the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $5,881,000 and was comprised of, in approximate numbers, the net proceeds of $5,901,000 from the March 2017 Offering and net proceeds of $120,000 from certain short-term promissory notes issued to Velocitas and Kirkwood.  The aforementioned net cash provided for the three months ended March 31, 2017 was partially offset by repayment of $140,000 the short-term promissory notes issued to Velocitas and Kirkwood.

Net cash provided by financing activities for the three months ended March 31, 2016 was approximately $1,274,000 and was comprised of, in approximate numbers, the net proceeds of $1,398,000 from the March 2016 Offering, offering costs of $14,000 associated with the acquisition of licensing rights that occurred in December 2015, and the repayment of $135,000 in principle due on the promissory note with Inter-Mountain.  The aforementioned net cash provided for the three months ended March 31, 2016 was partially offset by the increase of $25,000 in the principle due under the promissory note with Inter-Mountain relating to an accommodation fee.

Liquidity

As of March 31, 2017, we had cash and cash equivalents of approximately $5,634,000.

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

As of March 31, 2017, our net working capital (current assets less current liabilities) was approximately $3,954,000.  As a result of the capital received at the second closing with respect to the March 2017 Offering, we believe that our liquidity will be sufficient to fund operations beyond 2017.

In the event that we need to raise capital in the future, due to our limited revenue, we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.  We have no commitments with respect to additional capital.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2017, which is composed of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
Operating leases	$118,939	$118,939	$	---	$	---	$	---
Total contractual cash obligations	$118,939	$118,939	$	---	$	---	$	---

Capital Expenditures

For the three months ended March 31, 2017 and 2016, our expenditures for property, equipment, and leasehold improvements were zero, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and South State Bank as our banking institutions.  At March 31, 2017 and December 31, 2016 our cash and cash equivalents totaled approximately $5,634,000 and $37,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2017 and at December 31, 2016.  As of March 31, 2017, one customer exceeded the 5% threshold, with 98%.  At December 31, 2016, one customer, being one of our international distributors, exceeded the 5% threshold with 95%.  We routinely assess the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2017.  We had no significant changes in our critical accounting policies since our last annual report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (“the Exchange Act”)).  Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure primarily as a result of the lack of segregation of duties.

Changes in Internal Controls Over Financial Reporting

Except for the weakness in our internal control over financial reporting as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our Common Stock is found in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on April 17, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
3.3		Certificate of Designation – Series B Preferred Stock (4)
4.1		Common Stock Purchase Warrant dated March 31, 2017 by and between ULURU Inc. and Velocitas Partners, LLC. (4)
10.1		Note, Warrant and Preferred Stock Purchase Agreement, dated February 27, 2017 by and between ULURU Inc. and Velocitas Partners, LLC. (3)
10.2		Secured Convertible Promissory Note, dated February 27, 2017 in favor of Velocitas Partners, LLC. (3)
10.3		Security Agreement, dated February 27, 2017 among ULURU Inc., the subsidiaries of the ULURU Inc. and Velocitas Partners, LLC. (3)
10.4		Voting Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (3)
10.5		Investor Rights Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (3)
10.6		Backstop Agreement, dated February 27, 2017 among ULURU Inc., Bradley J. Sacks and Velocitas Partners, LLC. (3)
10.7		Secured Convertible Promissory Note, dated March 31, 2017 in favor of Velocitas Partners, LLC. (4)
10.8		Indemnification Agreement dated February 27, 2017 by and between ULURU Inc. and Vaidehi Shah. (5)
10.9		Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Arindam Bose. (5)
10.10		Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Anish Shah. (5)
10.11		Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Oksana Tiedt. (5)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 8-K filed on November 6, 2007.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.
(3)		Incorporated by reference to the Company’s Form 8-K filed on March 1, 2017.
(4)		Incorporated by reference to the Company’s Form 8-K filed on April 3, 2017.
(5)		Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 17, 2017
	*	Filed herewith.
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

ULURU Inc.

Date: May 15, 2017	By:	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)