Form 10-Q
period 2017-09-30
ULURU Inc.
filed 2017-11-13
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 201,349,431 shares of the registrant’s Common Stock, $0.001 par value per share (“Common Stock”), nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and nil shares of Series B Convertible Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three and Nine Months Ended SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,604,005	$36,615
Accounts receivable, net	163,536	61,788
Inventory	498,100	559,600
Prepaid expenses and deferred charges	144,070	135,394
Total Current Assets	5,409,711	793,397

Property, Equipment and Leasehold Improvements, net	59,203	126,741

Other Assets
Intangible asset - patents, net	189,074	216,781
Intangible asset - licensing rights, net	3,761,567	3,181,087
Deposits	18,069	18,069
Total Other Assets	3,968,710	3,415,937

TOTAL ASSETS	$9,437,624	$4,336,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,839,746	$2,026,671
Accrued liabilities	159,875	315,300
Accrued interest	68,151	53
Promissory note payable, current portion	---	20,000
Deferred revenue, current portion	35,302	45,764
Total Current Liabilities	2,103,074	2,407,788

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	480,345	---
Deferred revenue, net of current portion	354,151	358,462
Total Long Term Liabilities	834,496	358,462

TOTAL LIABILITIES	2,937,570	2,766,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	---	---
Preferred Stock Series B, 1,250 shares designated; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	---	---

Common Stock - $0.001 par value; 750,000,000 shares authorized;
201,349,431 and 62,974,431 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	201,349	62,974
Additional paid-in capital	68,556,734	62,220,850
Accumulated (deficit)	(62,258,029)	(60,713,999)
TOTAL STOCKHOLDERS’ EQUITY	6,500,054	1,569,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,437,624	$4,336,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Revenues
License fees	$1,453	$1,453	$4,311	$362,542
Product sales, net	199,486	4,196	418,059	16,232
Total Revenues	200,939	5,649	422,370	378,774

Costs and Expenses
Cost of product sold	65,144	494	147,423	1,945
Research and development	90,294	119,011	198,615	390,501
Selling, general and administrative	323,915	304,612	1,048,445	1,008,313
Amortization of intangible assets	114,268	201,718	316,602	599,880
Depreciation	5,481	33,237	71,039	99,567
Total Costs and Expenses	599,102	659,072	1,782,124	2,100,206
Operating (Loss)	(398,163)	(653,423)	(1,359,754)	(1,721,432)

Other Income (Expense)
Interest and miscellaneous income	41	232	45	769
Interest expense	(133,972)	(32,509)	(289,113)	(123,712)
Foreign currency transaction gain (loss)	(6,151)	(282)	(9,222)	808
Gain on settlement of liability	---	---	114,013	---
Accommodation fee due on promissory note	---	---	---	(25,000)
(Loss) Before Income Taxes	(538,245)	(685,982)	(1,544,031)	(1,868,567)

Income taxes	---	---	---	---
Net (Loss)	$(538,245)	$(685,982)	$(1,544,031)	$(1,868,567)

Basic and diluted net (loss) per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	159,229,866	62,974,431	99,919,486	54,566,729

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
OPERATING ACTIVITIES :
Net loss		$(1,544,031)	$(1,868,567)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		316,602	599,880
Depreciation		71,039	99,567
Share-based compensation for stock and options issued to employees		7,923	15,554
Share-based compensation for options issued to non-employees		---	44,572
Amortization of debt discount on promissory note		174,577	32,015
Amortization of debt issuance costs		3,976	22,927

Change in operating assets and liabilities:
Accounts receivable		(101,748)	44,755
Inventory		61,500	(50,031)
Prepaid expenses and deferred charges		(8,676)	29,797
Deposits		---	---
Accounts payable		(186,925)	18,637
Accrued liabilities		(155,424)	(97,741)
Accrued interest		68,098	2,239
Deferred revenue		(14,773)	(277,583)
Total		236,169	484,588
Net Cash Used in Operating Activities		(1,307,862)	(1,383,979)

INVESTING ACTIVITIES :
Purchase of equipment		(3,501)	(2,165)
Net Cash Used in Investing Activities		(3,501)	(2,165)

FINANCING ACTIVITIES :
Proceeds from issuance of convertible notes and warrant, net		983,092	---
Proceeds from sale of preferred stock, net		4,915,661	---
Proceeds from sale of common stock and warrants, net		---	1,732,338
Offering costs associated with acquisition of licensing rights in 2015		---	(21,950)
Additional principle due on promissory note due to accommodation fee		---	25,000
Proceeds from issuance of promissory notes		120,000	---
Repayment of principle due on promissory notes		(140,000)	(343,526)
Net Cash Provided by Financing Activities		5,878,753	1,391,862

Net Increase in Cash		4,567,390	5,718

Cash, beginning of period		36,615	180,000
Cash, end of period		$4,604,005	$185,718

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest		$2,697	$16,002

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights		$869,375	---
Issuance of common stock for conversion of preferred stock	$	---	---
Issuance of common stock for principle due on promissory note		---	$51,474
Issuance of common stock for interest due on promissory note		---	$2,239
Issuance of common stock for services		---	$36,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been made.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2016 Form 10-K, as filed with the Securities and Exchange Commission on April 17, 2017.

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

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2017	%	2016	%	2017	%	2016	%
Domestic	$3,012	2%	$1,453	26%	$8,427	2%	$16,232	4%
International	197,927	98%	4,196	74%	413,943	98%	362,542	96%
Total	$200,939	100%	$5,649	100%	$422,370	100%	$378,774	100%

A significant portion of our revenues are derived from a few major customers.  For the three months ended September 30, 2017 and 2016, one customer and four customers, respectively, had greater than 10% of total revenues. The one customer for the three-month period ending in 2017 represented 98% of total revenues and the four customers for the three-month period ending in 2016 represented, in the aggregate, 71% of total revenues.  For the nine months ended September 30, 2017 and 2016, two customers and two customers, respectively, had greater than 10% of total revenues.  The two customers for the nine-month period ending in 2017 represented, in the aggregate, 97% of total revenues and the two customers for the nine-month period ending in 2016 represented, in the aggregate, 88% of total revenues.

NOTE 5.	INVENTORY

As of September 30, 2017, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2017 and December 31, 2016:

Inventory	September 30, 2017	December 31, 2016
Raw materials	$26,666	$35,800
Work-in-progress	372,825	424,741
Finished goods	98,609	99,059
Total	$498,100	$559,600

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2017 and December 31, 2016:

Property, equipment and leasehold improvements	September 30, 2017	December 31, 2016
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	154,781	151,280
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,284,512	2,281,011
Less: accumulated depreciation and amortization	(2,225,309)	(2,154,270)
Property, equipment and leasehold improvements, net	$59,203	$126,741

Depreciation expense on property, equipment and leasehold improvements was $5,481 and $33,237 for the three months ended September 30, 2017 and 2016, respectively, and was $71,039 and $99,567 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are comprised of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2017 and December 31, 2016:

Intangible assets – patents	September 30, 2017	December 31, 2016
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel wound dressing	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,409,554)	(7,381,847)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets - patents, net	$189,074	$216,781

Amortization expense for intangible patents assets was $9,337 and $119,763 for the three months ended September 30, 2017 and 2016, respectively, and was $27,707 and $356,687 for the nine months ended September 30, 2017 and 2016, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of September 30, 2017, is as follows:

Calendar Years	Future Amortization Expense
2017 (Three months)	$9,337
2018	37,044
2019	37,044
2020	37,145
2021	37,044
2022 & Beyond	31,460
Total	$189,074

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

At the second closing of the financing event with Velocitas and Velo LLC, which occurred on March 31, 2017, the Company acquired the Altrazeal® distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of the Altrazeal® distributor agreement from Velocitas at $869,375 based on the closing price of $0.065 per share of the Company’s Common Stock on March 31, 2017.

Licensing rights, net consisted of the following at September 30, 2017 and December 31, 2016:

Intangible assets - licensing rights	September 30, 2017	December 31, 2016
Intangible assets – licensing rights, gross	$4,381,881	$3,512,506
Less: accumulated amortization	(620,314)	(331,419)
Intangible assets - licensing rights, net	$3,761,567	$3,181,087

Amortization expense for intangible licensing rights assets was $104,931 and $81,955 for the three months ended September 30, 2017 and 2016, respectively, and was $288,895 and $243,193 for the nine months ended September 30, 2017 and 2016, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of September 30, 2017, is as follows:

Calendar Years	Future Amortization Expense
2017 (Three months)	$104,931
2018	416,303
2019	416,303
2020	416,303
2021	416,303
2022 & Beyond	1,991,424
Total	$3,761,567

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2017 and December 31, 2016:

Accrued Liabilities	September 30, 2017	December 31, 2016
Accrued compensation/benefits	$120,910	$274,874
Accrued insurance payable	---	40,422
Accrued property taxes	4,215	---
Accrued royalties	34,744	---
Product rebates/returns	6	4
Total accrued liabilities	$159,875	$315,300

NOTE 9.	PROMISSORY NOTES PAYABLE

On December 15, 2016, January 18, 2017, and February 16, 2017, we issued promissory notes to Velocitas with principal amounts and purchase prices of $20,000, $65,000, and $30,000, respectively.  Each of the promissory notes bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company’s distributors.  Each of the promissory notes was secured by a pledge of certain product inventory, and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each of the promissory notes was repaid in connection with the issuance of the Convertible Promissory Note, dated February 27, 2017, in the amount of $500,000 (the “Initial Note”) under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood Investors, Inc. (“Kirkwood”) with a principal amount and purchase price of $25,000.  The promissory note bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by Uluru, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note was secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  The Company’s Vice President and Chief Financial Officer, Terrance K. Wallberg, is President and sole shareholder of Kirkwood.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

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

The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value of an additional $500,000 Secured Convertible Note, dated March 31, 2017, (the “Second Note”) with the Second Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances), and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.

The Initial Note and the Second Note are convertible into shares of Common Stock at a conversion price of $0.04 per share, subject to equitable adjustments, with mandatory conversion of all unpaid principal and interest required on the second anniversary of each such note, unless an event of default has occurred and is continuing.  The Initial Note and the Second Note are secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

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

The Company, Velocitas, Velo LLC, and certain affiliates also signed a Voting Agreement (the “Voting Agreement”) pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement agreed to vote in favor of a proposal to amend the Company’s articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

At the 2017 Annual Meeting of Stockholders, held on July 25, 2017, a proposal to increase the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares was approved by a majority vote of the stockholders, and the Company filed with the State of Nevada an amendment to its articles of incorporation implementing such increase.  On August 1, 2017, the Company received notice from Velo LLC for the conversion of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC in exchange for 125,000,000 shares of Common Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the “Investor Rights Agreement”) that provides the parties thereto with demand Form S-3 and piggy back registration rights, Rule 144 information rights, and a right of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Concurrent with the second closing and as a condition of the second closing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg continues to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks continues to serve as a Director of the Company.

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

Information relating to the Initial Note and Second Note is as follows:

						As of September 30, 2017
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
Initial Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$251,470	$6,466	$242,064
Second Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$255,253	$6,466	$238,281
Total	$1,000,000				$1,000,000	$506,723	$12,932	$480,345

As part of the Initial Note and the Second Note, at the holder’s option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The Initial Note and the Second Note mature on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share, unless an event of default has occurred and is continuing.

The amount of interest cost recognized from our promissory notes and our convertible debt was $31,507 and $1,106 for the three months ended September 30, 2017 and 2016, respectively, and $68,848 and $14,079 for the nine months ended September 30, 2017 and 2016, respectively.

The amount of debt discount amortized from our promissory notes and our convertible debt was $87,571 and $6,003 for the three months ended September 30, 2017 and 2016, respectively, and $174,577 and $32,015 for the nine months ended September 30, 2017 and 2016, respectively.

The amount of debt issuance costs amortized from our promissory notes was $2,060 and $4,269 for the three months ended September 30, 2017 and 2016, respectively, and $3,976 and $22,927 for the nine months ended September 30, 2017 and 2016, respectively.

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

On August 1, 2017, the Company received notice from Velo LLC for the conversion of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC in exchange for 125,000,000 shares of Common Stock.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 10. Convertible Debt.

Common Stock Transaction

March 2016 Offering

On March 29, 2016, we entered into a Stock Purchase Agreement with fifteen investors for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit, with each unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the “March 2016 Offering).  The issue price of the shares sold was based on a 10% discount to the average closing price between March 7, 2016 and March 11, 2016 and the warrant exercise price was based on a 10% premium to the same average closing price.  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a “full ratchet” anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells Common Stock or Common Stock equivalents during the one year following the date of issuance (subject to standard exceptions).

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

Common Stock

As of September 30, 2017, we had 201,349,431 shares of Common Stock issued and outstanding.  For the nine months ended September 30, 2017, we issued 138,375,000 shares of Common Stock which is composed of 13,375,000 shares of Common Stock issued to Velocitas for the acquisition of licensing rights and 125,000,000 shares of Common Stock issued to Velo LLC for the conversion and exchange of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC.

At the 2017 Annual Meeting of Stockholders, held on July 25, 2017, a proposal to increase the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares was approved by a majority vote of the stockholders and the Company filed with the State of Nevada an amendment to its articles of incorporation implementing such increase.

Preferred Stock

As of September 30, 2017, we had no shares of Series A Preferred Stock issued and outstanding.  For the nine months ended September 30, 2017, we did not issue or redeem any Series A Preferred Stock.

As of September 30, 2017, we had no shares of Series B Convertible Preferred Stock issued and outstanding.  For the nine months ended September 30, 2017, we issued 1,250 Series B Shares to Velo LLC, and on August 1, 2017, all outstanding shares of Series B Convertible Preferred Stock held by Velo LLC were mandatorily converted into an aggregate of 125,000,000 shares of Common Stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2017 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2016	26,179,560	$0.11
Warrants issued	57,055,057	$0.04
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of September 30, 2017	83,234,617	$0.06

For the nine months ended September 30, 2017, we have issued a warrant to purchase up to an aggregate of 57,055,057 shares of our Common Stock at an exercise price of $0.04 per share pursuant to the March 2017 Offering.

Of the warrant shares subject to exercise as of September 30, 2017, expiration of the right to exercise is as follows:

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Warrants to purchase Common Stock	83,234,617	26,179,560
Stock options to purchase Common Stock	152,403	691,237
Common stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	---
Common stock issuable upon the assumed conversion of our Series B Convertible Preferred Stock (2)	---	---
Total	114,637,020	26,870,797

(1)
As part of the Initial Note and the Second Note, at the holder’s option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The Initial Note and the Second Note mature on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share, unless an event of default has occurred and is continuing.  For the purposes of this Table, we have assumed that all outstanding principal and interest will be converted on each applicable maturity date.

(2)
Pursuant to the March 2017 Offering, Velo LLC purchased 1,250 shares of Series B Convertible Preferred Stock of the Company for $5,000,000.  The Series B Convertible Preferred Stock that was issued in the March 2017 Offering, (a) voted together with the Common Stock as a single class (subject to standard protective provisions for the Series B Convertible Preferred Stock), (b) had the same dividend rights as the Common Stock, (c) had a liquidation preference equal to the greater of its purchase price and its as converted-to-Common Stock value, (d) automatically converted into Common Stock when the number of authorized shares of Common Stock was increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to Common Stock, and (e) was convertible into Common Stock  at the discretion of the holder, subject to the availability of authorized shares, at an as-converted-to-Common Stock purchase price of $0.04 per share.   On August 1, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock converted in exchange for 125,000,000 shares of Common Stock as a result of the approval by the stockholders at the 2017 Annual Meeting of Stockholders held on July 25, 2017, and the filing in July 2017, of an amendment increasing our authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares.

NOTE 14.	SHARE BASED COMPENSATION

The Company’s share-based compensation plan, the 2006 Equity Incentive Plan, as amended (“Equity Incentive Plan”), is administered by the Board of Directors (“Board”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board did not grant any incentive stock option awards to executives or employees or any non-statutory stock option awards to directors or non-employees for the three and nine months ended September 30, 2017 and 2016, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017		2016
Research and development	$(3,345)	$(3,079)	$	---	$5,914
Selling, general and administrative	2,571	17,190		7,923	54,212
Total share-based compensation expense	$(774)	$14,111		$7,923	$60,126

As of September 30, 2017, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is zero.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2017 and the changes therein during the nine months then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2016	691,237	$1.94
Granted	---	---
Forfeited/cancelled	(538,834)	$1.08
Exercised	---	---
Outstanding as of September 30, 2017	152,403	$4.98

The following table presents the stock option grants outstanding and exercisable as of September 30, 2017:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
90,000	$0.33	5.5	90,000	$0.33
40,000	1.15	7.0	40,000	1.15
22,403	30.48	0.5	22,403	30.48
152,403	$4.98	5.1	152,403	$4.98

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

As of September 30, 2017, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 152,403 were outstanding at a weighted average exercise price of $4.98 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of September 30, 2017, there were 2,578,151 shares that remained available for future grants under our Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2017 and December 31, 2016.

Description	September 30, 2017	December 31, 2016
Liabilities:
Convertible promissory note – March 2017	$500,000	---
Convertible promissory note – February 2017	$500,000	---
Promissory note – December 2016	---	$20,000
Total	$1,000,000	$20,000

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

For the nine months ended September 30, 2017, the Company incurred a consolidated tax loss of approximately $1,843,000.

As of September 30, 2017, the Company has consolidated net operating loss carryforwards and research credit carryforwards for income tax purposes of approximately $58,295,000 and $555,000 respectively. The Company has provided a full valuation allowance for all of its deferred tax assets. As a result, the effective tax rate is zero and the net deferred tax assets are zero.

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

On January 16, 2015, we entered into a lease agreement for certain office equipment.  The office equipment lease, that commenced on February 1, 2015 and continues until February 1, 2018, requires a minimum lease obligation of $551 per month.

The future minimum lease payments under the 2015 office lease and the 2015 equipment lease are as follows as of September 30, 2017:

Calendar Years	Future Lease Expense
2017 (Three months)	$30,300
2018	29,199
2019	---
2020	---
Total	$59,499

Rent expense for our operating leases amounted to $30,301 and $36,709 for the three months ended September 30, 2017 and 2016, respectively, and $96,245 and $97,241 for the nine months ended September 30, 2017 and 2016, respectively.

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

For the three months ended September 30, 2017 and 2016, the Company did not record any revenues with Velocitas GmbH, an affiliated entity of Velocitas.  For the nine months ended September 30, 2017 and 2016, the Company recorded revenues, in approximate numbers, of $214,000 and nil, respectively, with Velocitas GmbH which represented 51% and 0% of our total revenues, respectively.  As of September 30, 2017 and December 31, 2016, Velocitas GmbH did not have any outstanding net accounts receivable.

Consulting Agreement – Velocitas GmbH

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

As of September 30, 2017, the Company’s obligation to these executives for temporarily deferred compensation was approximately $72,000 of which approximately $72,000 was included in accrued liabilities.

As of December 31, 2016, the Company’s obligation to these executives for temporarily deferred compensation was approximately $473,000 of which approximately $200,000 was included in accrued liabilities and approximately $273,000 was included in accounts payable.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. (“Access”) for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2017, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of September 30, 2017, the Company has accrued approximately $35,000 of expense relating to future milestone payments to Access.

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

Prescription Drug User Fee Obligation

The Company was assessed prescription drug user fees (“PDUFA”) by the United States Department of Health and Human Services (the “DHHS”) for the sale and manufacture of Aphthasol®.  The Company had contested the assessments as it believed such fees should be waived because the Company should qualify for abatement of the PDUFA fees.  However, the Company’s challenge has been denied by the DHHS.  As of September 30, 2017, the Company has recognized amounts due, to include potential penalties and interest, of approximately $1,067,000 related to the unpaid PDUFA fees.  The PDUFA fees remain unpaid as of the date of this Quarterly Report on Form 10-Q.  Since the Company has not yet reached a settlement with the DHHS, it is possible that the Company may be subject to additional collection costs.

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

Recent Developments

Operations

On February 27, 2017, the Company appointed Vaidehi Shah to serve as the Company’s Chief Executive Officer.  Effective as of April 1, 2017 the Company engaged Velocitas GmbH to provide operational support services in the fields of regulatory administration, finance, international customer account management, manufacturing, supply chain logistics and other services required by the Company.  Starting in April 2017, our new team initiated a number of business activities with the aim of reassessing Altrazeal®’s marketing strategy to accelerate sales as well as improving the Company’s operations to create a strong organizational foundation going forward.  These activities include (i) showcasing Altrazeal® to new physicians, hospitals, clinics, and marketing partners to evaluate potential strategies for the domestic market, (ii) recruiting and increasing staff responsible for oversight of international sales and marketing, (iii) engaging third-party experts to assess and oversee the Company’s quality management system and regulatory affairs, (iv) reviewing manufacturing and operational processes to increase cost efficiencies, and (v) negotiating and settling pending financial liabilities.

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

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of a $500,000 Secured Convertible Note dated February 27, 2017 (the “Initial Note”), with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).  The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value the additional $500,000 Secured Convertible Note (the “Second Note”) with the Second Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances),, and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.

The Initial Note and the Second Note are convertible into shares of Common Stock at a conversion price of $0.04 per share, subject to equitable adjustments, with mandatory conversion of all unpaid principal and interest required on the second anniversary of each such note, unless an event of default has occurred and is continuing.  The Initial Note and the Second Note are secured by all of the assets of the Company and its subsidiaries pursuant to a Security Agreement executed at the initial closing.

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

At the 2017 Annual Meeting of Stockholders, held on July 25, 2017, a proposal to increase the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares was approved by a majority vote of the stockholders and the Company filed with the State of Nevada an amendment to its articles of incorporation implementing such increase.  On August 1, 2017, the Company received notice from Velo LLC for the conversion of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC in exchange for 125,000,000 shares of Common Stock.

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

Concurrent with the second closing and as a condition of the second closing, the Company received resignation notices from Robert F. Goldrich and Terrance K. Wallberg, each being a member of the Company’s Board of Directors.  Mr. Wallberg continues to serve as the Company’s Vice President, Chief Financial Officer, Secretary, and Treasurer.  Also occurring at the second closing, Mr. Bradley J. Sacks stepped down as Chairman of the Board of Directors and Ms. Vaidehi Shah, the Company’s Chief Executive Officer and Director, assumed such duties.  Mr. Sacks continues to serve as a Director of the Company.

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

Comparison of the three months ended September 30, 2017 and 2016

Total Revenues

Revenues were approximately $201,000 for the three months ended September 30, 2017, as compared to revenues of approximately $6,000 for the three months ended September 30, 2016, and were composed of, in approximate amounts, product sales of $200,000 for Altrazeal® and licensing fees of $1,000 from a OraDisc™ licensing agreement.  The increase of approximately $195,000 in revenues is primarily attributable to product sales to our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2017 was approximately $65,000 and was composed of, in approximate amounts, $60,000 from the sale of Altrazeal® and $5,000 from the write-off of obsolete raw materials.  Cost of goods sold for the three months ended September 30, 2016 was approximately $500 and was composed entirely of costs associated with the sale of Altrazeal®.

Research and Development

Research and development expenses totaled approximately $90,000 for the three months ended September 30, 2017, including a credit of $3,000 in share-based compensation, compared to approximately $119,000 for the three months ended September 30, 2016, which included a credit of $3,000 in share-based compensation.  The decrease of approximately $29,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $60,000 in scientific compensation related to our restructuring of staffing, a decrease of $22,000 in direct research costs related to product development costs for Altrazeal®, and a decrease of $2,000 in other miscellaneous expenses. These expense decreases were partially offset by an increase of approximately $55,000 in regulatory consulting costs.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $324,000 for the three months ended September 30, 2017, including $2,000 in share-based compensation, compared to approximately $305,000 for the three months ended September 30, 2016, which included $17,000 in share-based compensation.  The increase of approximately $19,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $20,000 in compensation related to an increase in head count, an increase of $42,000 in bad debt expense as the prior year included a non-recurring credit adjustment, and an increase of $4,000 in other miscellaneous expenses.  These expense increases were partially offset by, in approximate numbers, a decrease of $24,000 in operating costs for product marketing and sales, a decrease of $14,000 in share-based director fee compensation, and a decrease of $9,000 in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $114,000 for the three months ended September 30, 2017 as compared to approximately $202,000 for the three months ended September 30, 2016.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The decrease of approximately $88,000 is attributable to the impairment in 2016 of two patents; “Amlexanox (OraDisc™ A)” and “OraDisc™”.  We did not purchase any additional patents or licensing rights during the three months ended September 30, 2017.

Depreciation

Depreciation expense totaled approximately $5,000 for the three months ended September 30, 2017 as compared to approximately $33,000 for the three months ended September 30, 2016.  The decrease of approximately $28,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $40 for the three months ended September 30, 2017 as compared to approximately $230 for the three months ended September 30, 2016.

Interest Expense

Interest expense totaled approximately $134,000 for the three months ended September 30, 2017 as compared to approximately $33,000 for the three months ended September 30, 2016.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs related to our promissory notes.  The increase of approximately $101,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes with Velocitas from the March 2017 Offering.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss totaled approximately $6,000 for the three months ended September 30, 2017 as compared to a foreign currency transaction loss of approximately $280 for the three months ended September 30, 2016.  The decrease of approximately $6,000 is related to fluctuations in the Euro exchange rate experienced during 2017 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the nine months ended September 30, 2017 and 2016

Total Revenues

Revenues were approximately $422,000 for the nine months ended September 30, 2017, as compared to revenues of approximately $379,000 for the nine months ended September 30, 2016, and were composed of, in approximate amounts, product sales of $418,000 for Altrazeal® and licensing fees of $4,000 from a OraDisc™ licensing agreement.

The increase of approximately $43,000 in revenues is primarily attributable to an increase of approximately $402,000 in international sales of Altrazeal®.  The revenue increase was partially offset by a decrease of approximately $359,000 in licensing fees due to the one-time recognition in 2016 of unamortized licensing fees related to the cancellation by the Company of licensing agreements with three distributors; Altrazeal AG, KunWha Pharmaceutical Co., and Jiangxi Aiqilin Pharmaceuticals Group.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2017 was approximately $147,000 and was composed of, in approximate amounts, $142,000 from the sale of Altrazeal® and $5,000 from the write-off of obsolete raw materials.  Cost of goods sold for the nine months ended September 30, 2016 was approximately $2,000 and was composed entirely of costs associated with the sale of Altrazeal®.

Research and Development

Research and development expenses totaled approximately $199,000 for the nine months ended September 30, 2017, including nil in share-based compensation, compared to approximately $391,000 for the nine months ended September 30, 2016, which included $6,000 in share-based compensation.  The decrease of approximately $192,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $170,000 in scientific compensation related to our restructuring of staffing and lower share-based compensation, a decrease of $69,000 direct research costs related to product development costs for Altrazeal®, and a decrease of $7,000 in other miscellaneous expenses. These expense decreases were partially offset by an increase of approximately $54,000 in regulatory consulting costs.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,048,000 for the nine months ended September 30, 2017, including $8,000 in share-based compensation, compared to approximately $1,008,000 for the nine months ended September 30, 2016, which included $54,000 in share-based compensation.  The increase of approximately $40,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $51,000 in consulting and operating costs for product marketing, an increase of $45,000 in compensation related to an increase in head count, an increase of $35,000 in royalty expenses associated with product sales, an increase of $25,000 in bad debt expense as the prior year included a non-recurring credit adjustment, an increase of $11,000 in costs relating to the annual meeting of stockholders held in July 2017, and an increase of $7,000 in accounting fees.  These expense increases were partially offset by, in approximate numbers, a decrease of $65,000 in investor relations consulting, a decrease of $45,000 in share-based director fee compensation, a decrease of $14,000 in insurance costs, and a decrease of $10,000 in other miscellaneous expenses.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $317,000 for the nine months ended September 30, 2017 as compared to approximately $600,000 for the nine months ended September 30, 2016.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The decrease of approximately $283,000 is attributable to the impairment in 2016 of two patents; “Amlexanox (OraDisc™ A)” and “OraDisc™”.  We purchased additional licensing rights of approximately $869,000 from Velocitas during the nine months ended September 30, 2017.

Depreciation

Depreciation expense totaled approximately $71,000 for the nine months ended September 30, 2017 as compared to approximately $100,000 for the nine months ended September 30, 2016.  The decrease of approximately $29,000 is attributable to certain equipment being fully depreciated.

Interest and Miscellaneous Income

Interest and miscellaneous income totaled approximately $50 for the nine months ended September 30, 2017 as compared to approximately $770 for the nine months ended September 30, 2016.

Interest Expense

Interest expense totaled approximately $289,000 for the nine months ended September 30, 2017 as compared to approximately $124,000 for the nine months ended September 30, 2016.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs related to our promissory notes.  The increase of approximately $165,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes with Velocitas from the March 2017 Offering.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss totaled approximately $9,000 for the nine months ended September 30, 2017 as compared to a foreign currency transaction gain of approximately $1,000 for the nine months ended September 30, 2016.  The decrease of approximately $10,000 is related to fluctuations in the Euro exchange rate experienced during 2017 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Gain on Settlement of Liability

Gain on settlement of liability totaled approximately $114,000 for the nine months ended September 30, 2017 as compared to nil for the nine months ended September 30, 2016.  In June 2017, the Company was able settle certain liabilities for less than the original obligation recognized by the Company.

Accommodation fee due on promissory note

Accommodation fee due on promissory note was nil for the nine months ended September 30, 2017 as compared to $25,000 for the nine months ended September 30, 2016.  The fee was based on a January 2016 Waiver Agreement with Inter-Mountain Capital Corp (“Inter-Mountain”).  The Waiver Agreement relates to a convertible promissory note issued to Inter-Mountain in April 2015 (the “April 2015 Note”) and our failure to make the installment payment under the April 2015 Note due in November 2015 on a timely basis.  Under the terms of the Waiver Agreement, we agreed to remit the November 2015 installment payment of $45,000 in cash and to pay Inter-Mountain an accommodation fee of $25,000, with the accommodation fee being added to the outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes, rights to acquire Common Stock, Preferred Stock and Common Stock.  Product sales, royalty payments, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2017, our cash and cash equivalents were approximately $4,604,000, which is an increase of approximately $4,567,000 as compared to our cash and cash equivalents at December 31, 2016 of approximately $37,000.  Our working capital (current assets less current liabilities) was approximately $3,307,000 at September 30, 2017 as compared to our working capital at December 31, 2016 of approximately $(1,614,000).

Consolidated Cash Flow Data
	Nine months ended September 30,
Net Cash Provided by (Used in)	2017	2016
Operating activities	$(1,308,000)	$(1,384,000)
Investing activities	(4,000)	(2,000)
Financing activities	5,879,000	1,392,000
Net increase in cash and cash equivalents	$4,567,000	$6,000

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was approximately $1,308,000.  The principal components of net cash used for the nine months ended September 30, 2017 were, in approximate numbers, our net loss of $1,544,000, a decrease of $187,000 in accounts payable due to timing of vendor payments, a decrease of $155,000 in accrued liabilities due to payment of temporary compensation deferrals, a decrease of $15,000 in deferred revenues due to amortization of revenues, an increase of $102,000 in accounts receivable due to timing of customer remittances, and an increase of $9,000 in prepaid expenses related to insurance policy renewals.  Our net loss for the nine months ended September 30, 2017 included substantial non-cash charges of approximately $574,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, and amortization of debt issuance costs.  The aforementioned net cash used for the nine months ended September 30, 2017 was partially offset by, in approximate numbers, an increase of $68,000 in accrued interest and a decrease of $62,000 in inventories.

For the nine months ended September 30, 2016, net cash used in operating activities was approximately $1,384,000.  The principal components of net cash used for the nine months ended September 30, 2016 were, in approximate numbers, our net loss of $1,869,000, a decrease of $277,000 in deferred revenues due to amortization of revenues, a decrease of $98,000 in accrued liabilities due to repayment of temporary compensation deferrals, and an increase of $50,000 in inventory.  Our net loss for the nine months ended September 30, 2016 included substantial non-cash charges of approximately $815,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, and amortization of deferred financings costs.  The aforementioned net cash used for the nine months ended September 30, 2016 was partially offset by, in approximate numbers, a decrease of $45,000 in accounts receivable due to collection activities, a decrease of $30,000 in prepaid expenses related to insurance, listing fees, and consulting, and an increase of $20,000 in accounts payable due to timing of vendor payments.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $4,000 and relates to the purchase of computer equipment.

Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $2,000 and relates to the purchase of computer equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $5,879,000 and was composed of, in approximate numbers, the net proceeds of $5,899,000 from the March 2017 Offering and the net proceeds of $120,000 from certain short-term promissory notes issued to Velocitas and Kirkwood.  The aforementioned net cash provided for the nine months ended September 30, 2017 was partially offset by the repayment of $140,000 of short-term promissory notes issued to Velocitas and Kirkwood.

Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $1,392,000 and was composed of, in approximate numbers, the net proceeds of $1,732,000 from the March 2016 Offering and $25,000 from additional principle due related to the accommodation fee with Inter-Mountain.  The aforementioned net cash provided for the nine months ended September 30, 2016 was partially offset by the repayment of $343,000 in principle due on the promissory note with Inter-Mountain, and offering costs of $22,000 incurred in 2016 that are associated with the acquisition of licensing rights by the Company in December 2015.

Liquidity

As of September 30, 2017, we had cash and cash equivalents of approximately $4,604,000.  We expect to use our cash, cash equivalents, and investments on working capital, for general corporate purposes, on property and equipment, and for the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® and OraDisc™ technologies; therefore, we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2017 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of September 30, 2017, our net working capital (current assets less current liabilities) was approximately $3,307,000 and we believe that our current liquidity will be sufficient to fund operations beyond 2017.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2017, which is composed of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years		3-5 Years		After 5 Years
Operating leases	$59,499	$59,499	$	---	$	---	$	---
Total contractual cash obligations	$59,499	$59,499	$	---	$	---	$	---

Capital Expenditures

For the nine months ended September 30, 2017 and 2016, our expenditures for property, equipment, and leasehold improvements were approximately $4,000 and $2,000, respectively, and consisted primarily of computer equipment.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilized Bank of America, N.A. and South State Bank as our banking institutions.  At September 30, 2017 and December 31, 2016, our cash and cash equivalents totaled approximately $4,604,000 and $37,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2017 and at December 31, 2016.  As of September 30, 2017, one customer exceeded the 5% threshold, with 98% of total consolidated trade accounts receivable.  At December 31, 2016, one customer, being one of our international distributors, exceeded the 5% threshold with 95% of total consolidated trade accounts receivable.  We routinely assess the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure primarily as a result of the lack of segregation of duties due to a limited number of employees.

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

On August 1, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC automatically converted in exchange for 125,000,000 shares of Common Stock as a result of the approval by the stockholders at the 2017 Annual Meeting of Stockholders held on July 25, 2017, and the filing in July 2017, of an amendment increasing our authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares.  The Company did not receive any cash proceeds as a result of the exchange of Series B Convertible Preferred Stock and Common Stock.  The shares of Common Stock were issued pursuant to the exemption set forth in Section 3(a)(9) under the Securities Act of 1933, as amended

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation dated November 5, 2007, as amended by the Certificate of Designation for the Series B Convertible Preferred Stock and a Certificate of Amendment (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company’s Form 10-Q filed on August 14, 2017.
(2)		Incorporated by reference to the Company’s Form 8-K filed on December 11, 2008.

	*	Filed herewith.
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

ULURU Inc.

Date: November 13, 2017	By:	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)