Form 10-K
ULURU Inc.
filed 2018-03-30
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-336180

ULURU Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-2118656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4410 Beltway Drive
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

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

As of June 30, 2017 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in the calculation is an affiliate) was approximately $2,494,000 based on the closing price of the registrant's common stock, $0.001 par value per share ("Common Stock") as reported on the OTCQB™ marketplace on such date.

As of March 30, 2018, there were 201,349,431 shares of the registrant's Common Stock, $0.001 par value per share, nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and nil shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

Documents Incorporated by Reference

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Part I

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K (including documents incorporated by reference) (this "Report') and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact that they use words such as "should", "expect", "anticipate", "estimate", "target", "may", "project", "guidance", "will", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in this Report, particularly under "Item 1.A Risk Factors", that we believe could cause actual results to differ materially from any forward-looking statement.

No assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which are estimates and speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Altrazeal®, Aphthasol®, Nanoflex®, OraDiscTM, the ULURU logo and other trademarks or service marks of ULURU Inc. appearing in this Report are the property of ULURU Inc.  Solely for convenience, such trademarks and tradenames sometimes appear without any "™" or "®" symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames. This Report contains additional trade names, trademarks and service marks of other companies, which belong to such companies.

ITEM 1.	BUSINESS

Company Mission and Strategy

ULURU Inc. (together with our subsidiaries, "We", "ULURU" or the "Company") is a Nevada corporation.
We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and muco-adhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals and payers.

Utilizing these two platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing ("Altrazeal®"), based on our Nanoflex® technology, has the potential to change the way health care providers approach the treatment of wounds.   Altrazeal® is indicated for both exuding acute wounds such as partial thickness burns, donor sites, surgical and traumatic wounds, and also for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the United States Food and Drug Administration (the "FDA"), the European Union (the "EU") and a number of other international markets.

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

We will also continue to execute a series of operational plans launched in 2017 to enhance and streamline our business operations and improve efficiency and reduce costs, including production, distribution, and administration costs. We are also undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal®.

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

Utilizing our proprietary Nanoflex® technology, we have developed a Nanoflex® Powder platform. Our Nanoflex® Powder is a novel wound treatment technology used to promote the healing of exuding wounds.  We believe that the scientifically engineered material has qualities not available in other dressings currently available in terms of properties and performance, and can be used in chronic, acute, surgical and traumatic wounds.  It is formulated as a two-polymer blend in a specific ratio.  In the presence of wound exudate, the particles hydrate and aggregate to conform to the contours of the wound bed, transforming into a moist, flexible, moisture-permeable dressing. This dressing formed not only provides an optimal moist wound environment which supports cellular function and tissue repair, but it is also of appropriate pore size to prevent intrusion by exogenous bacteria.  After application to the wound bed, Nanoflex® Powder exhibits mechanical properties which are similar to soft tissue.  The stable, non-resorbable film flakes off at the edges as the wound heals, like a scab. It can remain in place for an extended period as compared to other dressings if exudate is present and can be removed without additional trauma, leaving no residue in the wound bed.  Nanoflex® Powder may also have the potential to serve as a drug delivery matrix for antiseptics, and there is potential for its use as a delivery platform for anti-inflammatory drugs such as corticosteroids, pro-angiogenic agents, and other actives such as growth factors to accelerate wound healing.

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

OraDisc™ A was initially developed as a drug delivery system to treat canker sores using Amlexanox as the active ingredient, which is the same active ingredient that was used in our Aphthasol® paste which was also developed for the treatment of canker sores but has not been commercialized.

OraDisc™ B was developed for the treatment of oral pain using 15 mg of Benzocaine, the maximum allowable strength that falls under the classification of an OTC monograph product in the United States.

Although we are not currently marketing or selling OraDisc™ A or OraDisc™ B, we intend to explore the viability of commercializing these products in the future through strategic collaborations.

Marketed Products

We are currently focusing our resources and efforts primarily on the marketing of Altrazeal®.

Altrazeal®

Altrazeal® Transforming Powder Dressing, based on our Nanoflex® technology, has the potential to change the way health care providers approach the treatment of wounds.  The product is indicated for exuding wounds such as partial thickness burns, donor sites, abrasions, non-healing and other surgical wounds, trauma and chronic wounds including diabetic foot ulcers, venous leg ulcers, and pressure ulcers. The powder is used to fill and seal the wound to provide an optimal moist wound healing environment. The wound exudate is controlled through the high moisture vapor transpiration rate ("MVTR") of the material.  Intimate contact at the wound bed supports cellular function and tissue repair. Other characteristics of Altrazeal® that promote healing are oxygen permeability and its ability to prevent the entry of bacteria.  Patient comfort is enhanced with the reduced frequency of dressing changes and the easy application and removal of our wound dressing.  In numerous clinical settings, including venous leg ulcers, arterial ulcers and second-degree burns, significant pain reduction has been reported by patients, enabling increased compliance to therapy and improved clinical outcomes.  The dressing is flexible and adherent and is designed to allow greater range of motion. In addition, the ability of Altrazeal® to manage wound exudates extends the wear time between dressing changes, which offers a significant pharmaco-economic benefit.  This feature is considered an extremely important marketing advantage in countries where there are socialized medical programs.
Altrazeal® is a 510(k)-exempt product and has been registered with the FDA. It has also been granted registrations in a number of international markets, including a CE Mark Certification which enables us to market in all European Union member states and other countries that recognize the CE Mark.

Since the roll-out of Altrazeal®, numerous positive clinical experiences have been documented. The focus of our commercial activities is to introduce Altrazeal® globally both directly and through our network of distribution partners. Due to the efforts of our current and former distribution partners, Altrazeal® has contractual partners in many of the major international territories.

As part of the Company's current turn-around plan, we are continuing to evaluate all of our distribution relationships to ensure that they meet the criteria for advancing the Company's current business plan. We are also evaluating potential launch strategies for the U.S. market.

Patents

We believe that the value of technology both to us and to our potential corporate partners is established and enhanced by our intellectual property positions. Consequently, we have already been issued U.S. and foreign patents for products under development and for new discoveries. Patent applications are filed for our inventions and prospective products with the U.S. Patent and Trademark Office and, when appropriate, with authorities in countries that are a part of the Paris Convention's Patent Cooperation Treaty ("PCT") (most major countries in Western Europe and the Far East) and with other authorities in major markets not covered by the PCT.  However, due to our previous liquidity situation, certain of our patents and patent applications may have lapsed.

With regards to our Nanoflex® technology, two patents have issued in the U.S. and multiple patents have been issued in international countries.  There is a PCT patent application that was filed with multiple pending patent applications and granted patents in various international countries.  The granted patents and patent applications have a variety of potential applications, such as wound management, burn care, dermal fillers, artificial discs and tissue scaffold.

We have one U.S. patent for our OraDisc™ technology.  This oral delivery vehicle potentially overcomes the difficulties encountered in using conventional paste and gel formulations for conditions in the mouth. Utilizing this technology, we anticipate that higher drug concentrations will be achieved at the disease site, increasing the effectiveness of the product.  Our patent covers the delivery of drugs through or into any mucosal surface. The patent covers our ability to control the erosion time of the adhesive film and the subsequent drug release by adjusting the ratio of hydrophobic to hydrophilic polymers in the outer layer of the composite film.

The United States patents for our technologies and products expire in the years indicated below:

Nanoflex® technology		Year of Expiration
▪	Altrazeal® Injectable	2023
▪	Altrazeal® wound dressing and biomaterials	2029

OraDisc™ technology
▪	Mucoadhesive erodible drug delivery device	2021

Manufacturing and Supply

We currently rely on a limited number of contract manufacturers, monitored by our internal management, to manufacture, package, and finish our products and do not currently have relationships with alternate suppliers. We continue to evaluate all of our contract manufacturers for efficiency, regulatory compliance, and cost-effectiveness.  We believe that there are other contract manufacturers that can satisfy our production requirements, but should it be necessary to change suppliers this could result in a delay in production while they are qualified and validated.

Marketing and Distribution

We do not currently have the resources to market and distribute our products directly through an in-house sales force and distribution network.  As a result, we have entered into agreements to market and distribute our products through distributors.

Revenues per geographic area, along with relative percentages of total revenues, for the years ended December 31, 2017 and 2016 are described in greater detail in Note 4 of the Company's Consolidated Financial Statements for the years ended December 31, 2017 and 2016.

Significant Customers

A significant portion of our revenues are derived from a few major customers.  For the year ended December 31, 2017, three customers had greater than 10% of total revenues and jointly represented 92% of total revenues.  For the year ended December 31, 2016, three customers had greater than 10% of total revenues and jointly represented 88% of total revenues.

Research and Development, Quality Management, and Regulatory Affairs

During the years ended December 31, 2017 and 2016, we expended approximately $240,000 and $445,000, respectively in research and development, regulatory affairs and quality management activities.  The costs incurred for each of the two years are primarily attributable to maintaining our quality management system and with registration of Altrazeal® in new territories.

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, or new laws may be enacted.

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations most relevant to our business.

US Food and Drug Administration regulation of medical devices.

The Federal Food, Drug and Cosmetic Act (the "FDCA") and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. Our products include medical devices that are subject to these, as well as other federal, state, local and foreign, laws and regulations. The FDA is responsible for enforcing the laws and regulations governing medical devices in the United States.

The FDA classifies medical devices into one of three classes - Class I, Class II, or Class III depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarketing submission or application, if any, that will be required before marketing in the United States.

•
Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to "general controls" -e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.

•
Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and "special controls" -e.g., special labeling, compliance with industry standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k) process.)

•
De novo application process provides a pathway to Class II classification for medical devices for general and special controls provide a reasonable assurance of safety and effectiveness, but for which there is no legally marketed predicate device.

•
Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to establish special controls to provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a premarket approval ("PMA") application before marketing.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially marketed, distributed or sold in the United States. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA.

510(k) Pathway.

The 510(k)-review process compares a new device to a legally marketed device. Through the 510(k) process, the FDA determines whether a new medical device is "substantially equivalent" to a legally marketed device (i.e., predicate device) that is not subject to PMA requirements. "Substantial equivalence" means that the proposed device has the same intended use as the predicate device, and the same or similar technological characteristics, or if there are differences in technological characteristics, the differences do not raise different questions of safety and effectiveness as compared to the predicate, and the information submitted in the 510(k) demonstrates that the proposed device is as safe and effective as the predicate device.
To obtain 510(k) clearance, a company must submit a 510(k)-application containing sufficient information and data to demonstrate that its proposed device is substantially equivalent to a legally marketed predicate device. These data generally include non-clinical performance testing (e.g., software validation, animal testing electrical safety testing), but may also include clinical data. Typically, it takes three to twelve months for the FDA to complete its review of a 510(k) submission; however, it can take significantly longer and clearance is never assured. During its review of a 510(k), the FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k), the FDA may issue an order, in the form of a letter, that finds the device to be either (1) substantially equivalent and states that the device can be marketed in the United States, or (2) not substantially equivalent and states that device cannot be marketed in the United States. Depending upon the reasons for the not substantially equivalent finding, the device may need to be approved through the PMA pathway (discussed below) prior to commercialization.

After a device receives 510(k) clearance, any modification that could significantly affect the safety or effectiveness of the device, or that would constitute a major change in its intended use, including significant modifications to any of our products or procedures, requires submission and clearance of a new 510(k). The FDA relies on each manufacturer to make and document this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. We may make minor product enhancements that we believe do not require new 510(k) clearance. If the FDA disagrees with our determination regarding whether a new 510(k) clearance was required for these modifications, we may need to cease marketing and/or recall the modified device. The FDA may also subject us to other enforcement actions, including, but not limited to, issuing a warning letter or untitled letter to us, seizing our products, imposing civil penalties, or initiating criminal prosecution.

Premarket Approval Pathway.

Unlike the comparative standard of the 510(k) pathway, the PMA approval process requires an independent demonstration of the safety and effectiveness of a device. PMA is the most stringent type of device marketing application required by the FDA. PMA approval is based on a determination by the FDA that the PMA contains sufficient valid scientific evidence to ensure that the device is safe and effective for its intended use(s). A PMA application generally includes extensive information about the device including the results of clinical testing conducted on the device and a detailed description of the manufacturing process.

After a PMA application is accepted for review, the FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, the review time is normally longer (e.g., 1-3 years). During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the data supporting the application and provide recommendations to the FDA as to whether the data provide a reasonable assurance that the device is safe and effective for its intended use. In addition, the FDA generally will conduct a preapproval inspection of the manufacturing facility to ensure compliance with QSR, which imposes comprehensive development, testing, control, documentation and other quality assurance requirements for the design and manufacturing of a medical device.

Based on its review, the FDA may (1) issue an order approving the PMA, (2) issue a letter stating the PMA is "approvable" (e.g., minor additional information is needed), (3) issue a letter stating the PMA is "not approvable," or (4) issue an order denying PMA. A company may not market a device subject to PMA review until the FDA issues an order approving the PMA. As part of a PMA approval, the FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including withdrawal of the approval.
Most modifications to a PMA approved device, including changes to the design, labeling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and the FDA's time for review of a PMA supplement vary depending on the nature of the modification.

Clinical Trials.

Clinical trials of medical devices in the United States are governed by the FDA's Investigational Device Exemption ("IDE") regulation. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

Clinical trials of significant risk devices (e.g., implants, devices used in supporting or sustaining human life, devices of substantial importance in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health) require FDA and Institutional Review Board ("IRB"), approval prior to starting the trial. FDA approval is obtained through submission of an IDE application. Clinical trials of non-significant risk ("NSR"), devices (i.e. devices that do not meet the regulatory definition of a significant risk device) only require IRB approval before starting. The clinical trial sponsor is responsible for making the initial determination of whether a clinical study is significant risk or NSR; however, a reviewing IRB and/or FDA may review this decision and disagree with the determination.

An IDE application must be supported by appropriate data, such as performance data, animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the clinical study protocol is scientifically sound. There is no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk.

As noted above, the FDA may require a company to collect clinical data on a device in the post market setting.

The collection of such data may be required as a condition of PMA approval. The FDA also has the authority to order, via a letter, a post market surveillance study for certain devices at any time after they have been cleared or approved.

Continuing FDA regulation.

After a device is placed on the market, regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include, but are not limited to:

•	Establishment registration and device listing requirements;

•
Quality System Regulation ("QSR"), which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of finished devices;

•
Labeling requirements, which mandate the inclusion of certain content in device labels and labeling, and generally require the label and package of medical devices to include a unique device identifier ("UDI"), and which also prohibit the promotion of products for uncleared or unapproved, i.e., "off-label," uses;

•
Medical Device Reporting ("MDR"), regulation, which requires that manufacturers and importers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•
Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to the FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be not reportable.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, the following sanctions:

•	Untitled letters or warning letters;
•	Fines, injunctions and civil penalties;
•	Recall or seizure of our products;
•	Operating restrictions, partial suspension or total shutdown of production;
•	Refusing our request for 510(k) clearance or premarket approval of new products;
•	Withdrawing 510(k) clearance or premarket approvals that are already granted; and
•	Criminal prosecution.

We are subject to unannounced device inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers' facilities.

Marketing Approvals Outside the United States.

Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.  Currently, a substantial portion of our sales are being made in Europe.  Under the European Union Medical Device Directive (the "EU MDD"), medical devices must meet the EU MDD requirements and receive a CE marking certification prior to marketing in the European Union, or EU, which we have received for Altrazeal®. CE marking is the uniform labeling system of products designed to facilitate the supervision and control of the EU concerning manufacturers' compliance with the various regulations and directives of the EU and to clarify the obligations imposed in the various legislative provisions in the EU. Use of a uniform product labeling indicates compliance with all the directives and regulations required for the application of such labeling, and it is effective as a manufacturer's declaration that the product meets the required criteria and technical specifications of the relevant authorities such as health, safety, and environmental protection. CE marking ensures free trade between the EU and European Free Trade Association countries (Switzerland, Iceland, Liechtenstein, and Norway) and permits the enforcement and customs authorities in European countries not to allow the marketing of similar products that do not bear the CE marking sign. Such certification allows, among other things, marking the products (according to various categories) with the CE marking and their sale and marketing in the EU.

CE marking certification requires a comprehensive quality system program, comprehensive technical documentation and data on the product, which are then reviewed by a Notified Body, or NB. An NB is an organization designated by the national governments of the EU member states to make independent judgments about whether a product complies with the EU MDD requirements and to grant the CE marking if we, and our product, comply with specified terms. After receiving the CE marking, we must pass a review carried out by the competent NB annually, under which it audits our facilities to verify our compliance with the ISO 13485 quality system standard.

Compliance with the ISO 13485 standard, for medical device quality management systems, is required for regulatory purposes. ISO standards are recognized international quality standards that are designed to ensure that we develop and manufacture quality medical devices. Other countries are also instituting regulations regarding medical devices. Compliance with these regulations requires extensive documentation and clinical reports for all our product candidates, revisions to labeling, and other requirements such as facility inspections to comply with the registration requirements.

Many other countries, outside of the United States and Europe, have requirements and regulations similar to those in the United States and/or Europe.  As we attempt to expand our business into each new country, we will be required to comply with any applicable eligibility, registration, quality, reporting and other requirements applicable to the marketing and sale of medical devices in that market.

Other Healthcare Laws and Compliance Requirements.

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These regulations include:

•
the federal healthcare program anti-kickback law which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal healthcare program anti-kickback law or related to off-label promotion constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•
the federal Health Insurance Portability and Accountability Act of 1996 which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•
the Federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates"—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Post-Marketing Regulations.

Following approval of a new product, a company and the approved product are subject to continuing regulation by the FDA and other federal and state regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting for uses or in patient populations not described in the product's approved labeling (known as "off-label use"), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such off label uses. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Other Regulatory Matters.

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. Sales, marketing and scientific/educational programs must also comply with federal and state fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the US Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair completion laws.

The distribution of medical device products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of medical device products.

Competition

The industry that we compete in is characterized by intense competition, rapid product development and technological change.  Competition in the industry is generally based upon quality, efficacy, price, accessibility and service.  Competition is intense among manufacturers of prescription pharmaceuticals, medical devices, and other product areas where we may develop and market products in the future.  Most of our potential competitors in the wound care market such as Smith & Nephew plc, Acelity L.P. Inc., ConvaTec Inc., 3M Company, and Molnlycke Health Care are large, well established medical device or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines.  Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors.  Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments.  We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a materially adverse effect on our business, financial condition and results of operations.  We are aware of certain developmental projects for products to treat or prevent certain diseases targeted by us.  The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of wound management, which is the focus of our development activities, a number of companies are developing or evaluating new technology approaches.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar, if not identical or superior, advantages.

Wound care products developed from our Nanoflex® technology, including Altrazeal®, will compete with numerous well-established products including technologies for hydrogels, films, alginates, foams and others wound care technologies that may be marketed by Smith & Nephew plc, Acelity L.P. Inc., ConvaTec Inc., 3M Company, and Molnlycke Health Care.

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

Employees

As of December 31, 2017, we had two full-time employees in general and administration.  In addition, we use contract consultants for business development, quality control and quality assurance, clinical administration, regulatory affairs, and office administration.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  At times, we may complement our internal expertise with external scientific consultants, university research laboratories and contract manufacturing organizations that specialize in various aspects of drug development including clinical development, regulatory affairs, toxicology, preclinical testing and process scale-up.

Organizational History

We were incorporated on September 17, 1987 under the laws of the State of Nevada, originally under the name Casinos of the World, Inc.  From April 1993 to January 2002, the Company changed its name on four separate occasions, with Oxford Ventures, Inc. being the Company's name on January 30, 2002.

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

On March 23, 2017, we filed a certificate of designation creating 1,250 shares of Series B Preferred Stock which were issued on March 31, 2017 to Velocitas I LLC ("Velo LLC"), an entity controlled by Velocitas Partners, LLC ("Velocitas"). On August 1, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC automatically converted in exchange for 125,000,000 shares of Common Stock as a result of the approval by the stockholders at the 2017 Annual Meeting of Stockholders held on July 25, 2017, and the filing in July 2017, of an amendment increasing our authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares.  As of the date of this filing, all shares of Series B Preferred Stock have been redeemed.

Corporate Information

Our principal executive offices are located at 4410 Beltway Drive, Addison, Texas 75001.  Our telephone number is (214) 905-5145.

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

Our ability to achieve significant revenue or profitability depends upon our ability to successfully commercialize existing products, particularly Altrazeal®.  Historically, none of our existing products have had significant sales, and all of our products compete in a competitive marketplace.  We may not generate significant revenues or profits from the sale of Altrazeal® or other products in the future. If we are unable to generate significant revenues over the long term, we will not be profitable and may need to discontinue our operations.

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

In connection with our issuance of $1,000,000 in promissory notes to Velocitas, we signed a security agreement under which we and our subsidiaries have pledged all of our assets as security for the obligations under the notes and security agreement.  If we default on any such note or the related security agreement, Velocitas will have available to it all remedies typically available to a secured creditor.  This may include foreclosing on and auctioning all of our assets and credit bidding at such auction. Any default under our notes to Velocitas would harm, and likely force us to discontinue, our business.

Sales of our products are dependent in part upon the efforts of commercial partners and other third parties over which we have no or little control.

The right to market and sell our key products in many key markets has been licensed to third parties.  This presents certain risks, including the following:

▪
our commercial partners and licensees may not place the same priority on sales of our products as we do, may fail to honor contractual commitments, may not have the expertise, financial strength, marketing ability or other characteristics necessary to effectively market our products, may dedicate only limited resources to, and/or may abandon, marketing of a product for reasons, including reasons such as a shift in corporate focus, unrelated to our products' merits;

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

We do not have the resources to hire a dedicated in-house sales and distribution force for our products.  As a result, our strategy for the development and commercialization of our potential products requires us to enter into various arrangements with corporations, collaborators, licensees and others in order to develop, produce and market our products. Our business depends upon our ability to enter into agreements for the development, production, marketing and sale of our products on reasonable terms, which we may be unable to do.  Even if we enter into such agreements, we are subject to the risk that the counterparty to the agreement will not fulfill their obligations under such agreements. Our ability to successfully commercialize and market our products and product candidates will be harmed if our existing relationships are terminated, we are unable to enter into new relationships or our partners fail to fulfill their obligations under the agreements.

We are dependent upon contract manufacturers to safely and timely manufacture our products.

We have limited experience in the manufacture of medical devices and pharmaceutical products in commercial quantities.  As a result, we have established, and in the future intend to establish, arrangements with contract manufacturers to manufacture, package, label, and deliver our medical devices and pharmaceutical products.  Our business will suffer if there are delays or difficulties in establishing relationships with manufacturers to manufacture, package, label, and deliver our products or if the prices charged by such manufacturers are higher than anticipated.  Moreover, contract manufacturers that we may use must adhere to current Good Manufacturing Practices, as required by FDA and other regulatory agencies.  If any such manufacturers fail to comply with FDA requirements and similar requirements of other nations, the manufacturers may be unable to manufacture our products.  In addition, such manufacturers may fail to manufacture our products in accordance with specifications, or the manufacturing specifications may fail to produce products that comply with functional, technical, cosmetic or other requirements.  In addition, third party manufacturers may fail to meet delivery timelines, which may cause problems in our customer or distributor relationships and potentially lead to defaults or an obligation to pay damages.  If we are unable to obtain or retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize our products as planned.  Our dependence upon third parties for the manufacture of our products may harm our ability to generate significant revenues or acceptable profit margins and our ability to develop and deliver such compliant products on a timely and competitive basis.

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

In the area of wound management and burn care, which is the primary focus of our commercialization and development activities, a number of companies are developing or evaluating new technology approaches.  Significantly larger companies compete in this marketplace including Smith & Nephew plc, Acelity L.P. Inc., ConvaTec Inc., 3M Company, Molnlycke Health Care, and numerous other companies.  We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative technologies achieve similar if not identical or superior advantages.

In the area of erodible film technology, any products developed from our OraDisc™ erodible film technology, for the controlled release of pharmaceutical actives, will compete with numerous alternative drug delivery technologies including fast release film technology, transdermal drug delivery, and other mucoadhesive film technologies developed by BioDelivery Sciences International, Inc., Church & Dwight, Inc., Johnson & Johnson Consumer Products, Inc., Pfizer Consumer Healthcare, and Aspen Pharmacare Holdings Limited.

These competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations.  As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

In addition, most of our competitors have greater experience than we do in conducting preclinical and clinical trials and may obtain FDA and other regulatory approvals for product candidates more rapidly than we do.  Companies that complete clinical trials obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage.  Products resulting from our development efforts or from our joint efforts with collaborative partners therefore may not be commercially competitive with our competitors' existing products or products under development.

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

Accounting Standards Codification ("ASC") Topic 350-30, Intangibles Other than Goodwill requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. In addition, under ASC Topic 350-30, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

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

We evaluate the estimated lives of all intangible assets on an annual basis, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant and could have a material adverse effect on reported financial results for the period in which the charge is taken.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  Based on this assessment, management believes that during the year ended December 31, 2017 we did not maintain an effective control environment as a result of the lack of segregation of duties. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price and lead to disruptions, litigation and liabilities.

Our business is subject to complex corporate governance, public disclosure, and accounting requirements and regulations that could adversely affect our business and financial results and condition.

We are subject to changing rules and regulations of various federal and state governmental authorities. These entities, including the Public Company Accounting Oversight Board and the Securities and Exchange Commission (the "SEC"), have issued a significant number of complex requirements and regulations over the course of the last several years and continue to develop additional requirements and regulations in response to laws enacted by Congress, including the Sarbanes-Oxley Act of 2002 and, most recently, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act.  Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management's time from other business activities.  We also may incur liability if we fail to comply with such laws.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

We are highly dependent upon the efforts of our senior management team, all of which are employed on an at-will basis.  In February 2017, Helmut Kerschbaumer, our then Interim President and Chief Executive Officer resigned.  Our new Chief Executive Officer, Vaidehi Shah, is not party to an employment agreement and may terminate her employment at any time.  Also, she is involved in other businesses or enterprises.  The loss of services from Ms. Shah or one or more other members of our senior management or scientific team could delay or prevent the achievement of our development or product commercialization objectives, harm marketing and distribution, harm capital raising and otherwise harm out business. We do not maintain any "key-man" insurance policies on any of our senior management and we do not intend to obtain such insurance.  In addition, due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel.  There is intense competition among major pharmaceutical and medical device companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of our activities and we may be unsuccessful in attracting and retaining these personnel.

Our Chief Executive Officer is affiliated with Velocitas which may lead to certain risks.

In February 2017, our Board of Directors appointed Vaidehi Shah to serve as Chief Executive Officer.  Ms. Shah also serves as the Chairman of the Board of Directors for the Company.  She also serves as a managing member of Velocitas Partners, LLC and as managing director of Velocitas GmbH, an entity wholly owned by Velocitas Partners, LLC.  Velocitas GmbH is an international medical technology licensing and distribution company and was previously involved in the distribution of Altrazeal®.  Concurrent with the second closing, we appointed other representatives of Velocitas Partners, LLC to the Board of Directors and to executive roles within the Company and also acquired from Velocitas all the Altrazeal® related distribution agreements.  The role of Ms. Shah's and other Velocitas appointees with other business activities may interfere with their decision making as an officer and director of the Company.  In addition, Ms. Shah devotes a portion of her time to other business endeavors. As a result, she may not be effective as she would be if she were working only for the Company.

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

Certain international markets accounting for a signficiant portion of our current revenues are subject to financial and geopolitical instability.

In recent years, our strategy had been to focus on international markets as a result of which certain markets from the Middle East, Europe, and other emerging markets account for a significant portion of our current revenues.  Continuing worldwide economic and geopolitical instability could result in slower than expected revenue growth and collection issues

Risks Related to Development, Clinical Testing and Regulatory Approval

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

Lower prices for health care products may result from:

▪	Third-party payers' increasing challenges to the prices charged for medical products and services;

▪
The trend toward managed health care in the Unites States and the concurrent growth of group purchasing organizations and similar organizations that can control or significantly influence the purchase of healthcare services and products;

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

Our product candidates are subject to the risks of failure inherent in the development of pharmaceuticals and medical devices based on new technologies.  Our failure to develop safe, commercially viable products would severely limit our ability to become profitable or to achieve significant revenues.  We may be unable to successfully commercialize our product candidates because:

▪	some or all of our product candidates may be found to be unsafe or ineffective or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances;
▪	our product candidates, if safe and effective, may be too difficult to develop into commercially viable products;
▪	we have limited financial resources for future product development;
▪	it may be difficult to manufacture or market our product candidates on a large scale;
▪	given our limited market presence, we may be unable, directly or indirectly through licensees, to effectively market and distribute our products or establish a strong brand;
▪	proprietary rights of third parties may preclude us from marketing our product candidates; and
▪	third parties may market superior or equivalent products.

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

Our success depends, in part, on our ability to obtain U.S. and foreign patent protection for our drug and device candidates and processes, preserve our trade secrets and operate our business without infringing the proprietary rights of third parties.  Legal standards relating to the validity of patents covering pharmaceutical and medical device inventions and the scope of claims made under such patents are still developing.  We cannot assure you that any existing or future patents issued to, or licensed by, us will not subsequently be challenged, infringed upon, invalidated or circumvented by others.   As a result, although we, together with our subsidiaries, are the owner of U.S. patents and U.S. patent applications now pending, and international patents and international patent applications, we cannot assure you that any additional patents will issue from any of the patent applications owned by us.  In addition, as a result of liquidity shortages, we have allowed certain patents and patent applications to lapse.  Furthermore, any rights that we may have under issued patents may not provide us with significant protection against competitive products or otherwise be commercially valuable.  Patent we have been granted for our Nanoflex® technology begin to expire in 2023 and for our OraDisc™ technology begin to expire in 2021.  As such patents expire, it will be easier for our competitors to imitate the functionality and methods of our patented inventions.

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

Our charter allows us to issue up to 750,000,000 shares of our Common Stock and to issue and designate the rights of, without stockholder approval, up to 20,000 shares of preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a new class of preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our Common Stock.

Rights of first offer held, or allegedly held, by shareholder may perpetuate concentration of ownership and lead to issuances of stock at lower prices than would occur absent the existence of such rights.

We have granted Velocitas and other persons a right of first offer, or preemptive right, permitting such persons to acquire a percentage of any securities offered by the Company (subject to certain standard exceptions) reflective of their percentage ownership in the Company.   This right of first offer, if exercised, will permit these existing key affiliates of the Company to maintain their percentage ownership in the Company.  In addition, the existence of this right of first offer may discourage third parties from investing in or negotiating with the Company, as a majority of the securities the third-party investors intends to purchase may instead be acquired pursuant to the right of first offer. If third party interest or demand in our securities is limited, the price at which we can sell our securities may be lower than it otherwise would be.

In addition, representatives of IPMD GmbH ("IPMD") have alleged that IPMD has a right of first offer based upon a 2012 purchase agreement, to be exercised within 30 days of written notice, to take over all, or part, of any equity-based financing made by the Company.  In addition, IPMD asserts that this same 2012 purchase agreement provides it with an ongoing right to designate two directors.  We dispute the scope and other aspects of the right of first offer and the asserted right to designate directors.  In light of uncertainty as to who controls IPMD and internal issues at IPMD, we do not expect to be able to resolve the disputes with IPMD in the immediate future.  The rights claimed by IPMD may delay or harm our ability to close future offerings and may lead to disputes with respect to the governance of the Company.  In particular, the scope of the right of first offer as asserted by IPMD may limit the ability of the Company to close any offering on a short-term basis.  These alleged rights could also lead to litigation in the future.

Sales of our common stock could lower our stock price.

Trading in our Common Stock is limited, and daily trading volumes are low.  As a result, the market price for our Common Stock can be harmed by the sale of even a moderate number of shares of our Common Stock.  As a result of this limited market, stockholders may have difficulty in obtaining liquidity for their shares of Common Stock, and any liquidity they obtain may be at a low stock price.

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

Our Common Stock is quoted on the OTCQB™ marketplace, operated by the OTC Markets Group.  The OTCQB is a market tier for over-the-counter-traded companies that are registered and reporting with the SEC.  The OTCQB is viewed by most investors as a less desirable, and less liquid, marketplace than a national stock exchange.  As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of our Common Stock.

Our common stock is a "low-priced stock" and subject to regulations that limits or restricts the potential market for our stock.

Shares of our Common Stock are "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our Common Stock.  In general, a low-priced stock is an equity security that:

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

We believe that our Common Stock is presently a "penny stock." At any time, our Common Stock qualifies as a penny stock, the following requirements, among others, will generally apply:

▪
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

▪
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale.

▪	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
• bid and offer price quotes and volume information;
• the broker-dealer's compensation for the trade;
• the compensation received by certain salespersons for the trade;
• monthly accounts statements; and
▪ a written statement of the customer's financial situation and investment goals.

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

In addition, our Bylaws include a requirement that shareholders who wish to nominate any candidates for director, or propose any business for a meeting of stockholders, provide our Company with advanced written notice of the nomination or the proposal, accompanied by specified information.    In general, such notice must be delivered not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is advanced more than 30 days prior to such anniversary date or delayed more than 60 days after such anniversary date, then to be timely such notice must be received by the Company no later than the later of 70 days prior to the date of the meeting or the 10th day following the day on which public announcement of the date of the meeting was made.  These requirements are in addition to any requirements set forth in rules adopted by the SEC.   The advanced notice requirement may limit the ability of any shareholder to influence the Company by nominating a director or making a proposal, and the requirement's existence may result in decreased interest in our capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we did not own any real property.

On December 15, 2017, we entered into a Termination of Lease Agreement whereby we cancelled our then existing lease for office and laboratory space and concurrently entered into a new lease agreement (the "Office Lease") that will continue until December 2019.  The Office Lease encompasses approximately 2,500 rentable square feet and requires a minimum monthly lease obligation of $2,721, which is inclusive of monthly operating expenses.

On January 25, 2018, we entered into a lease agreement for storage and warehouse space in Carrollton, Texas.  The lease commenced on January 24, 2018 and will continue until December 2019.  The lease requires a minimum monthly lease obligation of $1,564, which is inclusive of monthly operating expenses.

We believe that our existing leased facilities are suitable for the conduct of our business and adequate to meet our growth requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

On April 2, 2012, our Common Stock began quotation and trading on the OTCQB™ marketplace, operated by the OTC Markets Group, under the symbol "ULUR".

From July 26, 2007 to April 1, 2012 our Common Stock was traded on the exchange currently known as the NYSE MKT NYSE Amex, LLC exchange under the symbol "ULU".  From March 31, 2006 to July 25, 2007 our Common Stock was quoted on the OTC Bulletin Board under the symbol "ULUR.OB".

The following table sets forth, on a quarterly basis, the high and low per share closing prices of our Common Stock as reported on the OTCQB™ marketplace in each calendar quarter from January 1, 2016 through December 31, 2017.

Year Ended December 31, 2017	High	Low
First Quarter	$0.15	$0.04
Second Quarter	$0.08	$0.05
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.05	$0.03

Year Ended December 31, 2016
First Quarter	$0.21	$0.07
Second Quarter	$0.14	$0.07
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.09	$0.03

Holders of Common Stock

As of March 30, 2018, there were approximately 83 shareholders of record holding our Common Stock based upon the records of our transfer agent, which do not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.  We believe the number of actual shareholders of our Common Stock exceeds the number of registered shareholders.  As of March 30, 2018, there were 750,000,000 shares of Common Stock authorized and 201,349,431 shares of Common Stock issued and outstanding.

The last sales price of our Common Stock on March 29, 2018 was $0.035 per share as quoted and traded on the OTCQB™ marketplace.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In March 2006, our board of directors (the "Board") adopted and our stockholders approved our 2006 Equity Incentive Plan (the "Incentive Plan"), which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock options and other equity awards.  At the annual meetings of the stockholders held on May 8, 2007, December 17, 2009, June 15, 2010, June 14, 2012, June 13, 2013, and on June 15, 2014, our stockholders approved amendments to the Equity Incentive Plan to increase the total number of shares of Common Stock issuable under the Equity Incentive Plan pursuant to stock options and other equity awards by 266,667 shares, 200,000 shares, 200,000 shares, 400,000 shares, 600,000 shares, and 1,000,000 shares, respectively, to a total of 2,800,000 shares.

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

As of December 31, 2017, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 150,736 were outstanding at a weighted average exercise price of $4.26 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 29, 2016, the Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the Incentive Plan does not affect outstanding awards.

On March 28, 2018, our Board of Directors adopted and approved our 2018 Equity Incentive Plan which initially provides for the issuance of up to 20,000,000 shares of our Common Stock pursuant to stock options and other equity awards.

The following table sets forth the outstanding stock options or rights that have been authorized under equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Equity Incentive Plan	150,736	$4.26	-0-

Equity compensation plans not approved by security holders	-0-	n/a	-0-

Total	150,736	$4.26	-0-

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other information in this Report contains forward-looking statements that are subject to significant risks and uncertainties. You can identify these forward-looking statements by the fact that they use words such as "should", "expect", "anticipate", "estimate", "target", "may", "project", "guidance", "will", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them. We have included important factors in the cautionary statements included in this Report, particularly under "Item 1.A Risk Factors", that we believe could cause actual results to differ materially from any forward-looking statement.

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

Utilizing these two platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing ("Altrazeal®"), based on our Nanoflex® technology, has the potential to change the way health care providers approach wound treatment.   Altrazeal® is indicated for both exuding acute wounds such as partial thickness burns, donor sites, surgical and traumatic wounds, and for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the FDA, the EU, and a number of other international markets.

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
During 2017, we were successful in improving the sales of Altrazeal®, particularly in international markets.  We were also able to achieve significant savings in our operating expense structure, which was highlighted by the settlement of certain liabilities at a level below the original indebtedness. In addition to recruiting new talent to stimulate revenue growth during 2017, we also engaged a new regulatory team during the year that reviewed and enhanced our existing quality management systems.

In 2018, we intend to continue to execute a series of operational plans originally launched in 2017 to enhance and streamline our business. This includes undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal® as well as to improve operational efficiencies and reduce costs. While we continue to focus on growing our international revenue base in 2018, we have also decided to initiate sales and marketing efforts in the United States.  In preparation for this, we have been reaching out to a number of potential customers to identify and validate potential marketing strategies for Altrazeal® that will reposition its entry into certain market segments and certain medical indications that may enable faster adoption and market penetration. We have also established a scientific advisory board with pre-eminent domestic and international experts in the advanced wound care field as well as launched a new website and other marketing collaterals for Altrazeal® in preparation of a global product relaunch.

Recent Developments

Operations

On February 27, 2017, the Company appointed Vaidehi Shah to serve as the Company's Chief Executive Officer.  Effective as of April 1, 2017 the Company engaged Velocitas GmbH to provide operational support services in the fields of regulatory administration, finance, international customer account management, manufacturing, supply chain logistics and other services required by the Company.  Starting in April 2017, our new team initiated a number of business activities with the aim of reassessing Altrazeal®'s marketing strategy to accelerate sales as well as improving the Company's operations to create a strong organizational foundation going forward.  These activities include (i) showcasing Altrazeal® to new physicians, hospitals, clinics, and marketing partners to evaluate potential strategies for the domestic market, (ii) recruiting and increasing staff responsible for oversight of international sales and marketing, (iii) engaging third-party experts to assess and oversee the Company's quality management system and regulatory affairs, (iv) reviewing manufacturing and operational processes to increase cost efficiencies, and (v) negotiating and settling pending financial liabilities.

Debt Financing and Preferred Stock Offering – March 2017

On February 27, 2017, the Company entered into a Note, Warrant and Preferred Stock Purchase Agreement (the "Purchase Agreement") with Velocitas Partners, LLC ("Velocitas") and Velocitas I LLC ("Velo LLC"), an entity controlled by Velocitas, under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017 (the "March 2017 Offering").

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of a $500,000 Secured Convertible Note dated February 27, 2017 (the "Initial Note"), with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).  The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value of an additional $500,000 Secured Convertible Note (the "Second Note") with the Second Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances), and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.
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

The Series B Convertible Preferred Stock that was issued in connection with the second closing provided, among other things that it would automatically convert into Common Stock when the number of authorized shares of Common Stock was increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to Common Stock. Following stockholder approval of an amendment to our articles of incorporation increasing the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares, the Company filed on July 26, 2017 with the State of Nevada an amendment to its articles of incorporation implementing such increase.  This resulted in the conversion of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC into 125,000,000 shares of Common Stock.

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of Common Stock (the "Warrant").  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates signed a Voting Agreement (the "Voting Agreement") pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement had agreed to vote in favor of a proposal to amend the Company's articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the "Investor Rights Agreement") that provides the parties thereto with demand Form S-3 and piggy back registration rights, Rule 144 information rights, and rights of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Our principal source of liquidity is cash and cash equivalents.  As of December 31, 2017, our cash and cash equivalents were $3,711,000 which is an increase of approximately $3,674,000 as compared to our cash and cash equivalents at December 31, 2016 of approximately $37,000.  Our working capital (current assets less current liabilities) was approximately $3,123,000 at December 31, 2017 as compared to our working capital at December 31, 2016 of approximately $(1,614,000).

Consolidated Cash Flow Data
	Year Ended December 31,
Net Cash Provided by (Used in)	2017	2016
Operating activities	$(2,201,000)		$(1,557,000)
Investing activities	(4,000)		2,000
Financing activities	5,879,000		1,412,000
Net increase in cash and cash equivalents	$3,674,000	$	(143,000)

Operating Activities

For the year ended December 31, 2017, net cash used in operating activities was approximately $2,201,000.  The principal components of net cash used for the year ended December 31, 2017 were, in approximate numbers, our net loss of $1,936,000, a decrease of $814,000 in accounts payable due to timing of vendor payments and the settlement of certain accounts payable liabilities, a decrease of $151,000 in accrued liabilities due to payment of temporary compensation deferrals, a decrease of $16,000 in deferred revenues due to amortization of revenues, an increase of $194,000 in accounts receivable due to timing of customer remittances, and an increase of $35,000 in prepaid expenses related to insurance policy renewals.  Our net loss for the year ended December 31, 2017 included substantial non-cash charges of approximately $784,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, and amortization of debt issuance costs.  The aforementioned net cash used for the year ended December 31, 2017 was partially offset by, in approximate numbers, an increase of $99,000 in accrued interest and a decrease of $62,000 in inventories.

For the year ended December 31, 2016, net cash used in operating activities was approximately $1,557,000.  The principal components of net cash used for the year ended December 31, 2016 were, in approximate numbers, our net loss of $4,454,000, a decrease of $324,000 in deferred revenues due to amortization of revenues, a decrease of $51,000 in accrued liabilities due to repayment of temporary compensation deferrals, an increase of $28,000 in inventory, and an increase of $12,000 in prepaid expenses related to insurance, listing fees, and consulting.  Our net loss for the year ended December 31, 2016 included substantial non-cash charges of approximately $3,033,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and an impairment charge on intangible assets.  The aforementioned net cash used for the year ended December 31, 2016 was partially offset by, in approximate numbers, an increase of $247,000 in accounts payable due to timing of vendor payments, an increase of $2,000 in accrued interest, and a decrease of $30,000 in accounts receivable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was approximately $4,000 was approximately $4,000 and relates to the purchase of computer equipment.

Net cash provided by investing activities for the year ended December 31, 2016 was approximately $2,000 and included $4,000 from the sale of equipment which was partially offset by the purchase of computer equipment for $2,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was approximately $5,879,000 and was composed of, in approximate numbers, the net proceeds of $5,899,000 from the March 2017 Offering and the net proceeds of $120,000 from certain short-term promissory notes issued to Velocitas and Kirkwood.  The aforementioned net cash provided for the year ended December 31, 2017 was partially offset by the repayment of $140,000 of short-term promissory notes issued to Velocitas and Kirkwood.

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

Liquidity

As of December 31, 2017, we had cash and cash equivalents of approximately $3,711,000.

We expect to use our cash, cash equivalents, and investments on working capital, for general corporate purposes, on property and equipment, and for the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® wound care product; therefore, we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2018 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of December 31, 2017, our net working capital (current assets less current liabilities) was approximately $3,123,000 and we believe that our liquidity will be sufficient to fund operations beyond 2018.

In the event that we need to raise capital in the future, due to our limited revenue we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.  We have no commitments with respect to additional capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management product and the market acceptance of this product;
▪	our ability to establish and maintain collaborative arrangements with business partners for the development and commercialization of certain product opportunities;
▪	scientific progress in our development programs;
▪	the marketing and sales efforts of our distributors and sub-distributors;
▪	the costs involved in filing, prosecuting and enforcing patent claims and our maintenance of patent rights;
▪	the cost of manufacturing and production scale-up;
▪	competing product developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights); and
▪	our general financial situation, including our revenues, liquidity, capitalization and other factors.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of December 31, 2017, which is composed of a lease agreement for office and laboratory space in Addison, Texas, a lease agreement for storage and warehouse space in Carrollton, Texas, and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$101,458	$50,399	$51,059	$	---	$	---
Total contractual cash obligations	$101,458	$50,399	$51,059	$	---	$	---

Capital Expenditures

For the years ended December 31, 2017 and 2016, our expenditures for property, equipment, and leasehold improvements were, in approximate numbers, $4,000 and $2,000, respectively.  Such expenditures in 2017 and 2016 relate primarily to the purchase of computer equipment for our administrative office.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2017, we utilized Bank of America, N.A. and South State Bank as our banking institutions.  During 2016, we utilized only Bank of America, N.A. as our banking institution.  At December 31, 2017 and December 31, 2016 our cash and cash equivalents totaled approximately $3,711,000 and $37,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2017 and at December 31, 2016.  As of December 31, 2017, three customers, of which two are our international distributors, exceeded the 5% threshold, jointly with 99%.  One customer, being one of our international distributors, exceeded the 5% threshold at December 31, 2016, with 95%.  To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

Comparison of the year ended December 31, 2017 and 2016

Total Revenues

Revenues totaled approximately $717,000 for the year ended December 31, 2017, as compared to revenues of approximately $443,000 for the year ended December 31, 2016, and were comprised of, in approximate numbers, licensing fees of $6,000 from OraDisc™ licensing agreements and product sales of approximately $711,000 for Altrazeal®.

The year ended December 31, 2017 revenues represent an overall increase of approximately $274,000 versus the comparative year ended December 31, 2016.  The increase in revenues is primarily attributable to an increase of approximately $633,000 in international sales of Altrazeal®.  The revenue increase was partially offset by a decrease of approximately $359,000 in licensing fees due to the one-time recognition in 2016 of unamortized licensing fees related to the cancellation by the Company of licensing agreements with three distributors; Altrazeal AG, KunWha Pharmaceutical Co., and Jiangxi Aiqilin Pharmaceuticals Group.  The recognition of unamortized licensing fees was based upon the cancellation of the distribution agreements and that there were no further performance obligations that were required by the Company under each distribution agreement.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold totaled approximately $230,000 for the year ended December 31, 2017 and was composed of, in approximate numbers, $225,000 from the sale of our Altrazeal® products and $5,000 from the write-off of obsolete raw materials.  Cost of goods sold totaled approximately $28,000 for the year ended December 31, 2016 and was composed entirely of costs from the sale of our Altrazeal®.

Research and Development

Research and development expenses totaled approximately $240,000 for the year ended December 31, 2017, including nil in share-based compensation, as compared to approximately $445,000 for the year ended December 31, 2016, which included $8,000 in share-based compensation.  The decrease of approximately $205,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $56,000 in direct research costs for Altrazeal® primarily related to consulting costs and product registration costs, a decrease of $201,000 in scientific compensation related to wage reductions by existing staff, lower head count, and lower share-based compensation, and a decrease of $11,000 in miscellaneous operating costs.  These expense decreases were partially offset by an increase of approximately $63,000 in regulatory consulting costs.

The direct research and development expenses for the years ended December 31, 2017 and 2016 were, in approximate numbers, as follows:

	Year Ended December 31,
Technology	2017		2016
Wound care & Nanoflex®	$	(3,000)	$49,000
OraDisc™		18,000	22,000
Other technologies		1,000	1,000
Total		$16,000	$72,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,478,000 for the year ended December 31, 2017, including $8,000 in share-based compensation, as compared to approximately $1,309,000 for the year ended December 31, 2016, which included $12,000 in share-based compensation.  The increase of approximately $169,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $131,000 in operating costs for product sales and marketing, an increase of $68,000 in compensation related to an increase in head count, an increase of $42,000 in bad debt expense as the prior year included a non-recurring credit adjustment, an increase of $39,000 in royalty expenses associated with product sales, an increase of $39,000 in costs associated with our office relocation, and an increase of $11,000 in costs relating to the annual meeting of stockholders held in July 2017.  These expense increases were partially offset by, in approximate numbers, a decrease of $69,000 in legal expenses, a decrease of $68,000 in investor relations consulting, and a decrease of $24,000 in insurance costs.

Amortization of Intangible Assets

Amortization expense of intangible assets totaled approximately $431,000 for the year ended December 31, 2017 as compared to approximately $802,000 for the year ended December 31, 2016.  The expense for each period consists of amortization associated with our acquired patents and acquired licensing rights.  The decrease of approximately $371,000 in amortization expense is attributable to the impairment in 2016 of two patents; "Amlexanox (OraDisc™ A)" and "OraDisc™".  We purchased additional licensing rights of approximately $869,000 from Velocitas during the year ended December 31, 2017.

Depreciation

Depreciation expense totaled approximately $77,000 for the year ended December 31, 2017 as compared to approximately $133,000 for the year ended December 31, 2016.  The decrease of approximately $56,000 in depreciation expense is attributable to certain equipment being fully depreciated.

Impairment of Intangible Asset - Patents

We performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2017.  There was no impairment charge for the year ended December 31, 2017.  We previously performed an evaluation of our intangible assets for purposes of determining possible impairment as of December 31, 2016.  Upon completion of the evaluation, the fair value of our intangible patent assets exceeded the recorded remaining book value except for the valuation of two patents; "Amlexanox (OraDisc™ A)" and "OraDisc™".  We recognized an impairment charge of approximately $2,027,000 for the year ended December 31, 2016.

Interest Expense

Interest expense totaled approximately $421,000 for the year ended December 31, 2017 as compared to approximately $137,000 for the year ended December 31, 2016.  Interest expense is comprised of financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and financing costs related to our outstanding debt.  The increase of approximately $284,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes with Velocitas from the March 2017 Offering.

Foreign Currency Transaction (Loss)

Foreign currency transaction loss totaled approximately $5,000 for the year ended December 31, 2017 as compared to a foreign currency transaction gain of approximately $4,000 for the year ended December 31, 2016.  The decrease of approximately $9,000 is related to fluctuations in the Euro exchange rate experienced during 2017 and the pricing of Altrazeal® product sales to our international distributors being denominated in Euros.

Gain on Settlement of Liabilities

Gain on settlement of liabilities totaled approximately $228,000 for the year ended December 31, 2017 as compared to nil for the year ended December 31, 2016.  During 2017, the Company was able settle certain liabilities for less than the original obligation recognized by the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for financial information.  The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate these estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and which require complex management judgment.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the ASC Topic 605, Revenue Recognition ("ASC Topic 605"), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  We recognize revenue as products are shipped based on terms when title passes to customers.  We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price.  All product returns must be pre-approved.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns.  At December 31, 2017 and 2016, this reserve was nil as we have not experienced historically any product returns.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer's ability to pay.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Actual write-off of receivables may differ from estimates due to changes in customer and economic circumstances.

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

Share-based Compensation – Employee Share based Awards

We primarily grant qualified stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant.  Under the fair value recognition provisions of ASC Topic 718, Stock Compensation ("ASC Topic 718"), and ASC Topic 505, Equity ("ASC Topic 505"), share based compensation cost is based on the value of the portion of share-based awards that is ultimately expected to vest during the period.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for share-based awards.  The Black-Scholes model requires the use of assumptions which determine the fair value of the share-based awards.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. In accordance with ASC Topic 718 and ASC Topic 505, we are required to estimate forfeitures at the grant date and recognize compensation costs for only those awards that are expected to vest.  Judgment is required in estimating the amount of share-based awards that are expected to be forfeited.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the reasons described below under "Management's Annual Report on Internal Control Over Financial Reporting" below.

Changes in Internal Control Over Financial Reporting

The Company's Board of Directors previously had an Audit Committee, a Compensation Committee, and a Nominating and Governance Committees.  Following the closing of the March 2017 Offering with Velocitas Partners LLC and Velocitas I LLC, all of our directors are appointees, and affiliates of, Velocitas Partners or Bradley J. Sacks under the Voting Agreement.  None of our directors is independent for Audit Committee purposes, and only Bradley J. Sacks and Arindam Bose would satisfy the general independence requirements of the Nasdaq Stock Market. Although the Company anticipates appointing independent directors in the future, during the rebuilding phase in which the Company finds itself, the Company is not in a position to attract qualified industry and other independent directors. In light of the absence of independent directors to staff the Audit Committee, and limited number of independent directors to staff the other committees, the Board determined in 2017 to dissolve its committees, revoke its committee charters and have the Board as a whole perform the functions previously performed by the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees.  The Board believes it is appropriate for the Company not to have a standing Audit, Compensation or Nominating Committee, or a charter for any such committee, in light of the fact that the Company is majority-controlled by affiliates of Velocitas Partners and the Board's belief that expending the capital to expand the Board to include fully independent directors would be an inappropriate use of capital at this stage when the Company has limited revenue and resources to commercialize its existing products.

During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management believes that during the year ended December 31, 2017 the Company did not maintain an effective control environment as a result of the lack of segregation of duties.

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

The information required by this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2018 Annual Meeting of Stockholders (our "2018 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm – Montgomery Coscia Greilich, LLP
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
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

In reviewing the agreements included as exhibits to this annual report on Form 10-K, you are advised that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

ULURU Inc.

Date: March 30, 2018	By	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
Principal Executive Officer

Date: March 30, 2018	By	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2018	/s/ Vaidehi Shah
Vaidehi Shah, Director

Date: March 30, 2018	/s/ Anish Shah
Anish Shah, Director

Date: March 30, 2018	/s/ Arindam Bose
Arindam Bose, Director

Date: March 30, 2018	/s/ Bradley J. Sacks
Bradley J. Sacks, Director

Date: March 30, 2018	/s/ Oksana Tiedt
Oksana Tiedt, Director

INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1		Restated Articles of Incorporation, including Certificate of Designation of Series B Preferred Stock and certificate of amendment dated July 26, 2017. (4)
3.2		Amended and Restated Bylaws dated December 5, 2008. (5)
4.1		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Kerry P. Gray. (13)
4.2		Common Stock Purchase Warrant dated March 14, 2013 by and between ULURU Inc. and Terrance K. Wallberg. (13)
4.3		Common Stock Purchase Warrant dated March 6, 2014 by and between ULURU Inc. and San Diego Torrey Hills Capital, Inc. (16)
4.4		Warrant to Purchase Shares of Common Stock dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
4.5		Form of Warrant dated March 30, 2016 by and between ULURU Inc. and the purchasers' party thereto. (26)
4.6		Common Stock Purchase Warrant dated March 31, 2017 by and between ULURU Inc. and Velocitas Partners, LLC. (28)
10.1		License Agreement dated October 12, 2005 by and between ULURU Delaware Inc. and Access Pharmaceuticals, Inc. (2)
10.2.1		Lease Agreement dated January 31, 2006 by and between ULURU Delaware Inc. and Addison Park Ltd. (2)
10.2.2		Amendment to Lease Agreement dated February 22, 2013 by and ULURU Delaware Inc. and Addison Park Ltd. (16)
10.2.3		Second Amendment to Lease Agreement dated March 17, 2015 by and ULURU Delaware Inc. and Addison Park Ltd. (18)
10.3		License Agreement dated August 14, 1998 by and between ULURU Delaware Inc. and Strakan Ltd. (2)
10.4	*	ULURU Inc. 2006 Equity Incentive Plan. (1)
10.4.1	*	First Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated May 8, 2007. (3)
10.4.2	*	Second Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated December 17, 2009. (7)
10.4.3	*	Third Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 10, 2010. (8)
10.4.4	*	Fourth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 14, 2012. (11)
10.4.5	*	Fifth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 13, 2013. (14)
10.4.6	*	Sixth Amendment to the ULURU Inc. 2006 Equity Incentive Plan dated June 5, 2014. (17)
10.5	*	ULURU Inc. 2018 Equity Incentive Plan. (32)
10.5.1	*	Form of Award Agreement – Incentive Stock Option. (32)
10.5.2	*	Form of Award Agreement – NonStatutory Stock Option . (32)
10.6		License and Supply Agreement dated November 17, 2008 by and between ULURU Inc. and Meda AB. (5)
10.7	*	Indemnification Agreement dated July 13, 2009 by and between ULURU Inc. and Terrance K. Wallberg. (6)
10.8		Acquisition and Licensing Agreement dated June 25, 2010 by and between ULURU Inc., Strakan International Limited and Zindaclin Limited. (9)
10.9		Waiver Agreement dated January 11, 2016 by and between ULURU Inc. and Inter-Mountain Capital Corp. (25)
10.10		Securities Purchase Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.11		Registration Rights Agreement dated April 14, 2015 by and between ULURU Inc. and Inter-Mountain Capital Corp. (19)
10.12	*	Indemnification Agreement dated July 27, 2015 by and between ULURU Inc. and Bradley J. Sacks. (20)
10.13		License Purchase and Termination Agreement, dated December 24, 2015, by and between ULURU Inc., Altrazeal Trading GmbH, and IPMD GmbH. (24)
10.14		Note, Warrant and Preferred Stock Purchase Agreement, dated February 27, 2017 by and between ULURU Inc. and Velocitas Partners, LLC. (27)
10.15		Secured Convertible Promissory Note, dated February 27, 2017 in favor of Velocitas Partners, LLC. (27)
10.16		Security Agreement, dated February 27, 2017 among ULURU Inc., the subsidiaries of the ULURU Inc. and Velocitas Partners, LLC. (27)
10.17		Voting Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (27)
10.18		Investor Rights Agreement, dated February 27, 2017 among ULURU Inc., Velocitas Partners, LLC and certain parties thereto. (27)
10.19		Backstop Agreement, dated February 27, 2017 among ULURU Inc., Bradley J. Sacks and Velocitas Partners, LLC. (27)
10.20	*	Indemnification Agreement dated February 27, 2017 by and between ULURU Inc. and Vaidehi Shah. (29)
10.21	*	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Arindam Bose. (29)
10.22	*	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Anish Shah. (29)
10.23	*	Indemnification Agreement dated March 31, 2017 by and between ULURU Inc. and Oksana Tiedt. (29)
10.24		Secured Convertible Promissory Note, dated March 31, 2017 in favor of Velocitas Partners, LLC. (28)
10.25	*	Consulting Agreement dated April 1, 2017 by and between ULURU Delaware Inc. and Velocitas GmbH. (30)
10.26		Lease Agreement dated December 15, 2017 by and between ULURU Delaware Inc. and Addison Park Ltd. (31)
21.1	**	Subsidiaries of ULURU Inc.
23.1	**	Consent of Montgomery Coscia Greilich, LLP.
31.1	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
31.2	**	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial statements are from ULURU Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

-----------------------------------------
(1)		Incorporated by reference to the Company's Definitive Schedule 14C filed on March 1, 2006.
(2)		Incorporated by reference to the Company's Form 8-K filed on March 31, 2006.
(3)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on May 30, 2007.
(4)		Incorporated by reference to the Company's Form 10-Q filed on August 14, 2017.
(5)		Incorporated by reference to the Company's Form 10-K filed on March 30, 2009.
(6)		Incorporated by reference to the Company's Form 8-K filed on July 14, 2009.
(7)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on January 28, 2010.
(8)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on July 16, 2010.
(9)		Incorporated by reference to the Company's Form 10-Q filed on August 16, 2010.
(10)		Incorporated by reference to the Company's Form 10-K filed on March 30, 2012.
(11)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on June 28, 2012.
(12)		Incorporated by reference to the Company's Form 10-Q filed on November 14, 2012.
(13)		Incorporated by reference to the Company's Form 8-K filed on March 15, 2013.
(14)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on June 28, 2013.
(15)		Incorporated by reference to the Company's Form 10-Q filed on November 14, 2013.
(16)		Incorporated by reference to the Company's Form 10-Q filed on May 15, 2014.
(17)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on June 16, 2014.
(18)		Incorporated by reference to the Company's Form 10-K filed on April 1, 2015.
(19)		Incorporated by reference to the Company's Form 8-K filed on April 17, 2015.
(20)		Incorporated by reference to the Company's Form 10-Q filed on August 14, 2015.
(21)		Incorporated by reference to the Company's Form 8-K filed on September 11, 2015.
(22)		Incorporated by reference to the Company's Form 8-K/A filed on September 25, 2015.
(23)		Incorporated by reference to the Company's Form 10-Q filed on November 16, 2015.
(24)		Incorporated by reference to the Company's Form 8-K filed on December 28, 2015.
(25)		Incorporated by reference to the Company's Form 8-K filed on January 12, 2016.
(26)		Incorporated by reference to the Company's Form 8-K filed on March 30, 2016.
(27)		Incorporated by reference to the Company's Form 8-K filed on March 1, 2017.
(28)		Incorporated by reference to the Company's Form 8-K filed on April 3, 2017.
(29)		Incorporated by reference to the Company's Form 10-K filed on April 17, 2017.
(30)		Incorporated by reference to the Company's Form 10-Q filed on August 14, 2017.
(31)		Incorporated by reference to the Company's Form 8-K filed on December 20, 2017.
(32)		Incorporated by reference to the Company's Form S-8 Registration Statement filed on March 28, 2018.

	*	Management contract or compensation plan arrangements.
	**	Filed herewith.
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

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm – Montgomery Coscia Greilich, LLP	F – 1

Consolidated Balance Sheets as of December 31, 2017 and 2016	F – 2

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	F – 3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017 and 2016	F – 4

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F – 5

Notes to Consolidated Financial Statements	F – 6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ULURU Inc.
Addison, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ULURU Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Montgomery, Coscia & Greilich, L.L.P.

We have served as the Company's auditor since 2017

Plano, Texas
March 30, 2018

ULURU Inc.
 CONSOLIDATED BALANCE SHEETS
	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$3,710,882	$36,615
Accounts receivable, net	256,123	61,788
Inventory	497,461	559,600
Prepaid expenses and deferred charges	170,686	135,394
Total Current Assets	4,635,152	793,397

Property, Equipment and Leasehold Improvements, net	53,723	126,741

Other Assets
Intangible asset - patents, net	179,737	216,781
Intangible asset - licensing rights, net	3,656,636	3,181,087
Deposits	18,069	18,069
Total Other Assets	3,854,442	3,415,937

TOTAL ASSETS	$8,543,317	$4,336,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,213,246	$2,026,671
Accrued liabilities	163,969	315,300
Accrued interest	99,658	53
Promissory note payable, current portion	---	20,000
Deferred revenue, current portion	35,761	45,764
Total Current Liabilities	1,512,634	2,407,788

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	570,189	---
Deferred revenue, net of current portion	352,698	358,462
Total Long Term Liabilities	922,887	358,462

TOTAL LIABILITIES	2,435,521	2,766,250

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Preferred Stock – $0.001 par value; 20,000 shares authorized;
Series A Preferred Stock, 1,000 shares designated; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	---	---
Series B Preferred Stock, 1,250 shares designated; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	---	---

Common Stock – $ 0.001 par value; 750,000,000 shares authorized;
201,349,431 and 62,974,431 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	201,349	62,974
Additional paid-in capital	68,556,734	62,220,850
Accumulated (deficit)	(62,650,287)	(60,713,999)
TOTAL STOCKHOLDERS' EQUITY	6,107,796	1,569,825

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,543,317	$4,336,075

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenues
License fees	$5,764	$363,995
Product sales, net	711,393	78,570
Total Revenues	717,157	442,565

Costs and Expenses
Cost of product sold	229,692	27,668
Research and development	239,948	445,404
Selling, general and administrative	1,478,018	1,308,759
Amortization	430,870	801,598
Depreciation	76,519	132,841
Impairment of intangible asset – patent	---	2,027,310
Total Costs and Expenses	2,455,047	4,743,580
Operating (Loss)	(1,737,890)	(4,301,015)

Other Income (Expense)
Interest and miscellaneous income	47	836
Interest expense	(421,291)	(136,851)
Foreign currency transaction gain (loss)	(5,447)	4,279
Gain on settlement of liabilities	228,293	---
Gain on sale of equipment	---	4,125
Accommodation fee due on promissory note	---	(25,000)
(Loss) Before Income Taxes	(1,936,288)	(4,453,626)

Income taxes	---	---
Net (Loss)	$(1,936,288)	$(4,453,626)

Basic and diluted net (loss) per common share	$(0.02)	$(0.08)

Weighted average number of common shares outstanding	125,485,390	56,680,140

The accompanying notes are an integral part of these consolidated financial statements.

	ULURU Inc.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Years Ended December 31, 2017 and 2016
	Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Share Issued	Amount		Shares Issued	Amount	Capital	(Deficit)	Equity

Balance as of December 31, 2015	---	$	---	36,834,933	$36,835	$60,426,915	$(56,260,373)	$4,203,377

Offering costs associated with issuance of common stock and warrants	---		---	---	---	(21,950)	---	(21,950)

Issuance of common stock and warrants in a private placement; net of fund raising costs ($67,663)	---		---	25,245,442	25,245	1,707,092	---	1,732,337

Issuance of common stock for principle and interest due on promissory note	---		---	694,056	694	53,019	---	53,713

Issuance of common stock for services	---		---	200,000	200	35,800	---	36,000

Share-based compensation of employees	---		---	---	---	19,974	---	19,974
Share-based compensation of non-employees	---		---	---	---	---	---	---

Net (loss)	---		---	---	---	---	(4,453,626)	(4,453,626)
Balance as of December 31, 2016	---	$	---	62,974,431	$62,974	$62,220,850	$(60,713,999)	$1,569,825

Issuance of common stock for acquisition of licensing rights	---		---	13,375,000	13,375	856,000	---	869,375
	---
Issuance of warrant to purchase common stock in connection with convertible promissory notes	---		---	---	---	681,300	---	681,300
	---
Issuance of Series B preferred stock in private placement, net of fund raising costs ($84,339)	1,250		1	---	---	4,915,660	---	4,915,661

Issuance of common stock in redemption of Series B preferred stock	(1,250)		(1)	125,000,000	125,000	(124,999)	---	---

Share-based compensation of employees	---		---	---	---	7,923	---	7,923
Share-based compensation of non-employees	---		---	---	---	---	---	---

Net (loss)	---		---	---	---	---	(1,936,288)	(1,936,288)
Balance as of December 31, 2017	---	$	---	201,349,431	$201,349	$68,556,734	$(62,650,287)	$6,107,796

	The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net (loss)	$(1,936,288)	$(4,453,626)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Amortization of intangible assets	430,870	801,598
Depreciation	76,519	132,841
Share-based compensation for stock and options issued to employees	7,923	19,974
Share-based compensation for options issued to non-employees	---	---
Amortization of debt discount on promissory note	262,344	32,015
Amortization of debt issuance costs	6,053	22,927
Gain on sale of equipment	---	(4,125)
Impairment of intangible asset – patents	---	2,027,310

Change in operating assets and liabilities:
Accounts receivable	(194,335)	30,395
Inventory	62,139	(28,179)
Prepaid expenses and deferred charges	(35,292)	(12,193)
Accounts payable	(813,425)	246,474
Accrued liabilities	(151,331)	(50,914)
Accrued interest	99,605	2,292
Deferred revenue	(15,767)	(323,995)
Total	(264,697)	2,896,420

Net Cash Used in Operating Activities	(2,200,985)	(1,557,206)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,501)	(2,165)
Proceeds from sale of equipment	---	4,125
Net Cash Used in / Provided by Investing Activities	(3,501)	1,960

FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net	---	1,732,337
Proceeds from sale of Series B preferred stock, net	4,915,661	---
Proceeds from issuance of convertible promissory note and warrant, net	983,092	---
Proceeds from issuance of promissory notes	120,000	20,000
Repayment of principle due on promissory notes	(140,000)	---
Repayment of principle due on promissory note	---	(318,526)
Offering costs associated with issuance of common stock and warrants	---	(21,950)
Net Cash Provided by Financing Activities	5,878,753	1,411,861

Net Increase / (Decrease) in Cash	3,674,267	(143,385)

Cash, beginning of year	36,615	180,000
Cash, end of year	$3,710,882	$36,615

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,994	$16,099

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights	$869,375	---
Issuance of common stock for principle due on promissory note	---	$51,474
Issuance of common stock for interest due on promissory note	---	$2,239
Issuance of common stock for services	---	$36,000

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter "we", "our", "us", "ULURU", or the "Company") is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing a range of innovative wound care and mucoadhesive film products based on our patented Nanoflex® and OraDiscTM technologies, with the goal of improving outcomes for patients, health care professionals, and health care payers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America ("U.S. GAAP") and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, ULURU Delaware Inc., a Delaware corporation.  Both companies have a December 31 fiscal year end.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  We estimate the collectability of our accounts receivable. In order to assess the collectability of these receivables, we monitor the current creditworthiness of each customer and analyze the balances aged beyond the customer's credit terms. Theses evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Accounts receivable are subject to an allowance for collection when it is probable that the balance will not be collected. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $20,543 and $2,679, respectively.  For the years ended December 31, 2017 and 2016, the accounts written off as uncollectible were $2,156 and $72,644, respectively.

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

Prepaid Expenses and Deferred Charges

As of December 31, 2017 and 2016, prepaid expenses were composed primarily of insurance policy costs.  We amortize our insurance costs ratably over the term of each policy.  Typically, our insurance policies are subject to renewal in July and October of each year.

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

Impairment of Assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350-30, Intangibles Other than Goodwill, our policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets and certain identifiable intangibles when certain events have taken place that indicate the remaining unamortized balance may not be recoverable, or at least annually to determine the current value of the intangible asset. When factors indicate that the intangible assets should be evaluated for possible impairment, we use an estimate of undiscounted cash flows.  Considerable management judgment is necessary to estimate the undiscounted cash flows.  Accordingly, actual results could vary significantly from management's estimates.

Debt Issuance Costs

We defer debt issuance costs associated with the issuance of our promissory note payable and amortize those costs over the period of the promissory note obligation using the effective interest method.  In 2017, we incurred approximately $101,000 of debt issuance costs related to our issuance to Velocitas GmbH of a convertible promissory note and Series B preferred stock, of which approximately $17,000 was allocated to the convertible promissory note and approximately $84,000 was allocated to the Series B preferred stock.  In 2016, we did not incur any new debt issuance costs.  During 2017 and 2016, we recorded amortization of approximately $6,000 and $23,000, respectively, of debt issuance costs. Unamortized debt issuance costs at December 31, 2017 and 2016 were approximately $11,000 and nil, respectively.

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

For the year ended December 31, 2017, we recognized approximately $6,000 in licensing fees due to the amortization of a licensing fee originally received in 2008 from one of our international distributors.  For the year ended December 31, 2016, we recognized approximately $343,000 in licensing fees due to the one-time recognition of unamortized licensing fees related to the cancellation of distribution agreements with three distributors.  The recognition of unamortized licensing fees was based upon the cancellation of each distribution agreements and that there are no further performance obligations that are required by the Company under each distribution agreement.

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

Research and Development Expenses

Pursuant to ASC Topic 730, Research and Development, our research and development costs are expensed as incurred.  Research and development expenses include, but are not limited to, salaries and benefits, laboratory supplies, facilities expenses, preclinical development costs, clinical trial and related clinical manufacturing expenses, contract services, consulting fees and other outside expenses. The cost of materials and equipment or facilities that are acquired for research and development activities and that have alternative future uses are capitalized when acquired. There were no such capitalized materials, equipment or facilities for the years ended December 31, 2017 and 2016.

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

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, that potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  During 2017, we utilized Bank of American, N.A. and South State Bank as our banking institutions.  During 2016, we utilized Bank of America, N.A. as our banking institution.  At December 31, 2017 and 2016 our cash and cash equivalents totaled approximately $3,711,000 and $37,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these high-quality corporations.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at December 31, 2017 and 2016.  As of December 31, 2017, three customers, of which two are our international distributors, exceeded the 5% threshold, jointly with 99%.  One customer, being one of our international distributors, exceeded the 5% threshold at December 31, 2016, with 95%. As a result, we believe that accounts receivable credit risk exposure is limited.  We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2018. The standard permits the use of either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in ASU No. 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. These standards have the same effective date and transition date of January 1, 2018. The Company adopted this standard on January 1, 2018 using the modified retrospective method. This approach allows the Company to apply the new standard to (1) all new contracts entered into after January 1, 2018 and (2) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance as of January 1, 2018 through a cumulative adjustment to equity. Revenue presented in the Company's comparative financial statements for periods prior to January 1, 2018 would not be revised.

The new revenue recognition standard referred to as ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five-step model will be utilized to achieve the core principle; (1) identify the customer contract, (2) identify the contract's performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. Under ASC 606, the timing of recognizing royalties, sales-based milestones and other forms of contingent consideration is not expected to change. However, transaction prices are no longer required to be fixed or determinable and certain variable consideration might be recognized prior to the occurrence or resolution of the contingent event to the extent it is probable that a significant reversal in the amount of estimated cumulative revenue will not occur.

The Company evaluated its contracts with customers under the above ASUs (collectively, "ASC 606").  The impact of adopting ASC 606 on the Company's results of operations, financial condition, and cash flows varies depending on the contract.  For some contracts, there is no change to timing or method of recognizing revenue while for others, there are changes to timing and/or method of recognizing revenue. The Company will record adjustments upon the adoption of ASC 606 as a result of different accounting treatment of our revenue agreements with respect to the inclusion of milestone payments in the initial transaction price and the method to be used to recognize upfront fees. Under the old standard, milestone payments are recognized when earned and upfront fees were generally recognized as revenue over the research term on a straight-line basis if another method of revenue recognition did not more clearly match the pattern of delivery of goods or services to the customer. Under the new standard, milestone payments are included in the initial transaction price when it is probable that a significant reversal of the milestone payment will not occur. In addition, the Company can no longer default to the straight-line method as the default method in recognizing revenue for goods or services delivered over time. We are currently evaluating the effect of this guidance will have on our consolidated financial statements.  In addition to any impact on our consolidated financial statements, we will include expanded disclosures, including the disaggregation of revenue, significant judgments made with regard to revenue recognition and reconciliation of contract balances, among other disclosures.

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern".  ASU No 2014-15 provides guidance regarding management's responsibility to evaluate whether there exists substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  The adoption of ASU No. 2015-15 did not have a material effect on our financial position and results of operations

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective January 1, 2016 with early adoption permitted.  The Company has elected early adoption as the guidance is a change in financial statement presentation only and will not have a material impact on our consolidated financial results.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory."  Under ASU No. 2015-11, inventory should be measured at the lower of cost and net realizable value.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  ASU No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  The adoption of ASU No. 2015-11 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. We adopted this standard on January 1, 2017, and the adoption did not have an impact on our consolidated financial statements due to the full valuation allowance position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under ASU 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We plan to adopt this guidance beginning with its first quarter ending March 31, 2019. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of awards as either equity or liabilities, the estimation of forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance is effective for the Company on January 1, 2017 and early adoption was permitted. The Company adopted ASU 2016-09 during the first fiscal quarter ended on March 31, 2017. As part of the adoption of this guidance, the Company elected to continue estimating forfeitures in its calculation of stock-based compensation expense.

The excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statement of operations and comprehensive loss. The income tax related items had no effect on the current period presentation as the Company maintains a full valuation allowance against its deferred tax assets. In addition, excess tax benefits for share-based payments are presented as an operating activity in the statement of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard provides clarification on the cash flow presentation and classification of certain transactions, including debt prepayment or extinguishment, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We plan to adopt this standard in the first quarter ended March 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We plan to adopt this standard in the first quarter ended March 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This accounting standard update provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 with early adoption permitted. We plan to adopt this standard in the first quarter ended March 31, 2018.

There are no other new accounting pronouncements adopted or enacted during the years ended December 31, 2017 and 2016 that had, or are expected to have, a material impact on our consolidated financial statements.

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

Revenues per geographic area, along with relative percentages of total revenues, for the year ended December 31, are summarized as follows:

Revenues	2017	%	2016	%
Domestic	$11,127	2%	$20,326	5%
International	706,030	98%	422,239	95%
Total	$717,157	100%	$442,565	100%

A significant portion of our revenues are derived from a few major customers.  For the year ended December 31, 2017, three customers had greater than 10% of total revenues, and jointly represented 92% of total revenues.  For the year ended December 31, 2016, three customers had greater than 10% of total revenues, and jointly represented 88% of total revenues.

NOTE 5.	INVENTORY

As of December 31, 2017 and 2016, our inventory was composed of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.  For the years ended December 31, 2017 and 2016, we wrote off approximately $5,000 and nil, respectively, in obsolete inventories.

The components of inventory, at the different stages of production, consisted of the following at December 31:

Inventory	2017	2016
Raw materials	$32,329	$35,800
Work-in-progress	311,632	424,741
Finished goods	153,500	99,059
Total	$497,461	$559,600

NOTE 6.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at December 31:

Property, equipment and leasehold improvements	2017	2016
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,604,894	1,604,894
Computers, office equipment, and furniture	154,781	151,280
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,284,512	2,281,011
Less: accumulated depreciation and amortization	(2,230,789)	(2,154,270)
Property, equipment and leasehold improvements, net	$53,723	$126,741

Depreciation expense on property, equipment, and leasehold improvements was $76,519 and $132,841 for the years ended December 31, 2017 and 2016, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are composed of patents acquired in October 2005.  Intangible patent assets, net consisted of the following at December 31:

Intangible assets - patents	2017	2016
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,418,891)	(7,381,847)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets, net	$179,737	$216,781

We performed an evaluation of our intangible patent assets for purposes of determining possible impairment as of December 31, 2017.  Based upon recent market conditions and comparable market transactions for similar intangible assets, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each intangible asset's fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible patent assets exceeded the recorded remaining book value except for the valuation of two patents; "Amlexanox (OraDisc™ A)" and "OraDisc™".  We previously recognized an impairment charge of $2,027,310 for these two patents during the year ended December 31, 2016.

Amortization expense for intangible patent assets was $37,044 and $476,450 for the years ended December 31, 2017 and 2016, respectively.  The future aggregate amortization expense for intangible patent assets, remaining as of December 31, 2017, is as follows:

Calendar Years	Future Amortization Expense
2018	$37,044
2019	37,044
2020	37,145
2021	37,044
2022	31,460
2023 & Beyond	---
Total	$179,737

Licensing rights

Acquisition of Licensing Rights – 2015

On December 24, 2015, we entered into and closed the transaction contemplated by a License Purchase and Termination Agreement (the "Altrazeal Termination Agreement") with Altrazeal Trading GmbH ("Altrazeal Trading") and IPMD GmbH ("IPMD").  The Altrazeal Termination Agreement relates to the License and Supply Agreement dated January 11, 2012 (the "Altrazeal License"), under which Altrazeal Trading and its affiliates were authorized by the Company to distribute our Altrazeal® wound care product in the European Union, Australia, New Zealand, Middle East (excluding Jordan and Syria), North Africa, Albania, Bosnia, Croatia, Kosovo, Macedonia, Montenegro, and Serbia.  Under the Altrazeal Termination Agreement, the Altrazeal License was assigned to the Company, thereby effecting its termination, and the Company's 25% ownership interest in Altrazeal Trading was cancelled.   In addition, the Company agreed to assume from Altrazeal Trading and certain affiliated entities rights and future obligations under sub-distribution agreements in numerous territories within the scope of the Altrazeal License and related consulting agreements.

Under the terms of the Altrazeal Termination Agreement, we agreed to pay to Altrazeal Trading a net transfer fee of €1,570,271 and to pay IPMD a transfer fee of €703,500.  The net transfer fee to Altrazeal Trading included adjustments for amounts owed by Altrazeal Trading to the Company.  The Company paid the net transfer fee (a) to Altrazeal Trading by means of the issuance of 4,441,606 shares of Common Stock together with warrants to purchase 444,161 shares of Common Stock and (b) to IPMD by means of the issuance of 2,095,241 shares of Common Stock, together with warrants to purchase 209,525 shares of Common Stock.  The warrants have an exercise price of $0.68 per share and a term of one-year and, as a result, have expired.

Under the Altrazeal Termination Agreement, we also agreed to file within twenty (20) days of closing a registration statement registering the resale of 2,500,000 shares of Common Stock issued under the Altrazeal Termination Agreement and to use all commercially reasonable efforts to cause such registration Statement to become effective.  In accordance with our obligations under the Altrazeal Termination Agreement, we filed with the SEC a registration statement that was declared effective on February 16, 2016.  We were required to keep the registration statement effective at all times with respect to such 2,500,000 shares, other than permitted suspension periods, until the earliest of (i) June 24, 2016, (ii) the date when Altrazeal Trading and IPMD may sell all of the registered shares under Rule 144 under the Securities Act without volume limitations, or (iii) the date when Altrazeal Trading and IPMD no longer own any of the registered shares. As of the date of this filing, shares cannot be sold under the registration statement because the associated prospectus is not current.

In connection with the Altrazeal Termination Agreement, we also entered into a Mutual Termination and Release Agreement, dated December 24, 2015, for the purpose of terminating the Binding Term Sheet dated May 12, 2015 with Altrazeal Trading and Firnron LTD (the "Term Sheet").  Under the Term Sheet, it was contemplated that the Company would acquire all of the remaining equity interests in Altrazeal Trading.

Acquisition of Licensing Rights – 2017

On February 27, 2017, we entered into a Note, Warrant and Preferred Stock Purchase Agreement (the "Purchase Agreement") with Velocitas Partners, LLC ("Velocitas") and Velocitas I LLC ("Velo LLC"), an entity controlled by Velocitas, with respect to an aggregate financing of up to $6,000,000.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 10. Convertible Debt.

At the second closing of the financing event with Velocitas and Velo LLC, which occurred on March 31, 2017, the Company acquired the Altrazeal® distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of the Altrazeal® distributor agreement from Velocitas at $869,375 based on the closing price of $0.065 per share of the Company's Common Stock on March 31, 2017.

Licensing rights, net consisted of the following at December 31:

Intangible assets - licensing rights	December 31, 2017	December 31, 2016
Intangible assets – licensing rights, gross	$4,381,881	$3,512,506
Less: accumulated amortization	(725,245)	(331,419)
Intangible assets - licensing rights, net	$3,656,636	$3,181,087

We performed an evaluation of our intangible licensing rights assets for purposes of determining possible impairment as of December 31, 2017.  Based upon recent market conditions and comparable market transactions for similar licensing rights, we determined that an income approach using a discounted cash flow model was an appropriate valuation methodology to determine each licensing rights asset fair value.  The income approach converts future amounts to a single present value amount (discounted cash flow model).  Our discounted cash flow models are highly reliant on various assumptions, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, all of which we consider level 3 inputs for determination of fair value.  We believe we have appropriately reflected our best estimate of the assumptions that market participants would use in determining the fair value of our intangible licensing rights assets at the measurement date.  Upon completion of the evaluation, the fair value of our intangible licensing rights assets exceeded the recorded remaining book value.

Amortization expense for intangible licensing rights assets was $393,826 and $325,148 for the years ended December 31, 2017 and 2016, respectively.  The future aggregate amortization expense for intangible licensing rights assets, remaining as of December 31, 2017, is as follows:

Calendar Years	Future Amortization Expense
2018	$416,303
2019	416,303
2020	416,303
2021	416,303
2022	416,303
2023 & Beyond	1,575,121
Total	$3,656,636

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

Accrued Liabilities	2017	2016
Accrued compensation/benefits	$124,819	$274,874
Accrued insurance payable	---	40,422
Accrued royalties	39,144	---
Product rebates/returns	6	4
Total accrued liabilities	$163,969	$315,300

NOTE 9.	PROMISSORY NOTES PAYABLE

On December 15, 2016, January 18, 2017, and February 16, 2017, we issued promissory notes to Velocitas with principal amounts and purchase prices of $20,000, $65,000, and $30,000, respectively.  Each of the promissory notes bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to the Company of certain invoices due from selected Company distributors.  Each of the promissory notes was secured by a pledge of certain product inventory, and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each of the promissory notes was repaid in connection with the issuance of the Convertible Promissory Note, dated February 27, 2017, in the amount of $500,000 (the "Initial Note") under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood Investors, Inc. ("Kirkwood") with a principal amount and purchase price of $25,000.  The promissory note bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by Uluru, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note was secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  The Company's Vice President and Chief Financial Officer, Terrance K. Wallberg, is President and sole shareholder of Kirkwood.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

NOTE 10.	CONVERTIBLE DEBT

Debt Financing – February and March 2017

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000 in two closings with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017, which we refer to as the "March 2017 Offering".

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of the $500,000 Initial Note, with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).

The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value of an additional $500,000 Secured Convertible Note, dated March 31, 2017, (the "Second Note") with the Second Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances), and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share.

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

The Series B Convertible Preferred Stock that was issued in connection with the second closing provided, among other things, that it would automatically convert into Common Stock when the number of authorized shares of Common Stock is increased within 190 days of the second closing as necessary to permit all outstanding convertible or exercisable securities (including the Series B Convertible Preferred Stock) to convert to Common Stock. Following stockholder approval of an amendment to our articles of incorporation increasing the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares, the Company filed on July 26, 2017 with the State of Nevada an amendment to its articles of incorporation implementing such increase.  This resulted in the conversion of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC into 125,000,000 shares of Common Stock.

As a condition of the March 2017 Offering, the Company issued to Velocitas at the second closing a warrant to purchase up to 57,055,057 shares of Common Stock (the "Warrant").  The Warrant has an exercise price of $0.04 per share, a 10-year term and is subject to cashless exercise. In addition, at the second closing, the Company acquired the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.

The Company, Velocitas, Velo LLC, and certain affiliates also signed a Voting Agreement (the "Voting Agreement") pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley J. Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement agreed to vote in favor of a proposal to amend the Company's articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the "Investor Rights Agreement") that provides the parties thereto with demand, Form S-3 and piggy back registration rights, Rule 144 information rights, and a right of first offer (or preemptive rights) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Information relating to the Initial Note and Second Note is as follows:

						As of December 31, 2017
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
Initial Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$206,634	$5,361	$288,005
Second Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$212,322	$5,494	$282,184
Total	$1,000,000				$1,000,000	$418,956	$10,855	$570,189

As part of the Initial Note and the Second Note, at the holder's option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The Initial Note and the Second Note mature on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share, unless an event of default has occurred and is continuing.

The amount of interest cost recognized from our promissory notes and our convertible debt was $100,355 and $14,079 for the years ended December 31, 2017 and 2016, respectively.  The amount of debt discount amortized from our promissory notes and our convertible debt was $262,344 and $32,015 for the years ended December 31, 2017 and 2016, respectively.  The amount of debt issuance costs amortized from our promissory notes was $6,053 and $22,927 for the years ended December 31, 2017 and 2016, respectively.

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

As of July 26, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC were converted into 125,000,000 shares of Common Stock.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 10. Convertible Debt.

Common Stock Transaction

March 2016 Offering

On March 29, 2016, we entered into a Stock Purchase Agreement with fifteen investors for the offer and sale of 25,245,442 shares of Common Stock and warrants to purchase an additional 25,245,442 shares of Common Stock at a purchase price of $0.0713 per unit, with each unit consisting of one share and one warrant to purchase Common Stock, for an aggregate purchase price of $1,800,000 (the "March 2016 Offering).  The issue price of the shares sold was based on a 10% discount to the average closing price between March 7, 2016 and March 11, 2016 and the warrant exercise price was based on a 10% premium to the same average closing price.  The warrants have an exercise price of $0.0871 per share and a five-year term.  The warrants also include cashless exercise provisions and a "full ratchet" anti-dilution provision under which the exercise price of such warrants resets to any lower sales price at which the Company offers or sells Common Stock or Common Stock equivalents during the one year following the date of issuance (subject to standard exceptions).

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

NOTE 12.	STOCKHOLDERS' EQUITY

Common Stock

As of December 31, 2017, we had 201,349,431 shares of Common Stock issued and outstanding.  For the year ended December 31, 2017, we issued 138,375,000 shares of Common Stock which is composed of 13,375,000 shares of Common Stock issued to Velocitas for the acquisition of licensing rights and 125,000,000 shares of Common Stock issued to Velo LLC for the conversion and exchange of all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC.

At the 2017 Annual Meeting of Stockholders, held on July 25, 2017, a proposal to increase the number of authorized shares of Common Stock from 200,000,000 shares to 750,000,000 shares was approved by a majority vote of the stockholders.  On the next day, the Company filed with the State of Nevada an amendment to its articles of incorporation implementing such increase.

Preferred Stock

As of December 31, 2017, we had no shares of Series A Preferred Stock issued and outstanding.  For the year ended December 31, 2017, we did not issue or redeem any Series A Preferred Stock.

As of December 31, 2017, we had no shares of Series B Convertible Preferred Stock issued and outstanding.  For the year ended December 31, 2017, we issued 1,250 Series B Shares to Velo LLC, and on August 1, 2017, all outstanding shares of Series B Convertible Preferred Stock held by Velo LLC were mandatorily converted into an aggregate of 125,000,000 shares of Common Stock.

Warrants

The following table summarizes the warrants outstanding and the number of shares of common stock subject to exercise as of December 31, 2017 and the changes therein during the two years then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2015	1,774,193	$0.77

Warrants issued	25,245,442	$0.09
Warrants exercised	---	---
Warrants cancelled	(840,075)	$0.84
Balance as of December 31, 2016	26,179,560	$0.11

Warrants issued	57,055,057	$0.04
Warrants exercised	---	---
Warrants cancelled	---	---
Balance as of December 31, 2017	83,234,617	$0.06

For the year ended December 31, 2017, we issued a warrant to purchase up to an aggregate of 57,055,057 shares of our Common Stock at an exercise price of $0.04 per shares pursuant to the March 2017 Offering.

Of the warrant shares subject to exercise as of December 31, 2017, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
March 14, 2018	660,000
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
March 31, 2027	57,055,057
Total	83,234,617

NOTE 13.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with FASB Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting Common stock, convertible debt, convertible preferred stock, and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of December 31:

	December 31, 2017	December 31, 2016
Warrants to purchase Common Stock	83,234,617	26,179,560
Stock options to purchase Common Stock	150,736	691,237
Common Stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	---
Common Stock issuable upon the conversion of our Series B Convertible Preferred Stock (2)	---	---
Total	114,635,353	26,870,797

(1)
As part of the Initial Note and the Second Note, at the holder's option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The Initial Note and the Second Note mature on February 27, 2019 and March 31, 2019, respectively, and on each maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share, unless an event of default has occurred and is continuing.  For the purposes of this Table, we have assumed that all outstanding principal and interest will be converted on each applicable maturity date.

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

The Company's share-based compensation plan, the 2006 Equity Incentive Plan ("Incentive Plan"), is administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

Our Board did not grant any incentive stock option awards to executives or employees or any nonstatutory stock option awards to directors or non-employees for the years ended December 31, 2017 and 2016, respectively.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the years ended December 31:

	2017		2016
Research and development	$	---	$7,614
Selling, general and administrative		7,923	12,360
Total share-based compensation expense		$7,923	$19,974

At December 31, 2017, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is zero.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of December 31, 2017 and the changes therein during the two years then ended:

	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2015	1,6664,573	$1.73

Granted	---	---
Forfeited/cancelled	(973,336)	1.58
Exercised	---	---
Outstanding as of December 31, 2016	691,237	$1.94

Granted	---	---
Forfeited/cancelled	(540,501)	1.30
Exercised	---	---
Outstanding as of December 31, 2017	150,736	$4.26

The following table presents the stock option grants outstanding and exercisable as of December 31, 2017:

Options Outstanding			Options Exercisable
Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Stock Options Exercisable	Weighted Average Exercise Price per Share
90,000	$0.33	5.2	90,000	$0.33
40,000	1.15	6.7	40,000	1.15
20,736	27.33	0.3	20,736	27.33
150,736	$4.26	4.9	150,736	$4.26

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

For the years ended December 31, 2017 and 2016, we did not grant any restricted stock awards.  At December 31, 2017, the balance of unearned share-based compensation to be expensed in future periods related to restricted stock awards, as adjusted for expected forfeitures, is nil.

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

As of December 31, 2017, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the Equity Incentive Plan, of which 150,736 were outstanding at a weighted average exercise price of $4.26 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the Equity Incentive Plan, of which none were outstanding.  As of March 29, 2016, the Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the Incentive Plan does not affect outstanding awards.

On March 28, 2018, our Board of Directors adopted and approved our 2018 Equity Incentive Plan which initially provides for the issuance of up to 20,000,000 shares of our Common Stock pursuant to stock options and other equity awards.

NOTE 15.	EMPLOYMENT BENEFIT PLAN

We maintain a defined contribution or 401(k) Plan for our qualified employees.  Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  We may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan.  Our contributions to the 401(k) Plan are made in cash and vest immediately.  The Company's Common Stock is not an investment option available to participants in the 401(k) Plan.  We contributed $9,569 and $17,396 to the 401(k) Plan during the years ended December 31, 2017 and 2016, respectively.

NOTE 16.	FAIR VALUE MEASUREMENTS

In accordance with ASC Topic 820, Fair Value Measurements, ("ASC Topic 820") certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance in ASC Topic 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimized the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Level 3	—	Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants.

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

The fair value of our financial instruments consisted of the following at December 31:

Description	2017	2016
Liabilities:
Convertible promissory note – March 2017	$500,000	---
Convertible promissory note – February 2017	$500,000	---
Promissory note – December 2016	---	$20,000
Total	$1,000,000	$20,000

NOTE 17.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances. Deferred tax assets as of December 31, 2017, of $13,584,125 were reduced to zero, after considering the valuation allowance of $13,584,125, since there is no assurance of future taxable income.  As of December 31, 2017, we have consolidated net operating loss carryforwards ("NOL") and research credit carryforwards for income tax purposes of approximately $58,787,306 and $555,177, respectively.

The following are the consolidated operating loss carryforwards and research credit carryforwards that will begin expiring as follows:

Calendar Years	Consolidated Operating Loss Carryforwards	Research Activities Carryforwards
2021	$34,248	$	---
2023	95,666		---
2024	910,800		13,584
2025	1,687,528		21,563
2026	11,950,281		60,797
2027	3,431,365		85,052
2028	8,824,940		139,753
2029	6,889,761		81,940
2030	5,113,583		41,096
2031	3,728,626		43,592
2032	3,695,792		8,690
2033	3,187,559		15,882
2034	1,797,031		19,491
2035	2,594,151		21,113
2036	2,510,546		2,624
2037	2,335,429		---
Total	$58,787,306		$555,177

The Tax Reform Act of 1986 contains provisions, which limit the amount of NOL and tax credit carryforwards that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%.  Since the effective date of the Tax Reform Act of 1986, the Company has completed significant share issuances in 2003, 2006, and 2017 which may significantly limit our ability to utilize our NOL and tax credit carryforwards against taxable earnings in future periods.  Ownership changes in future periods may place additional limits on our ability to utilize NOLs and tax credit carryforwards.

An analysis of the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows:

	2017		2016
Deferred tax assets:
Net operating loss carryforwards		$12,637,559		$20,056,077
Intangible assets		387,249		816,389
Other		577,633		575,065
Total gross deferred tax assets		13,602,441		21,447,531

Deferred tax liabilities:
Property and equipment		18,316		10,391
Total gross deferred tax liabilities		18,316		10,391

Net total of deferred assets and liabilities		13,584,125		21,437,140
Valuation allowance		(13,584,125)		(21,437,140)
Net deferred tax assets	$	---	$	---

The valuation allowance decreased by $7,853,015 in 2017 and  increased by $1,531,890 in 2016.

The following is a reconciliation of the expected statutory federal income tax rate to our actual income tax rate for the years ended December 31:

	2017		2016
Expected income tax (benefit) at federal statutory tax rate -35%	$	(677,456)	$	(1,558,549)

Permanent differences		5,908		7,739
Research tax credits		---		(2,624)
Amortization of deferred startup costs		---		---
Valuation allowance		671,548		1,553,434
Income tax expense	$	---	$	---

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.  The Company has evaluated the other changes resulting from the Tax Act and does not expect them to have a material impact on the tax provision, therefore, the Company considers the accounting complete.

At December 31, 2017, the Company had NOLs and research credit carryforwards of approximately $58,787,000 and $555,000, respectively.  At December 31, 2017, the utilization of a portion of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code (IRC).  If not utilized, these federal NOLs will begin to expire in 2020. The Company continues to evaluate IRC Section 382, which may limit NOLs generated in future years.

The Company evaluates deferred tax assets, including the benefit from NOLs, to determine if a valuation allowance is required. Such evaluation is based on consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses; forecasts of future profitability; the length of statutory carryforward periods; the Company's experience with operating losses; and tax-planning alternatives. The significant piece of objective negative evidence evaluated was the cumulative loss incurred through the year ended December 31, 2017. Given this evidence and the expectation to incur operating losses in the foreseeable future, a full valuation allowance has been recorded against the net deferred tax asset. The Company will continue to maintain a full valuation allowance against the entire amount of its net deferred tax asset, until such time as the Company has determined that the weight of the objectively verifiable positive evidence exceeds that of the negative evidence and it is likely that the Company will be able to utilize all of its net deferred tax asset relating to its federal and state NOL carryforwards. Although the Company has established a full valuation allowance on its net deferred tax asset, it has not forfeited the right to carryforward tax losses up to 20 years and apply such tax losses against taxable income in such years, thereby reducing its future tax obligations. The Company is subject to taxation in the United States and various state jurisdictions.

As of December 31, 2017, federal income tax returns for fiscal years 2014 through 2017 remain open and subject to examination by the Internal Revenue Service.  We file and remit state income taxes in various states where we have determined it is required to file state income taxes.  Our filings with those states remain open for audit for the fiscal years 2014 through 2017.

The Company applies the provisions of ASC 740 related to accounting for uncertain tax positions and concluded there were no such positions associated with the Company requiring accrual of a liability. As of December 31, 2017, the Company has not accrued for any such positions. The Company is currently not under audit for federal or state tax purposes. The Company does not expect a significant change to occur within the next 12 months.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On January 31, 2006 we entered into a lease agreement for office and laboratory space in Addison, Texas.  The lease commenced on April 1, 2006 and originally continued until April 1, 2013.  The lease required a minimum monthly lease obligation of $9,330, which was inclusive of monthly operating expenses, until April 1, 2011 and at such time increased to $9,776, which was inclusive of monthly operating expenses.  On February 22, 2013, we executed an Amendment to Lease Agreement (the "Lease Amendment") that renewed and extended our lease until March 31, 2015.  The Lease Amendment required a minimum monthly lease obligation of $9,193, which was inclusive of monthly operating expenses, until March 31, 2014 and at such time, increased to $9,379, which was inclusive of monthly operating expenses.  On March 17, 2015, we executed a Second Amendment to Lease Agreement (the "Second Amendment") that renewed and extended our lease until March 31, 2018.  The Second Amendment required a minimum monthly lease obligation of $9,436, which was inclusive of monthly operating expenses.

On December 15, 2017, we entered into a Termination of Lease Agreement whereby we cancelled our existing lease for office and laboratory space and concurrently entered into a new lease agreement (the "Office Lease") that will continue until December 2019.  The Office Lease encompasses approximately 2,500 rentable square feet and requires a minimum monthly lease obligation of $2,721, which is inclusive of monthly operating expenses.

On January 25, 2018, we entered into a lease agreement for storage and warehouse space in Carrollton, Texas.  The lease commenced on January 24, 2018 and will continue until December 2019.  The lease requires a minimum monthly lease obligation of $1,564, which is inclusive of monthly operating expenses.

On January 16, 2015 we entered into a lease agreement for certain office equipment that commenced on February 1, 2015 and continued until February 1, 2018 and required a minimum lease obligation of $551 per month.

The future minimum lease payments under the Office Lease, the 2018 warehouse lease, and the 2015 equipment lease are as follows as of December 31, 2017:

Calendar Years	Future Lease Expense
2018	$50,399
2019	51,059
2020	---
2021	---
2022	---
Total	$101,458

Rent expense for our operating leases amounted to $124,463 and $130,098 for the years ended December 31, 2017 and 2016, respectively.

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

On March 31, 2017, the second closing of the Purchase Agreement included, amongst other transaction components, the Company acquiring the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of the Altrazeal distributor agreement from Velocitas at $869,375 based on the closing price of $0.065 per share of the Company's Common Stock on March 31, 2017.

For the years ended December 31, 2017 and 2016, the Company recorded revenues, in approximate numbers, of $214,000 and nil, respectively, with Velocitas GmbH which represented 30% and 0% of our total revenues, respectively.  As of December 31, 2017 and December 31, 2016, Velocitas GmbH did not have any outstanding net accounts receivable.

Consulting Agreement – Velocitas GmbH

On April 1, 2017, the Company entered into a Consulting Agreement with Velocitas GmbH to provide the Company with operational support services in the fields of regulatory administration, finance, international customer account management, manufacturing, supply chain logistics, and other services required by the Company. Velocitas GmbH receives a monthly payment of $25,833 for providing such services to the Company.

Temporary Advances

On December 15, 2016, January 18, 2017, and February 16, 2017, in exchange for cash equal to the principal amount, we issued promissory notes to Velocitas with purchase prices of $20,000, $65,000, and $30,000, respectively.  Each of the promissory notes bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 180 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by and between Uluru and Velocitas, or (iii) the payment to Uluru of certain invoices due from selected Company's distributors.  Each of the promissory notes was secured by a pledge of certain product inventory and there were no debt issuance costs incurred by the Company.  On February 27, 2017, each of the promissory notes was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

On February 21, 2017, we issued a promissory note to Kirkwood with a purchase price of $25,000.  The promissory note bore interest at the rate of 6.0% per annum with payment of principal and interest due on the earlier of (i) 60 days from the date of issuance, (ii) the date of closing of any debt or equity financing transaction by the Company, or (iii) no later than two days after receiving written request by Kirkwood.  The promissory note was secured by a pledge of certain product inventory and accounts receivables and there were no debt issuance costs incurred by the Company.  The Company's Vice President and Chief Financial Officer, Terrance K. Wallberg, is President and sole shareholder of Kirkwood.  On February 27, 2017, the outstanding promissory note to Kirkwood was repaid in connection with the issuance of the Initial Note under the Purchase Agreement with Velocitas.

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company's cash and financial resources.  As of December 31, 2017, the Company's obligation to these executives for temporarily deferred compensation was approximately $72,000 which was included in accrued liabilities.  As of December 31, 2016, the Company's obligation to these executives for temporarily deferred compensation was approximately $473,000 of which approximately $200,000 was included in accrued liabilities and approximately $273,000 was included in accounts payable.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. ("Access") for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of December 31, 2017, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of December 31, 2017, the Company has accrued approximately $39,000 of expense relating to future milestone payments to Access.

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

Prescription Drug User Fee Obligation

The Company was assessed prescription drug user fees ("PDUFA") of approximately $535,000 by the United States Department of Health and Human Services (the "DHHS") for the sale and manufacture of Aphthasol® from 2009 to 2012.  The Company had contested the assessments as it believed such fees should be waived because the Company should qualify for abatement of the PDUFA fees.  However, the Company's challenge has been denied by the DHHS.  As of September 30, 2017, the Company had accrued potential penalties and interest of approximately $1,067,000 related to the unpaid PDUFA fees. In November 2017, the Company negotiated a settlement payment of $400,000 with DHHS thereby cancelling certain unpaid invoices and accrued penalties and interest thereon.  There continues to be a PDUFA fee that remains unpaid as of this Report.  Since the Company has not yet reached a settlement with the DHHS on the unpaid PDUFA fee, it is possible that the Company may be subject to additional collection costs.

NOTE 19.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the results of our operations or financial position. There are no material proceedings to which any director, officer or any of our affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, our affiliates, or security holder, is a party adverse to us or our consolidated subsidiary or has a material interest adverse thereto; however, one or more events may lead to a formal dispute or proceeding in the future.

NOTE 20.	SUBSEQUENT EVENTS

None.