Form 10-Q
period 2018-03-31
ULURU Inc.
filed 2018-05-15
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2018

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
    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "accelerated filer", "large accelerated filer",  "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

As of May 15, 2018, there were 201,349,431 shares of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and nil shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three Months Ended MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,351,672	$3,710,882
Accounts receivable, net	319,819	256,123
Inventory	488,169	497,461
Prepaid expenses and deferred charges	137,967	170,686
Total Current Assets	4,297,627	4,635,152

Property, Equipment and Leasehold Improvements, net	48,243	53,723

Other Assets
Intangible asset - patents, net	170,603	179,737
Intangible asset - licensing rights, net	3,553,986	3,656,636
Deposits	19,633	18,069
Total Other Assets	3,744,222	3,854,442

TOTAL ASSETS	$8,090,092	$8,543,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,206,008	$1,213,246
Accrued liabilities	173,271	163,969
Accrued interest	130,480	99,658
Convertible notes payable, current portion, net of unamortized debt discount and debt issuance costs	658,183	---
Deferred revenue, current portion	31,118	35,761
Total Current Liabilities	2,199,060	1,512,634

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	---	570,189
Deferred revenue, net of current portion	331,800	352,698
Total Long Term Liabilities	331,800	922,887

TOTAL LIABILITIES	2,530,860	2,435,521

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	---	---
Preferred Stock Series B, 1,250 shares designated; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	---	---

Common Stock - $0.001 par value; 750,000,000 shares authorized;
201,349,431 and 201,349,431 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	201,349	201,349
Additional paid-in capital	68,556,923	68,556,734
Accumulated (deficit)	(63,199,040)	(62,650,287)
TOTAL STOCKHOLDERS' EQUITY	5,559,232	6,107,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,090,092	$8,543,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018		2017
Revenues
License fees	$	---	$1,422
Product sales, net		83,795	215,695
Total Revenues		83,795	217,117

Costs and Expenses
Cost of product sold		26,355	172,853
Research and development		45,376	60,129
Selling, general and administrative		376,360	303,687
Amortization of intangible assets		111,784	89,307
Depreciation		5,480	32,716
Gain on sale of equipment		(29,179)	---
Total Costs and Expenses		536,176	658,692
Operating (Loss)		(452,381)	(441,575)

Other Income (Expense)
Interest and miscellaneous income		---	2
Interest expense		(125,479)	(21,277)
Foreign currency transaction gain		2,445	110
(Loss) Before Income Taxes		(575,415)	(462,740)

Income taxes		---	---
Net (Loss)		$(575,415)	$(462,740)

Basic and diluted net (loss) per common share		$(0.00)	$(0.01)

Weighted average number of basic and diluted common shares outstanding		201,349,431	63,123,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018		2017
OPERATING ACTIVITIES :
Net (loss)		$(575,415)		$(462,740)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		111,784		89,307
Depreciation		5,480		32,716
Share-based compensation for stock and options issued to employees		---		4,324
Share-based compensation for options issued to non-employees		189		---
Amortization of debt discount on promissory notes		85,859		---
Amortization of debt issuance costs on promissory notes		2,135		---
Gain on sale of equipment		(29,179)		---

Change in operating assets and liabilities:
Accounts receivable		(63,696)		(70,854)
Inventory		9,292		33,292
Prepaid expenses and deferred charges		32,719		63,727
Deposits		(1,564)		---
Accounts payable		(7,238)		11,782
Accrued liabilities		9,302		51,316
Accrued interest		30,822		5,426
Deferred revenue		1,121		(41,422)
Total		187,026		179,614

Net Cash Used in Operating Activities		(388,389)		(283,126)

INVESTING ACTIVITIES :
Proceeds from sale of equipment		29,179		---
Net Cash Provided by Investing Activities		29,179		---

FINANCING ACTIVITIES :
Proceeds from issuance of convertible notes and warrant, net		---		983,466
Proceeds from sale of Series B preferred stock, net		---		4,917,526
Proceeds from issuance of promissory notes		---		120,000
Repayment of principle due on promissory notes		---		(140,000)
Net Cash Provided by Financing Activities		---		5,880,992

Net (Decrease) / Increase in Cash		(359,210)		5,597,866

Cash, beginning of period		3,710,882		36,615
Cash, end of period		$3,351,672		$5,634,481

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$	---		$2,420
Cash paid for income taxes	$	---	$	---

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights	$	---		$869,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter "we", "our", "us", "ULURU", or the "Company") is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing innovative wound care and drug delivery systems based on our patented technologies.  Our mission is to improve the lives of patients the world over by delivering comprehensive solutions that optimize outcomes for the key stakeholders in our healthcare systems: patients, providers and payers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been made.

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

All intercompany transactions and balances have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to current period presentations.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 30, 2018 (the "2017 Form 10-K"), including the risk factors set forth therein.

NOTE 2.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), which amends the guidance for accounting for revenue from contracts with customers and requires revenue recognition based on the transfer of promised goods or services to customers in an amount that reflects consideration the Company expects to be entitled to in exchange for goods or services.  Topic 606 supersedes prior revenue recognition requirements in ASC Topic 605 and most industry-specific accounting guidance. In 2015 and 2016, the FASB issued additional updated guidance, which clarified certain aspects of the Topic 606 and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition.

The new revenue standard ("Topic 606") became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The cumulative effect of applying the new revenue standard was an increase of $26,662 to stockholder's equity as of January 1, 2018.   The adoption of ASC 606 does not materially impact the company's revenue recognition as the company revenue mainly come from a sale of products which do not required long term contracts, contracts with multiple deliverables or performance obligations.  Additionally, the Company already historically accounted for variable consideration on its product sale such as sale return and discounts as part of revenue recognition.  Topic 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgements made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. See Note 3, "Revenue Recognition."

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes current lease accounting guidance. The primary difference between current GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The standard requires a modified retrospective approach upon adoption, with practical expedients that may be available to elect. The standard is effective for the Company in the first quarter of 2019 and early adoption is permitted. The Company is evaluating the impact of the ASU on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), providing additional guidance on eight specific cash flow classification issues. The goal of ASU 2016-15 is to reduce diversity in practice of classifying certain items. The amendments in ASU 2016-15 are effective for the Company in the first quarter of 2018 using a retrospective transition method, and early adoption is permitted. The Company's adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, Statement of Cash Flows (Topic 230) ("ASU 2016-18").  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Company's adoption of ASU 2016-18 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04").  The amended guidance eliminates a step from the goodwill impairment test. Under the amended guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this new guidance in the fourth quarter of 2017. The Company's adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 with early adoption permitted.  The Company's adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements..

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

Please refer to the notes in the Company's 2017 Form 10-K for additional details of the Company's financial condition and a description of the Company's accounting policies, which have been continued without change except for the Company's Revenue Recognition accounting policy, which has been updated as a result of the Company's adoption in the current quarter of ASU 2014-09.

Revenue Recognition

The Company's product, Altrazeal®, is distributed to and through a limited number of specialty distributors internationally and wholesalers in the United States.  These customers subsequently resell the Company's product to healthcare providers and patients.

The Company recognizes revenue as the transfer of control of its products to the Company's customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

▪	Identification of the contract, or contracts, with a customer
▪	Recognition of revenue when, or as, we satisfy the performance obligations
▪	Determination of the transaction price
▪	Allocation of the transaction price to the performance obligations in the contract
▪	Recognition of revenue when, or as, we satisfy the performance obligations

The Company considers customer purchase orders, which in some cases are governed by master distribution agreements, to be the contracts with the customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. In addition, the Company evaluates the customer's ability to pay as part of its consideration of the contract. As the Company's standard payment terms are less than one year, the Company elected the practical expedient under Accounting Standards Codification (ASC) 606-10-32-18, and determined that its contracts do not have a significant financing component. The Company allocates the transaction price to each distinct product based on the relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer, the customer is obligated to pay the Company, and the Company has no remaining obligations, which is typically at shipment. In certain locations, primarily outside the United States, product shipping terms may vary. Thus, in such locations, the point at which control of the product transfers to the customer and revenue recognition occurs will vary accordingly.

Customer returns of non-conforming products are estimated at the time revenue is recognized. In certain customer relationships, rebates exist, which are recognized according to the terms and conditions of the contractual relationship. Customer returns, rebates, and discounts are not material to the Company's consolidated financial statements. The Company has elected to recognize the revenue and cost for freight and shipping when control over the products has transferred to the customer. When applicable, taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The Company has elected to immediately expense contract costs from obtaining a contract as the amortization period of the asset the Company otherwise would have recognized would have been less than a year.

Reserves for Variable Consideration

Revenues from product sales are recorded at the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, and other allowances that are offered within contracts between the Company and its customers.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes and contemplates relevant factors such as the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company's best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company's estimates.

The Company believes that the reserves it has established are reasonable based upon current facts and circumstances. Applying different judgments or interpretations to the same facts and circumstances could result in the estimated amount for reserves to vary.  If actual results vary with respect to the Company's reserves, the Company may need to adjust its estimates, which could have a material effect on the Company's results of operations in the period of adjustment. To date, such adjustments have not been material.

Trade Discounts and Allowances

The Company receives sales order management, data and distribution services from certain customers.  To the extent the services received are distinct from the Company's sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations of the Company. The company revenue recognition is net of estimated trade discount and allowances.

Other Revenues

The Company enters into licensing agreements, from time to time, which are within the scope of Topic 606, under which it may license certain rights to its products or product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.  Each of these payments results in revenues recognized and classified as other revenues.

Licenses of intellectual property:  If the license of the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Under the Company's various contracts, the Company may receive up-front payments and fees, which may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company's right to consideration is unconditional.  The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

We received upfront cash payments for licenses of our technology in years 2007 to 2013. The revenue was recognized straight-line over the life of the patent. Our obligation was performed at the time the license was granted. Following the revenue recognition policies in accordance with ASC 606, we decreased the accumulated deficit by $26,662 as of January 1, 2018 and decreased deferred revenue by the same amount.

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $26,662 to stockholder's equity as of January 1, 2018. Our statement of operations for the quarterly period ended March 31, 2018 and our balance sheet as of March 31, 2018 are presented under ASC 606, while our statement of operations for the quarterly period ended March 31, 2017 and our balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See below for disclosure of the impact of the adoption of ASC 606 on our statement of operations and balance sheet for the quarterly period ended March 31, 2018, and the effect of changes made to our consolidated balance sheet as of January 1, 2018.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017,		January 1, 2018
BALANCE SHEET	As Reported Under	Adjustments Due	As Adjusted
	ASC 605	to ASC 606	Under ASC 606
Liabilities
Current liabilities
Current portion of deferred revenue	$35,761	$(5,764)	$29,997
Total current liabilities	1,512,634	(5,764)	1,506,870
Deferred revenue, net of current portion	352,698	(20,898)	331,800
Total liabilities	2,435,521	(26,662)	2,408,859
Stockholders' Equity
Accumulated deficit	(62,650,287)	26,662	(62,623,625)
Total equity	$6,107,796	$26,662	$6,134,458

The table below presents the impact of the adoption of ASC 606 on our statement of operations

	First Quarter Ended March 31, 2018
STATEMENT OF OPERATIONS	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Revenues
License revenues	$1,422	$(1,422)	$ ---
Total revenues	85,217	(1,422)	83,795

Loss from operations	$(450,959)	$(1,422)	$(452,381)
Net loss	$(573,993)	$(1,422)	$(575,415)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

The table below presents the impact of the adoption of ASC 606 on our balance sheet.

	March 31, 2018
BALANCE SHEET	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Liabilities and Stockholders' Equity
Current liabilities
Current portion of deferred revenue	$36,882	$(5,764)	$31,118
Total current liabilities	2,204,824	(5,764)	2,199,060
Deferred revenue, net of current portion	351,276	(19,476)	331,800
Total liabilities	2,556,100	(25,240)	2,530,860

Stockholders' Equity
Accumulated deficit	(63,224,280)	(25,240)	(63,199,040)
Total stockholders' equity	$5,533,992	$25,240	$5,559,232

Disaggregation of Revenue

Revenue is disaggregated by primary geographic markets, as we believe this best depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.  For more information on the Company's disaggregated revenue, see Note 4, Segment Information.

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

Revenues per geographic area for the three months ended March 31 are summarized as follows:

Revenues	2018	%	2017	%
Domestic	$10,998	13%	$2,537	1%
International	72,797	87%	214,580	99%
Total	$83,795	100%	$217,117	100%

A significant portion of our revenues are derived from a few major customers.  For the three months ended March 31, 2018, two customers had greater than 10% of total revenues and jointly represented 85% of total revenues.  For the three months ended March 31, 2017, one customer had greater than 10% of total revenues and represented 99% of total revenues.

NOTE 5.	INVENTORY

As of March 31, 2018, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.
The components of inventory, at the different stages of production, consisted of the following at March 31, 2018 and December 31, 2017:

Inventory	March 31, 2018	December 31, 2017
Raw materials	$45,158	$32,329
Work-in-progress	316,747	311,632
Finished goods	126,264	153,500
Total	$488,169	$497,461

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at March 31, 2018 and December 31, 2017:

Property, equipment and leasehold improvements	March 31, 2018	December 31, 2017
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,589,286	1,604,894
Computers, office equipment, and furniture	154,781	154,781
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,268,904	2,284,512
Less: accumulated depreciation and amortization	(2,220,661)	(2,230,789)
Property, equipment and leasehold improvements, net	$48,243	$53,723

Depreciation expense on property, equipment and leasehold improvements was $5,480 and $32,716 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are composed of patents acquired in October, 2005.  Intangible assets, net consisted of the following at March 31, 2018 and December 31, 2017:

Intangible assets – patents	March 31, 2018	December 31, 2017
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,428,025)	(7,418,891)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets - patents, net	$170,603	$179,737

Amortization expense for intangible patents assets was $9,134 and $9,134 for the three months ended March 31, 2018 and 2017, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of March 31, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Nine months)	$27,910
2019	37,044
2020	37,145
2021	37,044
2022	31,460
Total	$170,603

Licensing rights

Acquisition of Licensing Rights – 2017

On February 27, 2017, we entered into a Note, Warrant and Preferred Stock Purchase Agreement (the "Purchase Agreement") with Velocitas Partners, LLC ("Velocitas") and Velocitas I LLC ("Velo LLC"), an entity controlled by Velocitas, with respect to an aggregate financing of up to $6,000,000.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 9. Convertible Debt.

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

Licensing rights, net consisted of the following at March 31, 2018 and December 31, 2017:

Intangible assets - licensing rights	March 31, 2018	December 31, 2017
Intangible assets – licensing rights, gross	$4,381,881	$4,381,881
Less: accumulated amortization	(827,895)	(725,245)
Intangible assets - licensing rights, net	$3,553,986	$3,656,636

Amortization expense for intangible licensing rights assets was $102,650 and $80,173 for the three months ended March 31, 2018 and 2017, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of March 31, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Nine months)	$313,653
2019	416,303
2020	416,303
2021	416,303
2022	416,303
2023 & Beyond	1,575,121
Total	$3,553,986

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at March 31, 2018 and December 31, 2017:

Accrued Liabilities	March 31, 2018	December 31, 2017
Accrued compensation/benefits	$131,458	$124,819
Accrued property taxes	1,425	---
Accrued royalties	40,388	39,144
Product rebates/returns	---	6
Total accrued liabilities	$173,271	$163,969

NOTE 9.	CONVERTIBLE DEBT

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

Information relating to the Initial Note and the Second Note is as follows:

						As of March 31, 2018
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
Initial Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$162,773	$4,268	$332,959
Second Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$170,324	$4,452	$325,224
Total	$1,000,000				$1,000,000	$333,097	$8,720	$658,183

As part of the Initial Note and the Second Note, at the holder's option, all unpaid principle and interest due under each convertible promissory note may be converted into shares of Common Stock based on a conversion price of $0.04 per share.  The Initial Note and the Second Note mature on February 27, 2019 and March 31, 2019, respectively, and on each such maturity date each convertible promissory note, and accrued interest thereon, is subject to mandatory conversion based on a conversion price of $0.04 per share, unless an event of default has occurred and is continuing.

The amount of interest cost recognized from our promissory notes and our convertible debt was $30,822 and $6,176 for the three months ended March 31, 2018 and 2017, respectively.

The amount of debt discount amortized from our convertible debt was $85,859 and nil for the three months ended March 31, 2018 and 2017, respectively.

The amount of debt issuance costs amortized from our convertible debt was $2,135 and nil for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10.	EQUITY TRANSACTIONS

Preferred Stock Transaction

March 2017 Offering

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017.

The second closing included, among other transaction components, the purchase by Velo LLC of 1,250 shares of Series B Convertible Preferred Stock of the Company for $5,000,000.  On July 26, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC were converted into 125,000,000 shares of Common Stock.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 9. Convertible Debt.

NOTE 11.	STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2018, we had 201,349,431 shares of Common Stock issued and outstanding.  For the three months ended March 31, 2018, we did not issue or redeem any shares of Common Stock.

Preferred Stock

As of March 31, 2018, we had no shares of Series A Preferred Stock (the "Series A Shares") issued and outstanding.  For the three months ended March 31, 2018, we did not issue or redeem any Series A Shares.

As of March 31, 2018, we had no shares of Series B Preferred Stock (the "Series B Shares") issued and outstanding.  For the three months ended March 31, 2018, we did not issue or redeem any Series B Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2018 and the changes therein during the three months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2017	83,234,617	$0.06
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	(660,000)	$0.60
Balance as of March 31, 2018	82,574,617	$0.06

For the three months ended March 31, 2018, we did not issue or redeem any warrants.

Of the warrant shares subject to exercise as of March 31, 2018, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
March 31, 2027	57,055,057
Total	82,574,617

NOTE 12.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Warrants to purchase Common Stock	82,574,617	83,234,617
Stock options to purchase Common Stock	1,640,335	150,736
Common Stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	31,250,000
Total	115,464,952	114,635,353

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

NOTE 13.	SHARE BASED COMPENSATION

The Company maintains the 2018 Equity Incentive Plan and the 2006 Equity Incentive Plan.  Each of the Equity Incentive Plans are administered by the Board of Directors, acting in lieu of a compensation committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, and other provisions of the award.

On March 28, 2018, the Board of Directors approved the 2018 Equity Incentive Plan, which is subject to ratification at the Company's 2018 Annual Meeting of Stockholders, to be held on June 11, 2018.  As of March 29, 2016, the 2006 Equity Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the 2006 Equity Incentive Plan does not affect outstanding awards.
The 2018 Equity Incentive Plan allows for the Company to grant awards for up to 20,000,000 shares of Common Stock.

Awards under the 2018 Equity Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; other stock-based awards, including unrestricted shares; or any combination of the foregoing. The exercise price of awards granted under the 2018 Equity Incentive Plan is equal to or greater than the closing price of a share of the Company's Common Stock on the grant date.

Our Board granted the following stock option awards for the three months ended March 31:

	Three Months Ended March 31,
Stock Option Awards	2018	2017(1)
Quantity	1,500,000	---
Weighted average fair value per share	$0.03	---
Fair value	$45,000	---

(1)	The Company did not award any shared-based compensation for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
Stock Option Awards	2018	2017 (4)
Expected volatility (1)	136.27%	---
Risk-free interest rate % (2)	2.56%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three months ended March 31, 2017.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three months ended March 31:

	Three Months Ended March 31,
	2018		2017
Research and development	$	---	$1,663
Selling, general and administrative		189	2,661
Total share-based compensation expense		$189	$4,324

As of March 31, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $44,800.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty four months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of March 31, 2018 and the changes therein during the three months then ended:
	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	150,736	$4.26
Granted	1,500,000	$0.05
Forfeited/cancelled	(10,401)	$34.46
Exercised	---	---
Outstanding as of March 31, 2018	1,640,335	$0.22

Exercisable as of March 31, 2018	140,335	$2.02

Summary of Plans

2006 Equity Incentive Plan

In March 2006, our Board adopted and our stockholders approved our 2006 Equity Incentive Plan, which initially provided for the issuance of up to 133,333 shares of our Common Stock pursuant to stock option and other equity awards.  At subsequent annual meetings of the stockholders held in 2007, 2009, 2010, 2012, 2013, and 2014, our stockholders approved amendments to the 2006 Equity Incentive Plan that increased the number of shares of Common Stock issuable under the 2006 Equity Incentive Plan to a total of 2,800,000 shares.
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

As of March 31, 2018, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the 2006 Equity Incentive Plan, of which 140,335 were outstanding at a weighted average exercise price of $2.02 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the 2006 Equity Incentive Plan, of which none were outstanding. As of March 29, 2016, the 2006 Equity Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the 2006 Equity Incentive Plan does not affect outstanding awards.

2018 Equity Incentive Plan

On March 28, 2018, our Board of Directors adopted and approved our 2018 Equity Incentive Plan which initially provides for the issuance of up to 20,000,000 shares of our Common Stock pursuant to stock options and other equity awards.

As of March 31, 2018, we had granted options to purchase 1,500,000 shares of Common Stock since the inception of the 2018 Equity Incentive Plan, of which 1,500,000 were outstanding at a weighted average exercise price of $0.05 per share.  As of March 31, 2018, there were 18,500,000 shares that remain available for future grants under the 2018 Equity Incentive Plan.

NOTE 14.	FAIR VALUE MEASUREMENTS

In accordance with FASB ASC Topic 820, Fair Value Measurements, ("ASC Topic 820") certain assets and liabilities of the Company are required to be recorded at fair value.  Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.  The guidance in ASC Topic 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimized the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The following table summarizes the fair value of our financial instruments at March 31, 2018 and December 31, 2017.

Description	March 31, 2018	December 31, 2017
Liabilities:
Convertible promissory note – March 2017	$500,000	$500,000
Convertible promissory note – February 2017	$500,000	$500,000
Total	$1,000,000	$1,000,000

NOTE 15.	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets and the Company has provided a full valuation allowance. As a result, the effective tax rate is zero and the net deferred tax assets are zero.

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

The future minimum lease payments under the Office Lease, the 2018 warehouse lease, and the 2015 equipment lease are as follows as of March 31, 2018:

Calendar Years	Future Lease Expense
2018 (Nine months)	$39,396
2019	51,059
2020	---
2021	---
Total	$90,455

Rent expense for our operating leases amounted to $13,753 and $32,348 for the three ended March 31, 2018 and 2017, respectively.

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

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 9. Convertible Debt.

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

For the three months ended March 31, 2018 and 2017, the Company recorded revenues, in approximate numbers, of nil and $215,000, respectively, with Velocitas GmbH, an affiliated entity of Velocitas, which represented 0% and 99% of our total revenues, respectively.  As of March 31, 2018 and December 31, 2017, Velocitas GmbH did not have any outstanding net accounts receivable.

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

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company's cash and financial resources.  As of March 31, 2018, the Company's obligation to these executives for temporarily deferred compensation was approximately $72,000 which was included in accrued liabilities.  As of December 31, 2017, the Company's obligation to these executives for temporarily deferred compensation was approximately $72,000 which was included in accrued liabilities.
Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. ("Access") for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of March 31, 2018, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of March 31, 2018, the Company has accrued approximately $40,000 of expense relating to future milestone payments to Access.

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

Prescription Drug User Fee Obligation

The Company was assessed prescription drug user fees ("PDUFA") of approximately $535,000 by the United States Department of Health and Human Services (the "DHHS") for the sale and manufacture of Aphthasol® from 2009 to 2012.  In November 2017, the Company negotiated a settlement payment of $400,000 with DHHS thereby cancelling certain unpaid invoices and accrued penalties and interest thereon.  There continues to be a PDUFA fee and accrued penalties and interest that remains unpaid as of this Report.  Since the Company has not yet reached a settlement with the DHHS on the unpaid PDUFA fee, it is possible that the Company may be subject to additional collection costs.

NOTE 17.	LEGAL PROCEEDINGS

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

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with all financial and non-financial information appearing elsewhere in this report and with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, referred to as our 2017 Form 10-K, which has been previously filed with the Securities and Exchange Commission on March 30, 2018, including the risk factors set forth therein.  In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other risks discussed in our 2017 Form 10-K under "Risks Associated with our Business".

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) (this "Report") and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements may include words such as "should", "expect", "anticipate", "estimate", "target", "may", "project", "guidance", "will", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, statements regarding expected cash flows, market position, product development, product approvals, increases in revenue, expense levels, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.
No assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made.  We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.
Business Overview

Business

ULURU Inc. (together with our subsidiaries, "we", "our", "us", "ULURU" or the "Company") is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing innovative wound care and drug delivery systems based on our patented technologies.  Our mission is to improve the lives of patients the world over by delivering comprehensive solutions that optimize outcomes for the key stakeholders in our healthcare systems: patients, providers and payers.

Utilizing these two platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing ("Altrazeal®"), based on our Nanoflex® technology, has the potential to change the way health care providers approach wound treatment.  Altrazeal® is indicated for exuding acute wounds, both surgical and traumatic, as well as for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the United States Food and Drug Administration (the "FDA"), the European Union (the "EU") and a number of other international markets.

Our current strategy is to primarily focus on the commercialization of Altrazeal® and to establish a strong leadership position in wound management by developing and commercializing a customer focused portfolio of innovative wound care products.  We are also evaluating the potential for commercialization of the other products as well as explore strategic collaborations to further develop our oral mucoadhesive film technology (OraDiscTM) for systemic drug delivery and for delivery of actives to the oral cavity.

During 2017, we were successful in improving the sales of Altrazeal®, particularly in international markets.  We were also able to achieve significant savings in our operating expense structure, which was highlighted by the settlement of certain liabilities at a level below the original indebtedness. In addition to recruiting new talent to stimulate revenue growth during 2017 and beyond we also engaged a new regulatory team during the past year that reviewed and enhanced our existing quality management systems.

In 2018, we intend to continue to execute a series of operational plans originally launched in 2017 to enhance and streamline our business. These include undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal® as well as to improve operational efficiencies and reduce costs. While we continue to focus on growing our international revenue base in 2018, we have also decided to initiate sales and marketing efforts in the United States.  In preparation for this, we have been reaching out to a number of potential customers to identify and validate potential marketing strategies for Altrazeal® that will reposition its entry into certain market segments and certain medical indications that may enable faster adoption and market penetration. We have also established a scientific advisory board with pre-eminent domestic and international experts in the advanced wound care field as well as launched a new website and other marketing collaterals for Altrazeal® in preparation of a global product relaunch.

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

Comparison of the three months ended March 31, 2018 and 2017

Total Revenues

Revenues were approximately $84,000 for the three months ended March 31, 2018, as compared to revenues of approximately $217,000 for the three months ended March 31, 2017, and were composed of product sales of $84,000 for Altrazeal®.  The decrease of $133,000 in revenues is primarily attributable to the timing of Altrazeal® product orders received from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 and 2017 were approximately $26,000 and $173,000, respectively, and were comprised of costs associated with the production and sale of Altrazeal®.

Research and Development

Research and development expenses totaled approximately $45,000 for the three months ended March 31, 2018 as compared to approximately $60,000 for the three months ended March 31, 2017.  The decrease of approximately $15,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $28,000 in scientific compensation related to lower head-count and lower share-based compensation and a decrease of $10,000 in facility related costs.  These expense decreases were partially offset by an increase of $23,000 in regulatory related consulting costs.

The direct research and development expenses for the three months ended March 31, 2018 and 2017 were, in approximate numbers, as follows:

	Three Months Ended March 31,
Technology	2018	2017
Wound care	$9,000	$4,000
OraDisc™	---	5,000
Total	$9,000	$9,000

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $376,000 for the three months ended March 31, 2018 as compared to approximately $304,000 for the three months ended March 31, 2017.  The increase of approximately $72,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $51,000 in costs associated with the marketing and promotion of Altrazeal® , an increase of $16,000 in costs for accounting services and internal controls consulting, an increase of $15,000 in costs associated with our relocation to a new corporate office, an increase of $12,000 in legal costs associated with the implementation of our new equity incentive plan and updated distribution agreements, an increase of $12,000 in patent related legal costs, and an increase of $18,000 in other miscellaneous expenses.  These expense increases were partially offset by, in approximate numbers, a decrease of $32,000 in royalty expenses associated with product sales as the prior year included a non-recurring expense adjustment, a decrease of $11,000 in facility related costs, and a decrease of $9,000 in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $112,000 for the three months ended March 31, 2018 as compared to approximately $89,000 for the three months ended March 31, 2017.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $23,000 in amortization expense is attributable to the purchase of additional licensing rights of approximately $869,000 from Velocitas that occurred in March 2017.

Depreciation

Depreciation expense totaled approximately $5,000 for the three months ended March 31, 2018 as compared to approximately $33,000 for the three months ended March 31, 2017.  The decrease of approximately $28,000 is attributable to certain equipment being fully depreciated.

Interest Expense

Interest expense totaled approximately $125,000 for the three months ended March 31, 2018 as compared to approximately $21,000 for the three months ended March 31, 2017.  Interest expense typically includes financing costs for our insurance policies, interest costs related to regulatory fees, and interest costs and amortization of debt discount and debt issuance costs related to debt.  The increase of approximately $104,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes with Velocitas from the $6,000,000 offering of convertible notes and equity securities pursuant to the Note, Warrant and Preferred Stock Purchase Agreement (the "Purchase Agreement") with Velocitas Partners, LLC ("Velocitas") and Velocitas I LLC ("Velo LLC"); such offering the "March 2017 Offering".

Foreign Currency Transaction Gain

Foreign currency transaction gain totaled approximately $2,400 for the three months ended March 31, 2018 as compared to a foreign currency transaction gain of approximately $100 for the three months ended March 31, 2017.  The increase of approximately $2,300 is related to fluctuations in the Euro exchange rate experienced during 2018 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Our principal source of liquidity is cash and cash equivalents.  As of March 31, 2018, our cash and cash equivalents were $3,352,000 which is a decrease of approximately $359,000 as compared to our cash and cash equivalents at December 31, 2017 of approximately $3,711,000.  Our working capital (current assets less current liabilities) was approximately $2,099,000 at March 31, 2018 as compared to our working capital at December 31, 2017 of approximately $3,123,000.

Consolidated Cash Flow Data
	Three Months Ended March 31,
Net Cash Provided by (Used in)	2018	2017
Operating activities	$(388,000)	$(283,000)
Investing activities	29,000	---
Financing activities	---	5,881,000
Net increase in cash and cash equivalents	$(359,000)	$5,598,000

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was approximately $388,000.  The principal components of net cash used for the three months ended March 31, 2018 were, in approximate numbers, our net loss of $575,000, an increase of $64,000 in accounts receivable due to remittance timing, and a decrease of $7,000 in accounts payable.  Our net loss for the three months ended March 31, 2018 included substantial non-cash charges of approximately $176,000, in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and a gain on the sale of equipment.  The aforementioned net cash used for the three months ended March 31, 2018 was partially offset by, in approximate numbers, an increase of $31,000 in accrued interest, an increase of $9,000 in accrued liabilities due to compensation accruals, a decrease of $33,000 in prepaid expenses related to insurance and listing fees, and a decrease of $9,000 in inventories.

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
Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was approximately $29,000 and was composed of the proceeds from the sale of manufacturing equipment.

There were no investing activities for the three months ended March 31, 2017.

Financing Activities

There were no financing activities for the three months ended March 31, 2018.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $5,881,000 and was composed of, in approximate numbers, the net proceeds of $5,901,000 from the March 2017 Offering and net proceeds of $120,000 from certain short-term promissory notes issued to Velocitas and Kirkwood.  The aforementioned net cash provided for the three months ended March 31, 2017 was partially offset by repayment of $140,000 for the short-term promissory notes issued to Velocitas and Kirkwood.

Liquidity

As of March 31, 2018, we had cash and cash equivalents of approximately $3,352,000.

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

As of March 31, 2018, our net working capital (current assets less current liabilities) was approximately $2,099,000 and we believe that our liquidity will be sufficient to fund operations beyond 2018.

In the event that we need to raise capital in the future, due to our limited revenue we may be unable to obtain the necessary financing on terms acceptable to us, or at all.  If we are unable to raise capital when needed, we would be unable to continue our operations.  Even if we are able to raise capital, we may raise capital by selling equity securities or convertible debt securities, which will be dilutive to existing stockholders.  If we incur additional indebtedness, costs of financing may be extremely high, and we will be subject to default risks associated with such indebtedness, which may harm our ability to continue our operations.  We have no commitments with respect to additional capital.

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management product and the market acceptance of this product;
▪	our ability to establish and maintain collaborative arrangements with business partners for the development and commercialization of certain product opportunities;
▪	scientific progress in our development programs;
▪	the marketing and sales efforts of our distributors and sub-distributors;
▪	the costs involved in filing, prosecuting and enforcing patent claims and our maintenance of patent rights;
▪	our ability to obtain favorable reimbursement approvals in various jurisdictions;
▪	the cost of manufacturing and production scale-up;
▪	competing product developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights); and
▪	our general financial situation, including our revenues, liquidity, capitalization and other factors.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of March 31, 2018, which is composed of a lease agreement for office and laboratory space in Addison, Texas, a lease agreement for storage and warehouse space in Carrollton, Texas, and a lease agreement for office equipment.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$90,455	$52,161	$38,294	$	---	$	---
Total contractual cash obligations	$90,455	$52,161	$38,294	$	---	$	---

Capital Expenditures

For the three months ended March 31, 2018 and 2017, our expenditures for property, equipment, and leasehold improvements were zero, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.
Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize JP Morgan/Chase Bank, Bank of America, N.A., and South State Bank as our banking institutions.  At March 31, 2018 and December 31, 2017 our cash and cash equivalents totaled approximately $3,352,000 and $3,711,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at March 31, 2018 and at December 31, 2017.  As of March 31, 2018, three customers exceeded the 5% threshold, jointly with 91%.  As of December 31, 2017, three customers exceeded the 5% threshold, jointly with 92%.  We routinely assess the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgements on an on-going basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 30, 2018.  We had no significant changes in our critical accounting policies since our last annual report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act")).  Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure primarily as a result of the lack of segregation of duties due to a limited number of employees.

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

This item is not applicable to smaller reporting companies.  Information about certain risks associated with an investment in our Common Stock is found in Part I, Item 1A of our 2017 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation, including Certificate of Designation of Series B Preferred Stock and certificate of amendment dated July 26, 2017. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company's Form 10-Q filed on August 14, 2017.
(2)		Incorporated by reference to the Company's Form 10-K filed on March 30, 2009.
	*	Filed herewith.
**
Filed herewith.  This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities and Exchange Act of 1934.

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

ULURU Inc.

Date: May 15, 2018	By:	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)