Form 10-Q
period 2018-06-30
ULURU Inc.
filed 2018-08-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2018

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

As of August 14, 2018, there were 201,349,431 shares of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and nil shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three and Six Months Ended JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,146,219	$3,710,882
Accounts receivable, net	221,337	256,123
Inventory	457,917	497,461
Prepaid expenses and deferred charges	111,653	170,686
Total Current Assets	3,937,126	4,635,152

Property, Equipment and Leasehold Improvements, net	42,763	53,723

Other Assets
Intangible asset - patents, net	161,367	179,737
Intangible asset - licensing rights, net	3,450,195	3,656,636
Deposits	4,316	18,069
Total Other Assets	3,615,878	3,854,442

TOTAL ASSETS	$7,595,767	$8,543,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,172,368	$1,213,246
Accrued liabilities	173,807	163,969
Accrued interest	161,644	99,658
Convertible notes payable, current portion, net of unamortized debt discount and debt issuance costs	747,189	---
Deferred revenue, current portion	29,227	35,761
Total Current Liabilities	2,284,235	1,512,634

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	---	570,189
Deferred revenue, net of current portion	331,800	352,698
Total Long Term Liabilities	331,800	922,887

TOTAL LIABILITIES	2,616,035	2,435,521

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	---	---
Preferred Stock Series B, 1,250 shares designated; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	---	---

Common Stock - $0.001 par value; 750,000,000 shares authorized;
201,349,431 and 201,349,431 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	201,349	201,349
Additional paid-in capital	68,562,533	68,556,734
Accumulated (deficit)	(63,784,150)	(62,650,287)
TOTAL STOCKHOLDERS' EQUITY	4,979,732	6,107,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,595,767	$8,543,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,			Six months Ended June 30,
	2018		2017	2018		2017
Revenues
License fees	$	---	$1,436	$	---	$2,858
Product sales, net		105,550	2,878		189,345	218,573
Total Revenues		105,550	4,314		189,345	221,431

Costs and Expenses
Cost of product sold		43,756	3,067		70,111	105,416
Research and development		37,500	48,192		84,565	108,321
Selling, general and administrative		355,482	327,210		730,153	701,393
Amortization of intangible assets		113,027	113,027		224,811	202,334
Depreciation		5,481	32,842		10,961	65,558
Gain on sale of equipment		---	---		(29,179)	---
Total Costs and Expenses		555,246	524,329		1,091,422	1,183,022
Operating (Loss)		(449,696)	(520,015)		(902,077)	(961,591)

Other Income (Expense)
Interest and miscellaneous income		---	2		---	4
Interest expense		(126,670)	(133,864)		(252,149)	(155,141)
Foreign currency transaction loss		(8,744)	(3,181)		(6,299)	(3,071)
Gain on settlement of liability		---	114,013		---	114,013
(Loss) Before Income Taxes		(585,110)	(543,045)		(1,160,525)	(1,005,786)

Income taxes		---	---		---	---
Net (Loss)		$(585,110)	$(543,045)		$(1,160,525)	$(1,005,786)

Basic and diluted net (loss) per common share		$(0.00)	$(0.01)		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		201,349,431	76,349,431		201,349,431	69,772,774

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018		2017
OPERATING ACTIVITIES :
Net loss		$(1,160,525)		$(1,005,786)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		224,811		202,334
Depreciation		10,961		65,558
Share-based compensation for stock and options issued to employees		---		8,697
Share-based compensation for options issued to non-employees		5,799		---
Amortization of debt discount on promissory notes		172,671		87,006
Amortization of debt issuance costs on promissory notes		4,329		1,916
Gain on sale of equipment		(29,179)		---
Gain on settlement of liability		---		(114,013)

Change in operating assets and liabilities:
Accounts receivable		34,785		59,177
Inventory		39,544		9,776
Prepaid expenses and deferred charges		59,033		97,958
Deposits		13,753		---
Accounts payable		(40,878)		218,155
Accrued liabilities		9,838		(110,347)
Accrued interest		61,986		36,591
Deferred revenue		(770)		(14,328)
Total		566,683		548,480
Net Cash Used in Operating Activities		(593,842)		(457,306)

INVESTING ACTIVITIES :
Purchase of equipment		---		(3,501)
Proceeds from sale of equipment		29,179		---
Net Cash Provided / (Used) in Investing Activities		29,179		(3,501)

FINANCING ACTIVITIES :
Proceeds from issuance of convertible notes and warrant, net		---		983,092
Proceeds from sale of Series B preferred stock, net		---		4,915,661
Proceeds from issuance of promissory notes		---		120,000
Repayment of principle due on promissory notes		---		(140,000)
Net Cash Provided by Financing Activities		---		5,878,753

Net (Decrease) / Increase in Cash		(564,663)		5,417,946

Cash, beginning of period		3,710,882		36,615
Cash, end of period		$3,146,219		$5,454,561

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$	---		$2,672
Cash paid for income taxes	$	---	$	---

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights	$	---		$869,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.

NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	COMPANY OVERVIEW AND BASIS OF PRESENTATION

Company Overview

ULURU Inc. (hereinafter "we", "our", "us", "ULURU", or the "Company") is a Nevada corporation.  We are a specialty medical technology company committed to developing and commercializing innovative wound care and drug delivery systems based on our patented technologies.  Our mission is to improve the lives of patients the world over by delivering comprehensive solutions that optimize outcomes for the key stakeholders in our healthcare systems: patients, providers, and payers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2018 and the results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The new revenue standard ("Topic 606") became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The cumulative effect of applying the new revenue standard was an increase of $26,662 to stockholder's equity as of January 1, 2018.   The adoption of ASC 606 does not materially impact the Company's revenue recognition as the Company's revenue primarily comes from the sale of products which do not required long term contracts, contracts with multiple deliverables or performance obligations.  Additionally, the Company already historically accounted for variable consideration on its product sales such as sale returns and discounts as part of revenue recognition.  Topic 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgements made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. See Note 3, "Revenue Recognition."

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, classification of awards as either equity or liabilities, the estimation of forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance is effective for the Company on January 1, 2017 and early adoption was permitted. The Company adopted ASU 2016-09 during the first fiscal quarter ended on March 31, 2017. As part of the adoption of this guidance, the Company elected to continue estimating forfeitures in its calculation of stock-based compensation expense. The excess tax benefits and tax deficiencies from stock-based compensation awards accounted for under ASC 718 are recognized as income tax benefit or expense, respectively, in the statement of operations and comprehensive loss. The income tax related items had no effect on the current period presentation as the Company maintains a full valuation allowance against its deferred tax assets. In addition, excess tax benefits for share-based payments are presented as an operating activity in the statement of cash flows rather than financing activity. The changes have been applied retrospectively in accordance with the ASU and prior periods have not been adjusted. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a retrospective basis beginning on January 1, 2018 with early adoption permitted.  The Company's adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements..

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

Revenue Recognition

The Company's product, Altrazeal®, is distributed to and through a limited number of specialty distributors internationally and a combination of wholesalers and direct to customer sales in the United States.  These customers subsequently resell the Company's product to healthcare providers and patients.

The Company recognizes revenue as the transfer of control of its products to the Company's customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five-step approach:

▪	identification of the contract, or contracts, with a customer;
▪	recognition of revenue when, or as, we satisfy the performance obligations;
▪	determination of the transaction price;
▪	allocation of the transaction price to the performance obligations in the contract; and
▪	recognition of revenue when, or as, we satisfy the performance obligations.

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

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $26,662 to stockholder's equity as of January 1, 2018. Our statement of operations for the three and six months ended June 30, 2018 and our balance sheet as of June 30, 2018 are presented under ASC 606, while our statement of operations for the three and six months ended June 30, 2017 and our balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See below for disclosure of the impact of the adoption of ASC 606 on our statement of operations and balance sheet for the three and six months ended June 30, 2018, and the effect of changes made to our consolidated balance sheet as of January 1, 2018.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017,		January 1, 2018
BALANCE SHEET	As Reported Under	Adjustments Due	As Adjusted
	ASC 605	to ASC 606	Under ASC 606
Liabilities
Current liabilities
Current portion of deferred revenue	$35,761	$(5,764)	$29,997
Total current liabilities	1,512,634	(5,764)	1,506,870
Deferred revenue, net of current portion	352,698	(20,898)	331,800
Total liabilities	2,435,521	(26,662)	2,408,859
Stockholders' Equity
Accumulated deficit	(62,650,287)	26,662	(62,623,625)
Total equity	$6,107,796	$26,662	$6,134,458

The table below presents the impact of the adoption of ASC 606 on our statement of operations.

	Six Months Ended June 30, 2018
STATEMENT OF OPERATIONS	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Revenues
License revenues	$1,422	$(1,422)	$ ---
Total revenues	190,767	(1,422)	189,345

Loss from operations	$(900,655)	$(1,422)	$(902,077)
Net loss	$(1,159,103)	$(1,422)	$(1,160,525)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)

The table below presents the impact of the adoption of ASC 606 on our balance sheet.

	June 30, 2018
BALANCE SHEET	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Liabilities and Stockholders' Equity
Current liabilities
Current portion of deferred revenue	$34,991	$(5,764)	$29,227
Total current liabilities	2,289,999	(5,764)	2,284,235
Deferred revenue, net of current portion	351,276	(19,476)	331,800
Total liabilities	2,641,275	(25,240)	2,616,035

Stockholders' Equity
Accumulated deficit	(63,809,390)	25,240	(63,784,150)
Total stockholders' equity	$4,954,492	$25,240	$4,979,732

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

Revenues per geographic area for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,				Six months Ended June 30,
Revenues	2018	%	2017	%	2018	%	2017	%
Domestic	$2,105	2%	$2,878	67%	13,102	7%	$5,415	2%
International	103,445	98%	1,436	33%	176,243	93%	216,016	98%
Total	$105,550	100%	$4,314	100%	$189,345	100%	$221,431	100%

A significant portion of our revenues are derived from a few major customers.  For the three months ended June 30, 2018 and 2017, three customers and three customers, respectively, had greater than 10% of total revenues and represented in the aggregate 98% and 66%, respectively, of total revenues.  For the six months ended June 30, 2018 and 2017, three customers and one customer, respectively, had greater than 10% of total revenues and represented in  the aggregate 87% and 97%, respectively, of total revenues.

NOTE 5.	INVENTORY

As of June 30, 2018, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at June 30, 2018 and December 31, 2017:

Inventory	June 30, 2018	December 31, 2017
Raw materials	$45,451	$32,329
Work-in-progress	341,073	311,632
Finished goods	71,393	153,500
Total	$457,917	$497,461

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at June 30, 2018 and December 31, 2017:

Property, equipment and leasehold improvements	June 30, 2018	December 31, 2017
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,589,286	1,604,894
Computers, office equipment, and furniture	154,781	154,781
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,268,904	2,284,512
Less: accumulated depreciation and amortization	(2,226,141)	(2,230,789)
Property, equipment and leasehold improvements, net	$42,763	$53,723

Depreciation expense on property, equipment and leasehold improvements was $5,481 and $32,842 for the three months ended June 30, 2018 and 2017, respectively, and was $10,961 and $65,558 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are composed of patents acquired in October, 2005.  Intangible assets, net consisted of the following at June 30, 2018 and December 31, 2017:

Intangible assets – patents	June 30, 2018	December 31, 2017
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,437,261)	(7,418,891)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets - patents, net	$161,367	$179,737

Amortization expense for intangible patents assets was $9,236 and $9,236 for the three months ended June 30, 2018 and 2017, respectively, and was $18,370 and $18,370 for the six months ended June 30, 2018 and 2017, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of June 30, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Six months)	$18,674
2019	37,044
2020	37,145
2021	37,044
2022	31,460
Total	$161,367

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

At the second closing of the financing event with Velocitas and Velo LLC, which occurred on March 31, 2017, the Company acquired the Altrazeal® distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of the Altrazeal® distributor agreements from Velocitas at $869,375 based on the closing price of $0.065 per share of the Company's Common Stock on March 31, 2017.

Licensing rights, net consisted of the following at June 30, 2018 and December 31, 2017:

Intangible assets - licensing rights	June 30, 2018	December 31, 2017
Intangible assets – licensing rights, gross	$4,381,881	$4,381,881
Less: accumulated amortization	(931,686)	(725,245)
Intangible assets - licensing rights, net	$3,450,195	$3,656,636

Amortization expense for intangible licensing rights assets was $103,791 and $103,791 for the three months ended June 30, 2018 and 2017, respectively, and was $206,441 and $183,964 for the six months ended June 30, 2018 and 2017, respectively.

The future aggregate amortization expense for intangible licensing rights assets, remaining as of June 30, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Six months)	$209,862
2019	416,303
2020	416,303
2021	416,303
2022	416,303
2023 & Beyond	1,575,121
Total	$3,450,195

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30, 2018 and December 31, 2017:

Accrued Liabilities	June 30, 2018	December 31, 2017
Accrued compensation/benefits	$129,006	$124,819
Accrued property taxes	2,850	---
Accrued royalties	41,951	39,144
Product rebates/returns		6
Total accrued liabilities	$173,807	$163,969

NOTE 9.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

Debt Financing – February and March 2017

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000 in two closings with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017, which we refer to as the "March 2017 Offering".  Refer to a description in greater detail of the Company's related party affiliation with Velocitas and Velo LLC in Note 16. Related Party Transactions and Concentration.

The first closing, which occurred on February 27, 2017, included the purchase by Velocitas at face value of a Secured Convertible Note, dated February 27, 2017, in the principal amount of $500,000 (the "Initial Note"), with the Initial Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances).

The second closing, which occurred on March 31, 2017, included the purchase by Velocitas at face value of an additional $500,000 Secured Convertible Note, dated March 31, 2017, (the "Second Note") with the Second Note accruing interest at 12.5% per annum and having a term of two years (subject to acceleration under certain circumstances), and Velo LLC purchasing 1,250 shares of Series B Convertible Preferred Stock of the Company for gross proceeds of $5,000,000, at an as-converted-to-Common Stock purchase price of $0.04 per share. The Company received of $983,092 of net proceeds from the issuance of the Initial Note and the Second Note due to $16,908 of debt issuance costs and received of $4,915,661 of net proceeds from the sale of the Series B Convertible Preferred Stock due to $84,339 of equity issuance costs.

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

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the "Investor Rights Agreement") that provides the parties thereto with demand, Form S-3 and piggy back registration rights, Rule 144 information rights, and a right of first offer (or preemptive right) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael I. Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Information relating to the Initial Note and the Second Note is as follows:

						As of June 30, 2018
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
Initial Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$118,425	$3,145	$378,430
Second Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$127,860	$3,381	$368,759
Total	$1,000,000				$1,000,000	$246,285	$6,526	$747,189

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

The amount of interest cost recognized from our promissory notes and our convertible debt was $31,164 and $31,165 for the three months ended June 30, 2018 and 2017, respectively, and $61,986 and $37,341 for the six months ended June 30, 2018 and 2017, respectively.

The amount of debt discount amortized from our convertible debt was $86,812 and $87,006 for the three months ended June 30, 2018 and 2017, respectively, and $172,671 and $87,006 for the six months ended June 30, 2018 and 2017, respectively.

The amount of debt issuance costs amortized from our convertible debt was $2,194 and $1,916 for the three months ended June 30, 2018 and 2017, respectively, and $4,329 and $1,916 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 10.	EQUITY TRANSACTIONS

Preferred Stock Transaction

March 2017 Offering

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000, in two closing with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017.

The second closing included, among other transaction components, the purchase by Velo LLC of 1,250 shares of Series B Convertible Preferred Stock of the Company for $5,000,000.  The Company received of $4,915,661 of net proceeds from the sale of the Series B Convertible Preferred Stock due to $84,339 of equity issuance costs.

On July 26, 2017, all 1,250 outstanding shares of Series B Convertible Preferred Stock held by Velo LLC were converted into 125,000,000 shares of Common Stock.

Refer to a description in greater detail of the financing event with Velocitas and Velo LLC in Note 9. Convertible Debt.

NOTE 11.	STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2018, we had 201,349,431 shares of Common Stock issued and outstanding.  For the six months ended June 30, 2018, we did not issue or redeem any shares of Common Stock.

Preferred Stock

As of June 30, 2018, we had no shares of Series A Preferred Stock (the "Series A Shares") issued and outstanding.  For the six months ended June 30, 2018, we did not issue or redeem any Series A Shares.

As of June 30, 2018, we had no shares of Series B Preferred Stock (the "Series B Shares") issued and outstanding.  For the three months ended June 30, 2018, we did not issue or redeem any Series B Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2018 and the changes therein during the six months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2017	83,234,617	$0.06
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	(660,000)	$0.60
Balance as of June 30, 2018	82,574,617	$0.06

For the six months ended June 30, 2018, we did not issue or redeem any warrants.

Of the warrant shares subject to exercise as of June 30, 2018, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
March 31, 2027	57,055,057
Total	82,574,617

NOTE 12.	EARNINGS PER SHARE

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Warrants to purchase Common Stock	82,574,617	83,234,617
Stock options to purchase Common Stock	1,635,334	150,736
Common Stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	31,250,000
Total	115,459,951	114,635,353

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

The Company maintains the 2006 Equity Incentive Plan and the 2018 Equity Incentive Plan.  Each of the Equity Incentive Plans are administered by the Board of Directors, acting in lieu of a compensation committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, and other provisions of the award.

As of March 29, 2016, the 2006 Equity Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the 2006 Equity Incentive Plan does not affect outstanding awards.

On March 28, 2018, the Board of Directors approved the 2018 Equity Incentive Plan, which was subsequently ratified at the Company's 2018 Annual Meeting of Stockholders held on June 11, 2018.  The 2018 Equity Incentive Plan allows for the Company to grant awards for up to 20,000,000 shares of Common Stock.  Awards under the 2018 Equity Incentive Plan may include the following award types: stock options, which may be either incentive stock options or nonqualified stock options; stock appreciation rights; restricted stock; RSUs; other stock-based awards, including unrestricted shares; or any combination of the foregoing. The exercise price of stock options granted under the 2018 Equity Incentive Plan is equal to or greater than the closing price of a share of the Company's Common Stock on the grant date.

Our Board did not granted any stock option awards for the three months ended June 30, 2018.  Our Board has granted the following stock option awards for the six months ended June 30:

	Six Months Ended June 30,
Stock Option Awards	2018	2017(1)
Quantity	1,500,000	---
Weighted average fair value per share	$0.03	---
Fair value	$45,000	---

(1)	The Company did not award any shared-based compensation for the three and six months ended June 30, 2017.

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the six months ended June 30:

	Six Months Ended June 30,
Stock Option Awards	2018	2017 (4)
Expected volatility (1)	136.27%	---
Risk-free interest rate % (2)	2.56%	---
Expected term (in years)	5.0	---
Dividend yield (3)	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three and six months ended June 30, 2017.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$5,610	$1,682	$5,799	$3,345
Selling, general and administrative	---	2,691	---	5,352
Total share-based compensation expense	$5,610	$4,373	$5,799	$8,697

As of June 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $39,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately twenty one months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of June 30, 2018 and the changes therein during the six months then ended:
	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	150,736	$4.26
Granted	1,500,000	$0.05
Forfeited/cancelled	(15,402)	$29.59
Exercised	---	---
Outstanding as of June 30, 2018	1,635,334	$0.16

Exercisable as of June 30, 2018	135,334	$1.38

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

As of June 30, 2018, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the 2006 Equity Incentive Plan, of which 135,334 were outstanding at a weighted average exercise price of $1.38 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the 2006 Equity Incentive Plan, of which none were outstanding. As of March 29, 2016, the 2006 Equity Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the 2006 Equity Incentive Plan does not affect outstanding awards.

2018 Equity Incentive Plan

On March 28, 2018, our Board of Directors adopted and approved our 2018 Equity Incentive Plan which initially provides for the issuance of up to 20,000,000 shares of our Common Stock pursuant to stock options and other equity awards.

As of June 30, 2018, we had granted options to purchase 1,500,000 shares of Common Stock since the inception of the 2018 Equity Incentive Plan, of which 1,500,000 were outstanding at a weighted average exercise price of $0.05 per share.  As of June 30, 2018, there were 18,500,000 shares that remain available for future grants under the 2018 Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at June 30, 2018 and December 31, 2017.

Description	June 30, 2018	December 31, 2017
Liabilities:
Convertible Note Payable – Related Party – March 2017	$500,000	$500,000
Convertible Note Payable – Related Party – February 2017	$500,000	$500,000
Total	$1,000,000	$1,000,000

NOTE 15.	INCOME TAXES

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

On December 15, 2017, we entered into a Termination of Lease Agreement whereby we cancelled our existing lease for office and laboratory space and concurrently entered into a new lease agreement (the "Office Lease") that will continue until December 2019.  The Office Lease encompasses approximately 2,500 rentable square feet and currently requires a minimum monthly lease obligation of $2,729, which is inclusive of monthly operating expenses.

On January 25, 2018, we entered into a lease agreement for storage and warehouse space ("Warehouse Lease") in Carrollton, Texas.  The lease commenced on January 24, 2018 and will continue until December 2019.  The lease currently requires a minimum monthly lease obligation of $1,629, which is inclusive of monthly operating expenses.

The future minimum lease payments under the Office Lease and the Warehouse Lease are as follows as of June 30, 2018:

Calendar Years	Future Lease Expense
2018 (Six months)	$26,080
2019	52,288
2020	---
2021	---
Total	$78,368

Rent expense for our operating leases amounted to $15,025 and $33,596 for the three months ended June 30, 2018 and 2017, respectively, and $28,779 and $65,944 for the six months ended June 30, 2018 and 2017, respectively.

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

On March 31, 2017, the second closing of the Purchase Agreement included, among other transaction components, the Company acquiring the Altrazeal distributor agreements Velocitas had with its sub-distributors in exchange for the issuance of 13,375,000 shares of Common Stock.  The Company has valued the acquisition of the Altrazeal distributor agreement from Velocitas at $869,375 based on the closing price of $0.065 per share of the Company's Common Stock on March 31, 2017.

For the six months ended June 30, 2018 and 2017, the Company recorded revenues, in approximate numbers, of nil and $215,000, respectively, with Velocitas GmbH, an affiliated entity of Velocitas, which represented 0% and 97% of our total revenues, respectively.  As of June 30, 2018 and December 31, 2017, Velocitas GmbH did not have any outstanding net accounts receivable.
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

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company's cash and financial resources.  As of June 30, 2018 and December 31, 2017, the Company's obligation to these executives for temporarily deferred compensation was approximately $72,000 which was included in accrued liabilities.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. ("Access") for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of June 30, 2018, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of June 30, 2018, the Company has accrued approximately $42,000 of expense relating to future milestone payments to Access.

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

NOTE 18.	SUBSEQUENT EVENTS

On July 20, 2018, our Board of Directors approved the grant of two nonstatutory stock option awards to two service providers.  Each award was for the purchase of up to 500,000 shares of common stock with an exercise price of $0.05, has a term of ten years, and will vest upon the achievement of four specific performance thresholds.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (including documents incorporated by reference) (this "Report") and other written and oral statements the Company makes from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements may include words such as "should", "expect", "anticipate", "estimate", "target", "may", "project", "guidance", "will", "intend", "plan", "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company's goals, plans and projections regarding its financial position, statements indicating that the Company has cash and cash equivalents sufficient to fund our operations in the future, statements regarding expected cash flows, market position, product development, product approvals, future revenue, expense levels, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings, acquisitions, financings, and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years.  Actual results will likely vary from anticipated results and may vary materially.
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

During 2017, we were successful in improving the sales of Altrazeal®, particularly in international markets.  We were also able to achieve significant savings in our operating expense structure, which was highlighted by the settlement of certain liabilities at a level below the original indebtedness. In addition to recruiting new talent to stimulate revenue growth during 2017 and beyond, we also engaged a new regulatory team during the past year that reviewed and enhanced our existing quality management systems.

In 2018, we are continuing to execute a series of operational plans originally launched in 2017 to enhance and streamline our business. These include undertaking efforts to stimulate sales, enhance marketing, and expedite regulatory approvals for new market entry of Altrazeal® as well as to improve operational efficiencies and reduce costs. While we continue to focus on growing our international revenue base in 2018, we have also decided to initiate sales and marketing efforts in the United States.  In preparation for this, we have been reaching out to a number of potential customers to identify and validate potential marketing strategies for Altrazeal® that will reposition its entry into certain market segments and certain medical indications that may enable faster adoption and market penetration. We have also established a scientific advisory board with pre-eminent domestic and international experts in the advanced wound care field as well as launched a new website and other marketing collaterals for Altrazeal® in preparation of a global product relaunch.

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

Comparison of the three months ended June 30, 2018 and 2017

Total Revenues

Revenues were approximately $106,000 for the three months ended June 30, 2018, as compared to revenues of approximately $4,000 for the three months ended June 30, 2017, and were composed of entirely of Altrazeal® product sales.  The increase of $102,000 in revenues is primarily attributable to Altrazeal® product orders received from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018 were approximately $44,000 and were composed of, in approximate numbers, $33,000 from the sale of Altrazeal® and $11,000 from the write-off of obsolete product components.  Cost of goods sold for the three months ended June 30, 2017 were approximately $3,000 and was composed entirely of costs from the sale of Altrazeal®.

Research and Development

Research and development expenses totaled approximately $38,000 for the three months ended June 30, 2018 as compared to approximately $48,000 for the three months ended June 30, 2017.  The decrease of approximately $10,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $20,000 in scientific compensation related to lower head-count and lower share-based compensation and a decrease of $11,000 in facility related costs.  These expense decreases were partially offset by an increase of $12,000 in direct research costs as the prior year costs included a non-recurring expense adjustment and an increase of $9,000 in scientific advisory consulting costs.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $355,000 for the three months ended June 30, 2018 as compared to approximately $327,000 for the three months ended June 30, 2017.  The increase of approximately $28,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $42,000 in costs associated with the marketing and promotion of Altrazeal®, an increase of $20,000 in legal costs, and an increase of $8,000 in costs for the annual meeting of stockholders held in June 2018.  These expense increases were partially offset by, in approximate numbers, a decrease of $23,000 in compensation costs, a decrease of $11,000 in facility related costs, and a decrease of $8,000 in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $113,000 for the three months ended June 30, 2018 as compared to approximately $113,000 for the three months ended June 30, 2017.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.
Depreciation

Depreciation expense totaled approximately $5,000 for the three months ended June 30, 2018 as compared to approximately $33,000 for the three months ended June 30, 2017.  The decrease of approximately $28,000 is attributable to certain equipment being fully depreciated.

Interest Expense

Interest expense totaled approximately $127,000 for the three months ended June 30, 2018 as compared to approximately $134,000 for the three months ended June 30, 2017.  Interest expense typically includes interest costs related to regulatory fees and interest costs and amortization of debt discount and debt issuance costs related to debt.  The decrease of approximately $7,000 in interest expense is primarily attributable to costs associated with regulatory fees that were settled in November 2017.

Foreign Currency Transaction Loss

Foreign currency transaction loss totaled approximately $9,000 for the three months ended June 30, 2018 as compared to a foreign currency transaction loss of approximately $3,000 for the three months ended June 30, 2017.  The increase in foreign currency transaction loss of approximately $6,000 is related to fluctuations in the Euro exchange rate experienced during 2018 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the six months ended June 30, 2018 and 2017

Total Revenues

Revenues were approximately $189,000 for the six months ended June 30, 2018, as compared to revenues of approximately $221,000 for the six months ended June 30, 2017, and were composed entirely of Altrazeal® product sales.  The decrease of $32,000 in revenues is primarily attributable to the timing of Altrazeal® product orders received from our international distributors.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2018 were approximately $70,000 and were composed of, in approximate numbers, $59,000 from the sale of Altrazeal® and $11,000 from the write-off of obsolete product components.  Cost of goods sold for the six months ended June 30, 2017 were approximately $106,000 and was composed entirely of costs from the sale of Altrazeal®.
Research and Development

Research and development expenses totaled approximately $85,000 for the six months ended June 30, 2018 as compared to approximately $108,000 for the six months ended June 30, 2017.  The decrease of approximately $23,000 in research and development expenses was primarily due to, in approximate numbers, a decrease of $48,000 in scientific compensation related to lower head-count and lower share-based compensation and a decrease of $20,000 in facility related costs.  These expense decreases were partially offset by an increase of $24,000 in regulatory consulting costs, an increase of $16,000 in scientific advisory consulting costs and an increase of $5,000 in direct research costs as the prior year costs included a non-recurring expense adjustment.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $730,000 for the six months ended June 30, 2018 as compared to approximately $701,000 for the six months ended June 30, 2017.  The increase of approximately $29,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $23,000 in costs associated with the marketing and promotion of Altrazeal®, an increase of $32,000 in legal costs, an increase of $24,000 in costs for accounting services related to transitional costs for appointing a new independent accounting firm and accruals for the current year audit, an increase of $13,000 in patent related legal costs, an increase of $13,000 in costs for the annual meeting of stockholders held in June 2018, and an increase of $7,000 in other miscellaneous expenses.  These expense increases were partially offset by, in approximate numbers, a decrease of $29,000 in royalty expenses associated with product sales as the prior year included a non-recurring expense adjustment, a decrease of $22,000 in facility related costs, a decrease of $17,000 in insurance costs, and a decrease of $15,000 in compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $225,000 for the six months ended June 30, 2018 as compared to approximately $202,000 for the six months ended June 30, 2017.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $23,000 in amortization expense is attributable to the purchase of additional licensing rights of approximately $869,000 from Velocitas that occurred in March 2017.

Depreciation

Depreciation expense totaled approximately $11,000 for the six months ended June 30, 2018 as compared to approximately $66,000 for the six months ended June 30, 2017.  The decrease of approximately $55,000 is attributable to certain equipment being fully depreciated.

Interest Expense

Interest expense totaled approximately $252,000 for the six months ended June 30, 2018 as compared to approximately $155,000 for the six months ended June 30, 2017.  Interest expense typically includes interest costs related to regulatory fees and interest costs and amortization of debt discount and debt issuance costs related to debt.  The increase of approximately $97,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes issued to Velocitas as part of the $6,000,000 offering of convertible notes and equity securities pursuant to the Purchase Agreement with Velocitas and Velo LLC.

Foreign Currency Transaction Loss

Foreign currency transaction loss totaled approximately $6,000 for the six months ended June 30, 2018 as compared to a foreign currency transaction loss of approximately $3,000 for the six months ended June 30, 2017.  The increase in foreign currency transaction loss of approximately $3,000 is related to fluctuations in the Euro exchange rate experienced during 2018 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Our principal source of liquidity is cash and cash equivalents.  As of June 30, 2018, our cash and cash equivalents were approximately $3,146,000 which is a decrease of approximately $565,000 as compared to our cash and cash equivalents at December 31, 2017 of approximately $3,711,000.  Our working capital (current assets less current liabilities) was approximately $1,653,000 at June 30, 2018 as compared to our working capital at December 31, 2017 of approximately $3,123,000.

Consolidated Cash Flow Data
	Six Months Ended June 30,
Net Cash Provided by (Used in)	2018	2017
Operating activities	$(594,000)	$(457,000)
Investing activities	29,000	(4,000)
Financing activities	---	5,879,000
Net increase in cash and cash equivalents	$(565,000)	$5,418,000

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was approximately $594,000.  The principal components of net cash used for the six months ended June 30, 2018 were, in approximate numbers, our net loss of $1,161,000 and a decrease of $41,000 in accounts payable.  Our net loss for the six months ended June 30, 2018 included substantial non-cash charges of approximately $389,000, in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and a gain on the sale of equipment.  The aforementioned net cash used for the six months ended June 30, 2018 was partially offset by, in approximate numbers, an increase of $62,000 in accrued interest related to our convertible promissory notes, an increase of $10,000 in accrued liabilities due to compensation and property tax accruals, a decrease of $59,000 in prepaid expenses related to insurance and listing fees, a decrease of $39,000 in inventories, a decrease of $35,000 in accounts receivable due to collection activities, and a decrease of $14,000 in deposits.

For the six months ended June 30, 2017, net cash used in operating activities was approximately $457,000.  The principal components of net cash used for the six months ended June 30, 2017 were, in approximate numbers, our net loss of $1,006,000, a decrease of $111,000 in accrued liabilities due to reclassification of compensation liabilities and a decrease of $14,000 in deferred revenues due to amortization of revenues.  Our net loss for the six months ended June 30, 2017 included substantial non-cash charges of approximately $252,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and gain on settlement of liability.  The aforementioned net cash used for the six months ended June 30, 2017 was partially offset by, in approximate numbers, an increase of $218,000 in accounts payable due to reclassification of compensation liabilities, an increase of $37,000 in accrued interest, a decrease of $98,000 in prepaid expenses related to insurance and listing fees, a decrease of $59,000 in accounts receivable due to collection activities, and a decrease of $10,000 in inventories.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 was approximately $29,000 and was composed of the proceeds from the sale of manufacturing equipment.

Net cash used in investing activities for the six months ended June 30, 2017 was approximately $4,000 and relates to the purchase of computer equipment.

Financing Activities

There were no financing activities for the six months ended June 30, 2018.

Net cash provided by financing activities for the six months ended June 30, 2017 was approximately $5,879,000 and was composed of, in approximate numbers, the net proceeds of $5,899,000 from the March 2017 Offering and the net proceeds of $120,000 from certain short-term promissory notes issued to Velocitas and Kirkwood Investors, Inc. ("Kirkwood").  The aforementioned net cash provided for the six months ended June 30, 2017 was partially offset by the repayment of $140,000 of short-term promissory notes issued to Velocitas and Kirkwood.

Liquidity

As of June 30, 2018, we had cash and cash equivalents of approximately $3,146,000.

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

As of June 30, 2018, our net working capital (current assets less current liabilities) was approximately $1,653,000 and we believe that our liquidity will be sufficient to fund operations beyond 2018.

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

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of June 30, 2018, which is composed of a lease agreement for office and laboratory space in Addison, Texas and a lease agreement for storage and warehouse space in Carrollton, Texas.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$78,368	$52,224	$26,144	$	---	$	---
Total contractual cash obligations	$78,368	$52,224	$26,144	$	---	$	---

Capital Expenditures

For the six months ended June 30, 2018 and 2017, our expenditures for property, equipment, and leasehold improvements were nil and approximately $4,000, respectively, and consisted primarily of computer equipment.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize JP Morgan/Chase Bank, Bank of America, N.A., and South State Bank as our banking institutions.  At June 30, 2018 and December 31, 2017 our cash and cash equivalents totaled approximately $3,146,000 and $3,711,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at June 30, 2018 and at December 31, 2017.  As of June 30, 2018, three customers exceeded the 5% threshold, jointly with 97%.  As of December 31, 2017, three customers exceeded the 5% threshold, jointly with 92%.  We routinely assess the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are summarized in our 2017 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2018.  We had no significant changes in our critical accounting policies since our last annual report except as described in "Note 3. Significant Accounting Policies" included in this Report.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure primarily, as a result of the lack of segregation of duties due to a limited number of employees.

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

ULURU Inc.

Date: August 14, 2018	By:	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)