Form 10-Q
period 2018-09-30
ULURU Inc.
filed 2018-11-14
CIK 1168220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of November 14, 2018, there were 201,349,431 shares of the registrant's Common Stock, $0.001 par value per share ("Common Stock"), nil shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and nil shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

ULURU Inc.

INDEX TO FORM 10-Q

For the Three and Nine Months Ended SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

ULURU Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,813,043	$3,710,882
Accounts receivable, net	172,593	256,123
Inventory	422,425	497,461
Prepaid expenses and deferred charges	133,712	170,686
Total Current Assets	3,541,773	4,635,152

Property, Equipment and Leasehold Improvements, net	37,282	53,723

Other Assets
Intangible asset - patents, net	152,030	179,737
Intangible asset - licensing rights, net	3,345,264	3,656,636
Deposits	4,666	18,069
Total Other Assets	3,501,960	3,854,442

TOTAL ASSETS	$7,081,015	$8,543,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,167,976	$1,213,246
Accrued liabilities	165,050	163,969
Accrued interest	193,151	99,658
Convertible notes payable, current portion, net of unamortized debt discount and debt issuance costs	837,209	---
Deferred revenue, current portion	49,027	35,761
Total Current Liabilities	2,412,413	1,512,634

Long Term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issuance costs	---	570,189
Deferred revenue, net of current portion	331,800	352,698
Total Long Term Liabilities	331,800	922,887

TOTAL LIABILITIES	2,744,213	2,435,521

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value; 20,000 shares authorized;
Preferred Stock Series A, 1,000 shares designated; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	---	---
Preferred Stock Series B, 1,250 shares designated; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	---	---

Common Stock - $0.001 par value; 750,000,000 shares authorized;
201,349,431 and 201,349,431 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	201,349	201,349
Additional paid-in capital	68,569,329	68,556,734
Accumulated (deficit)	(64,433,876)	(62,650,287)
TOTAL STOCKHOLDERS' EQUITY	4,336,802	6,107,796

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,081,015	$8,543,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ULURU Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
Revenues
License fees	$	---	$1,453	$	---	$4,311
Product sales, net		84,612	199,486		273,957	418,059
Total Revenues		84,612	200,939		273,957	422,370

Costs and Expenses
Cost of product sold		31,399	73,569		101,510	178,985
Regulatory, research and development		76,889	90,294		161,454	198,615
Selling, general and administrative		378,955	315,490		1,109,108	1,016,883
Amortization of intangible assets		114,268	114,268		339,079	316,602
Depreciation		5,480	5,481		16,441	71,039
Gain on sale of equipment		---	---		(29,179)	---
Total Costs and Expenses		606,991	599,102		1,698,413	1,782,124
Operating (Loss)		(522,379)	(398,163)		(1,424,456)	(1,359,754)

Other Income (Expense)
Interest and miscellaneous income		4,452	41		4,452	45
Interest expense		(128,098)	(133,972)		(380,247)	(289,113)
Foreign currency transaction loss		(3,701)	(6,151)		(10,000)	(9,222)
Gain on settlement of liability		---	---		---	114,013
(Loss) Before Income Taxes		(649,726)	(538,245)		(1,810,251)	(1,544,031)

Income taxes		---	---		---	---
Net (Loss)		$(649,726)	$(538,245)		$(1,810,251)	$(1,544,031)

Basic and diluted net (loss) per common share		$(0.00)	$(0.00)		$(0.01)	$(0.02)

Weighted average number of common shares outstanding		201,349,431	159,229,866		201,349,431	99,919,486

The accompanying notes are an integral part of these consolidated financial statements.

ULURU Inc.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018		2017
OPERATING ACTIVITIES:
Net loss		$(1,810,251)		$(1,544,031)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of intangible assets		339,079		316,602
Depreciation		16,441		71,039
Share-based compensation for stock and options issued to employees		---		7,923
Share-based compensation for options issued to non-employees		12,595		---
Amortization of debt discount on promissory notes		260,438		174,577
Amortization of debt issuance costs on promissory notes		6,582		3,976
Gain on sale of equipment		(29,179)		---
Gain on settlement of liability		---		(114,013)

Change in operating assets and liabilities:
Accounts receivable		83,530		(101,748)
Inventory		75,036		61,500
Prepaid expenses and deferred charges		36,974		(8,676)
Deposits		13,403		---
Accounts payable		(45,270)		(116,237)
Accrued liabilities		1,081		(112,099)
Accrued interest		93,493		68,098
Deferred revenue		19,030		(14,773)
Total		883,233		236,169
Net Cash Used in Operating Activities		(927,018)		(1,307,862)

INVESTING ACTIVITIES:
Purchase of equipment		---		(3,501)
Proceeds from sale of equipment		29,179		---
Net Cash Provided / (Used) in Investing Activities		29,179		(3,501)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and warrant, net		---		983,092
Proceeds from sale of Series B preferred stock, net		---		4,915,661
Proceeds from issuance of promissory notes		---		120,000
Repayment of principle due on promissory notes		---		(140,000)
Net Cash Provided by Financing Activities		---		5,878,753

Net (Decrease) / Increase in Cash		(897,839)		4,567,390

Cash, beginning of period		3,710,882		36,615
Cash, end of period		$2,813,043		$4,604,005

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$	---		$2,697
Cash paid for income taxes	$	---	$	---

Non-cash investing and financing activities:
Issuance of common stock for acquisition of licensing rights	$	---		$869,375

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and include the accounts of ULURU Inc., a Nevada corporation, and its wholly-owned subsidiary, Uluru Delaware Inc., a Delaware corporation.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Topic 606 became effective for the Company on January 1, 2018, and was adopted using the modified retrospective method under which previously presented financial statements are not restated and the cumulative effect of adopting the new revenue standard on contracts in process is recognized by an adjustment to retained earnings at the effective date. The cumulative effect of applying the new revenue standard was an increase of $26,662 to stockholder's equity as of January 1, 2018.  The adoption of ASC 606 does not materially impact the Company's revenue recognition as the Company's revenue primarily comes from the sale of products which do not required long term contracts, contracts with multiple deliverables or performance obligations.  Additionally, the Company already historically accounted for variable consideration on its product sales such as sale returns and discounts as part of revenue recognition.  Topic 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgements made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. See Note 3, "Revenue Recognition."

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes current lease accounting guidance. The primary difference between current GAAP and the new standard is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The standard requires a modified retrospective approach upon adoption, with practical expedients that may be available to elect. The standard is effective for the Company in the first quarter of 2019 and early adoption is permitted. The Company is evaluating the impact of the ASU on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09").  ASU 2017-09 provides clarity when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a retrospective basis beginning on January 1, 2018 with early adoption permitted.  The Company's adoption of ASU 2017-09 did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 "Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07") which expands the scope of Topic 718, "Compensation – Stock Compensation", to include share-based payment transactions for acquiring goods and services from non-employees.  The objective of ASU 2018-07 is to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity by simplifying several aspects of existing guidance.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company elected the early adoption of ASU 2018-07, effective on January 1, 2018, which did not have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Targeted Improvements"("ASU 2018-11") which provides entities with an alternative transition method for adopting the new lease standard described in ASU 2016-02, which is described above.  Entities can elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.  Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840.  The Company is assessing this option in conjunction with its analysis of ASU 2016-02.

NOTE 3.	SIGNIFICANT ACCOUNTING POLICIES

Please refer to the notes in the Company's 2017 Form 10-K for additional details of the Company's financial condition and a description of the Company's accounting policies, which have been continued without change except for the Company's Revenue Recognition accounting policy, which has been updated as a result of the Company's adoption of ASU 2014-09 in the first quarter of 2018.

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

Trade Discounts and Allowances

The Company receives sales order management, marketing and promotions, data and distribution services from certain customers.  To the extent the services received are distinct from the Company's sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations of the Company. The company revenue recognition is net of estimated trade discounts and allowances.

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

Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as amended (commonly referred to as ASC 606) using the modified retrospective transition method. The cumulative effect of applying the standard was an increase of $26,662 to stockholder's equity as of January 1, 2018. Our statement of operations for the three and nine months ended September 30, 2018 and our balance sheet as of September 30, 2018 are presented under ASC 606, while our statement of operations for the three and nine months ended September 30, 2017 and our balance sheet as of December 31, 2017 are presented under ASC 605, Revenue Recognition. See below for disclosure of the impact of the adoption of ASC 606 on our statement of operations and balance sheet for the three and nine months ended September 30, 2018, and the effect of changes made to our consolidated balance sheet as of January 1, 2018.

The table below presents the cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet due to the adoption of ASC 606.

	December 31, 2017		January 1, 2018
BALANCE SHEET	As Reported	Adjustments Due	As Adjusted
	Under ASC 605	to ASC 606	Under ASC 606
Liabilities
Current liabilities
Current portion of deferred revenue	$35,761	$(5,764)	$29,997
Total current liabilities	1,512,634	(5,764)	1,506,870
Deferred revenue, net of current portion	352,698	(20,898)	331,800
Total liabilities	2,435,521	(26,662)	2,408,859
Stockholders' Equity
Accumulated deficit	(62,650,287)	26,662	(62,623,625)
Total equity	$6,107,796	$26,662	$6,134,458

The table below presents the impact of the adoption of ASC 606 on our statement of operations.

	Nine Months Ended September 30, 2018
STATEMENT OF OPERATIONS	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Revenues
License revenues	$1,422	$(1,422)	$ ---
Total revenues	275,379	(1,422)	273,957

Loss from operations	$(1,423,034)	$(1,422)	$(1,424,456)
Net loss	$(1,808,829)	$(1,422)	$(1,810,251)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)

The table below presents the impact of the adoption of ASC 606 on our balance sheet.

	September 30, 2018
BALANCE SHEET	Under	Effect of	As Reported
	ASC 605	ASC 606	Under ASC 606
Liabilities and Stockholders' Equity
Current liabilities
Current portion of deferred revenue	$54,791	$(5,764)	$49,027
Total current liabilities	2,418,177	(5,764)	2,412,413
Deferred revenue, net of current portion	351,276	(19,476)	331,800
Total liabilities	2,769,453	(25,240)	2,744,213

Stockholders' Equity
Accumulated deficit	(64,459,116)	25,240	(64,433,876)
Total stockholders' equity	$4,311,562	$25,240	$4,336,802

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

Revenues per geographic area for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,				Nine months Ended September 30,
Revenues	2018	%	2017	%	2018	%	2017	%
Domestic	$19,523	23%	$3,012	2%	32,625	12%	$8,427	2%
International	65,089	77%	197,927	98%	241,332	88%	413,943	98%
Total	$84,612	100%	$200,939	100%	$273,957	100%	$422,370	100%

A significant portion of our revenues are derived from a few major customers.  For the three months ended September 30, 2018 and 2017, four customers and one customer, respectively, had greater than 10% of total revenues and represented in aggregate 89% and 98%, respectively, of total revenues.  For the nine months ended September 30, 2018 and 2017, two customers and two customers, respectively, had greater than 10% of total revenues and represented in aggregate 81% and 97%, respectively, of total revenues.

NOTE 5.	INVENTORY

As of September 30, 2018, our inventory was comprised of Altrazeal® finished goods, manufacturing costs incurred in the production of Altrazeal®, and raw materials.  Inventories are stated at the lower of cost (first in, first out method) or net realizable value.  We regularly review inventories on hand and write down the carrying value of our inventories for excess and potentially obsolete inventories based on historical usage and estimated future usage.  In assessing the ultimate realization of our inventories, we are required to make judgments as to future demand requirements.  As actual future demand or market conditions may vary from those projected by us, adjustment to inventories may be required.

The components of inventory, at the different stages of production, consisted of the following at September 30, 2018 and December 31, 2017:

Inventory	September 30, 2018	December 31, 2017
Packaging and raw materials	$40,327	$32,329
Work-in-progress	318,297	311,632
Finished goods	63,801	153,500
Total	$422,425	$497,461

NOTE 6.	PROPERTY, EQUIPMENT and LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, net, consisted of the following at September 30, 2018 and December 31, 2017:

Property, equipment and leasehold improvements	September 30, 2018	December 31, 2017
Laboratory equipment	$424,888	$424,888
Manufacturing equipment	1,589,286	1,604,894
Computers, office equipment, and furniture	154,781	154,781
Computer software	4,108	4,108
Leasehold improvements	95,841	95,841
	2,268,904	2,284,512
Less: accumulated depreciation and amortization	(2,231,622)	(2,230,789)
Property, equipment and leasehold improvements, net	$37,282	$53,723

Depreciation expense on property, equipment and leasehold improvements was $5,480 and $5,481 for the three months ended September 30, 2018 and 2017, respectively, and was $16,441 and $71,039 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7.	INTANGIBLE ASSETS

Patents

Intangible patent assets are composed of patents acquired in October, 2005.  Intangible assets, net consisted of the following at September 30, 2018 and December 31, 2017:

Intangible assets – patents	September 30, 2018	December 31, 2017
Patent - Amlexanox (Aphthasol®)	$2,090,000	$2,090,000
Patent - Amlexanox (OraDisc™ A)	6,873,080	6,873,080
Patent - OraDisc™	73,000	73,000
Patent - Hydrogel nanoparticle aggregate	589,858	589,858
	9,625,938	9,625,938
Less: accumulated amortization	(7,446,598)	(7,418,891)
Less: reserve for impairment	(2,027,310)	(2,027,310)
Intangible assets - patents, net	$152,030	$179,737

Amortization expense for intangible patent assets was $9,337 and $9,337 for the three months ended September 30, 2018 and 2017, respectively, and was $27,707 and $27,707 for the nine months ended September 30, 2018 and 2017, respectively.

The future aggregate amortization expense for intangible patent assets, remaining as of September 30, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Three months)	$9,337
2019	37,044
2020	37,145
2021	37,044
2022	31,460
Total	$152,030

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

Licensing rights, net consisted of the following at September 30, 2018 and December 31, 2017:

Intangible assets - licensing rights	September 30, 2018	December 31, 2017
Intangible assets – licensing rights, gross	$4,381,881	$4,381,881
Less: accumulated amortization	(1,036,617)	(725,245)
Intangible assets - licensing rights, net	$3,345,264	$3,656,636

Amortization expense for intangible licensing rights assets was $104,931 and $104,931 for the three months ended September 30, 2018 and 2017, respectively, and was $311,372 and $288,895 for the nine months ended September 30, 2018 and 2017, respectively.
The future aggregate amortization expense for intangible licensing rights assets, remaining as of September 30, 2018, is as follows:

Calendar Years	Future Amortization Expense
2018 (Three months)	$104,931
2019	416,303
2020	416,303
2021	416,303
2022	416,303
2023 & Beyond	1,575,121
Total	$3,345,264

NOTE 8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at September 30, 2018 and December 31, 2017:

Accrued Liabilities	September 30, 2018	December 31, 2017
Accrued compensation/benefits	$117,419	$124,819
Accrued property taxes	4,413	---
Accrued royalties	43,218	39,144
Product rebates/returns	---	6
Total accrued liabilities	$165,050	$163,969

NOTE 9.	CONVERTIBLE NOTE PAYABLE – RELATED PARTY

Debt Financing – February and March 2017

On February 27, 2017, the Company entered into the Purchase Agreement with Velocitas and Velo LLC under which the Company received gross proceeds of $6,000,000 in two closings, with the initial closing occurring on February 27, 2017 and the second closing occurring on March 31, 2017, which we refer to as the "March 2017 Offering".  Refer to a description in greater detail of the Company's related party affiliation with Velocitas and Velo LLC in Note 16. Related Party Transactions and Concentration.

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

The Company, Velocitas, Velo LLC, and certain affiliates also signed a Voting Agreement (the "Voting Agreement") pursuant to which the parties agreed to set the size of the Board of Directors at six directors, and agreed to vote for the election to the Board of Directors of four persons designated by Velocitas (initially to be Anish Shah, Oksana Tiedt, Vaidehi Shah and Arindam Bose), one director designated by Bradley Sacks and one additional director designated by a major investor or by the Board of Directors.  In addition, the parties to the Voting Agreement agreed to vote in favor of a proposal to amend the Company's articles of incorporation to increase the authorized shares as required to permit the conversion of the Series B Convertible Preferred Stock.

In addition, the Company, Velocitas, Velo LLC, and certain affiliates entered into an Investor Rights Agreement (the "Investor Rights Agreement") that provides the parties thereto with demand, Form S-3 and piggy back registration rights, Rule 144 information rights, and a right of first offer (or preemptive right) in connection with future sales of securities by the Company (subject to standard exceptions).  The Investor Rights Agreement includes indemnification obligations associated with the registration rights.  Michael Sacks and Bradley Sacks and affiliates are parties to the Investor Rights Agreement, in part in exchange for the termination by certain of such persons and The Punch Trust of a Registration Rights Agreement dated as of January 31, 2014.

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

Information relating to the Initial Note and the Second Note is as follows:

						As of September 30, 2018
Transaction	Initial Principal Amount	Interest Rate	Maturity Date	Conversion Price	Principal Balance	Unamortized Debt Discount	Unamortized Debt Issuance Costs	Carrying Value
Initial Note	$500,000	12.5%	02/27/2019	$0.04	$500,000	$73,589	$1,991	$424,420
Second Note	$500,000	12.5%	03/31/2019	$0.04	$500,000	$84,929	$2,282	$412,789
Total	$1,000,000				$1,000,000	$158,518	$4,273	$837,209

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

The amount of interest cost recognized from our promissory notes and our convertible debt was $31,507 and $31,507 for the three months ended September 30, 2018 and 2017, respectively, and $93,493 and $68,848 for the nine months ended September 30, 2018 and 2017, respectively.

The amount of debt discount amortized from our convertible debt was $87,767 and $87,571 for the three months ended September 30, 2018 and 2017, respectively, and $260,438 and $174,577 for the nine months ended September 30, 2018 and 2017, respectively.

The amount of debt issuance costs amortized from our convertible debt was $2,253 and $2,060 for the three months ended September 30, 2018 and 2017, respectively, and $6,582 and $3,976 for the nine months ended September 30, 2018 and 2017, respectively.

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

Common Stock

As of September 30, 2018, we had 201,349,431 shares of Common Stock issued and outstanding.  For the nine months ended September 30, 2018, we did not issue or redeem any shares of Common Stock.

Preferred Stock

As of September 30, 2018, we had no shares of Series A Preferred Stock (the "Series A Shares") issued and outstanding.  For the nine months ended September 30, 2018, we did not issue or redeem any Series A Shares.

As of September 30, 2018, we had no shares of Series B Preferred Stock (the "Series B Shares") issued and outstanding.  For the nine months ended September 30, 2018, we did not issue or redeem any Series B Shares.

Warrants

The following table summarizes the warrants outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2018 and the changes therein during the nine months then ended:

	Number of Shares of Common Stock Subject to Exercise	Weighted – Average Exercise Price
Balance as of December 31, 2017	83,234,617	$0.06
Warrants issued	---	---
Warrants exercised	---	---
Warrants cancelled	(660,000)	$0.60
Balance as of September 30, 2018	82,574,617	$0.06

For the nine months ended September 30, 2018, we did not issue or redeem any warrants.

Of the warrant shares subject to exercise as of September 30, 2018, expiration of the right to exercise is as follows:

Date of Expiration	Number of Warrant Shares of Common Stock Subject to Expiration
January 15, 2019	80,000
April 30, 2020	194,118
March 30, 2021	25,245,442
March 31, 2027	57,055,057
Total	82,574,617

NOTE 12.	EARNINGS PER SHARE

Basic and Diluted Net Loss Per Share

In accordance with FASB ASC Topic 260, Earnings per Share, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares.  The effect of outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method.  We have excluded all outstanding stock options, restricted vesting Common Stock, convertible debt, convertible preferred stock, and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Warrants to purchase Common Stock	82,574,617	83,234,617
Stock options to purchase Common Stock	2,630,000	150,736
Common Stock issuable upon the assumed conversion of our convertible promissory notes (1)	31,250,000	31,250,000
Total	116,454,617	114,635,353

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

Our Board has granted the following stock option awards for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (1)	2017 (2)	2018	2017 (2)
Quantity	1,000,000	---	2,500,000	---
Weighted average fair value per share	$0.03	---	$0.03	---
Fair value	$34,960	---	$79,960	---

(1)
On July 20, 2018, the Company granted to certain consultants stock option awards to purchase up to 1,000,000 shares of common stock at an exercise price of $0.05 per share during a term expiring on July 19, 2028 as payment for consulting services provided by such consultants.  The stock option awards vest based upon the respective consultant achieving certain revenue and performance goals.  The Company has evaluated the probability of each consultant's achievement of each revenue and performance goal and will continue such evaluation over the term of the stock option award.

(2)	The Company did not award any shared-based compensation for the three and nine months ended September 30, 2017

We account for share-based compensation under FASB ASC Topic 718, Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants, and directors based on estimated fair values of the award on the grant date.  We use the Black-Scholes option-pricing model to estimate the fair value of share-based awards with the following weighted average assumptions for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option Awards	2018	2017 (1)	2018	2017 (1)
Expected volatility (1)	138.7%	---	137.3%	---
Risk-free interest rate % (2)	2.89%	---	2.69%	---
Expected term (in years)	10.0	---	7.0	---
Dividend yield (3)	---	---	---	---

(1)	Expected volatility assumption was based upon a combination of historical stock price volatility measured on a daily basis and an estimate of expected future stock price volatility
(2)	Risk-free interest rate assumption is based upon U.S. Treasury bond interest rates appropriate for the term of the stock options.
(3)	The Company does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.
(4)	The Company did not award any shared-based compensation for the three and nine months ended September 30, 2017.

Stock Options (Incentive and Nonstatutory)

The following table summarizes share-based compensation related to stock options for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Regulatory, research and development	$5,670	$(3,345)	$11,469	$	---
Selling, general and administrative	1,126	2,571	1,126		7,923
Total share-based compensation expense	$6,796	$(774)	$12,595		$7,923

As of September 30, 2018, the balance of unearned share-based compensation to be expensed in future periods related to unvested stock option awards, as adjusted for expected forfeitures, is approximately $50,000.  The period over which the unearned share-based compensation is expected to be recognized is approximately seventy two months.

The following table summarizes the stock options outstanding and the number of shares of Common Stock subject to exercise as of September 30, 2018 and the changes therein during the nine months then ended:
	Stock Options	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2017	150,736	$4.26
Granted	2,500,000	$0.05
Forfeited/cancelled	(20,736)	$27.33
Exercised	---	---
Outstanding as of September 30, 2018	2,630,000	$0.08

Exercisable as of September 30, 2018	130,000	$0.58

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

As of September 30, 2018, we had granted options to purchase 2,061,167 shares of Common Stock since the inception of the 2006 Equity Incentive Plan, of which 130,000 were outstanding at a weighted average exercise price of $0.58 per share, and we had granted awards for 68,616 shares of restricted stock since the inception of the 2006 Equity Incentive Plan, of which none were outstanding. As of March 29, 2016, the 2006 Equity Incentive Plan expired by its terms, and no additional awards may be granted thereunder.  The expiration of the 2006 Equity Incentive Plan does not affect outstanding awards.

2018 Equity Incentive Plan

On March 28, 2018, our Board of Directors adopted and approved our 2018 Equity Incentive Plan which initially provides for the issuance of up to 20,000,000 shares of our Common Stock pursuant to stock options and other equity awards.

As of September 30, 2018, we had granted options to purchase 2,500,000 shares of Common Stock since the inception of the 2018 Equity Incentive Plan, of which 2,500,000 were outstanding at a weighted average exercise price of $0.05 per share.  As of September 30, 2018, there were 17,500,000 shares that remain available for future grants under the 2018 Equity Incentive Plan.

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

The following table summarizes the fair value of our financial instruments at September 30, 2018 and December 31, 2017.

Description	September 30, 2018	December 31, 2017
Liabilities:
Convertible Note Payable – Related Party – March 2017	$500,000	$500,000
Convertible Note Payable – Related Party – February 2017	$500,000	$500,000
Total	$1,000,000	$1,000,000

NOTE 15.	INCOME TAXES

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

We are also subject to two lease agreements for storage, housing, and warehouse space with each lease commencing in 2018 and continuing until no later than December 2019.  The lease agreements currently require a minimum monthly lease obligation of $2,783, which is inclusive of monthly operating expenses.

The future minimum lease payments under the Office Lease and the Warehouse Lease are as follows as of September 30, 2018:

Calendar Years	Future Lease Expense
2018 (Three months)	$16,415
2019	60,367
2020	---
2021	---
Total	$76,782

Rent expense for our operating leases amounted to $13,875 and $30,301 for the three months ended September 30, 2018 and 2017, respectively, and $42,654 and $96,245 for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018 and 2017, the Company recorded revenues, in approximate numbers, of nil and $214,000, respectively, with Velocitas GmbH, an affiliated entity of Velocitas, which represented 0% and 51% of our total revenues, respectively.  As of September 30, 2018 and December 31, 2017, Velocitas GmbH did not have any outstanding net accounts receivable.

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

Related Party Obligations

Since 2011, our named executive officers and certain key executives have temporarily deferred portions of their compensation as part of a plan to conserve and manage the Company's cash and financial resources.  As of September 30, 2018 and December 31, 2017, the Company's obligation to these executives for temporarily deferred compensation was approximately $72,000 which was included in accrued liabilities.

Contingent Milestone Obligations

We are subject to paying Access Pharmaceuticals, Inc. ("Access") for certain milestones based on our achievement of certain annual net sales, cumulative net sales, and/or our having reached certain defined technology milestones including licensing agreements and advancing products to clinical development.  As of September 30, 2018, the future milestone obligations that we are subject to paying Access, if the milestones related thereto are achieved, total $4,750,000.  Such milestones are based on total annual sales of 20 and 40 million dollars of certain products, annual sales of 20 million dollars of any one certain product, and cumulative sales of such products of 50 and 100 million dollars.  As of September 30, 2018, the Company has accrued approximately $43,000 of expense relating to future milestone payments to Access.
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

Effective as of November 1, 2018, we agreed to issue to certain consulting firms warrants to purchase up to 1,000,000 shares of common stock with exercise prices ranging from $0.05 per share to $0.06 per share, with the warrants having a term expiring on November 1, 2028, as payment for consulting services provided by such consulting firms.  The warrants vest based upon the respective consulting firm achieving certain revenue and performance goals. The Company has evaluated the probability of each consulting firms achievement of each revenue and performance goal and will continue such evaluation over the term of the warrants.

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

Utilizing our platform technologies, a number of products were developed of which one is being actively marketed in the wound care market. This product, Altrazeal® Transforming Powder Dressing ("Altrazeal®"), based on our Nanoflex® technology, has the potential to change the way health care providers approach wound treatment.  Altrazeal® is indicated for exuding acute wounds, both surgical and traumatic, as well as for chronic wounds such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers. Altrazeal® is registered for sale with the United States Food and Drug Administration (the "FDA"), the European Union (the "EU") and a number of other international markets.

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

During 2017, we were successful in improving the sales of Altrazeal® particularly in international markets.  We were also able to achieve significant savings in our operating expense structure, which was highlighted by the settlement of certain liabilities at a level below the original indebtedness. In addition to recruiting new talent to stimulate revenue growth during 2017 and beyond, we also engaged a new regulatory team that reviewed and enhanced our existing quality management systems.

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

Comparison of the three months ended September 30, 2018 and 2017

Total Revenues

Revenues were approximately $85,000 for the three months ended September 30, 2018, as compared to revenues of approximately $201,000 for the three months ended September 30, 2017, and were composed of entirely of Altrazeal® product sales.  The decrease of $116,000 in revenues is primarily attributable to the timing of Altrazeal® product orders received from our international distributors and due to some production delays driven by regulatory related process changes.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2018 were approximately $31,000 and were composed of, in approximate numbers, $26,000 from the sale of Altrazeal® and $5,000 from the write-off of obsolete product components.  Cost of goods sold for the three months ended September 30, 2017 were approximately $74,000 and were composed of, in approximate numbers, $69,000 from the sale of Altrazeal® and $5,000 from the write-off of obsolete raw materials.

Regulatory, Research and Development

Regulatory, research and development expenses totaled approximately $77,000 for the three months ended September 30, 2018 as compared to approximately $90,000 for the three months ended September 30, 2017.  The decrease of approximately $13,000 in regulatory, research and development expenses was primarily due to, in approximate numbers, a decrease of $32,000 in regulatory consulting costs and a decrease of $9,000 in facility related costs.  These expense decreases were partially offset by an increase of $28,000 in direct research costs as the prior year costs included a non-recurring expense adjustment.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $379,000 for the three months ended September 30, 2018 as compared to approximately $315,000 for the three months ended September 30, 2017.  The increase of approximately $64,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $51,000 in costs associated with the marketing and promotion of Altrazeal®, an increase of $34,000 in patent related costs due to timing of annual patent annuity fees, and an increase of $7,000 in costs for accounting services related to accruals for the current year audit.  These expense increases were partially offset by, in approximate numbers, a decrease of $17,000 in compensation costs, and a decrease of $11,000 in facility related costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $114,000 for the three months ended September 30, 2018 as compared to approximately $114,000 for the three months ended September 30, 2017.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.
Depreciation

Depreciation expense totaled approximately $5,000 for the three months ended September 30, 2018 as compared to approximately $5,000 for the three months ended September 30, 2017.

Interest Expense

Interest expense totaled approximately $128,000 for the three months ended September 30, 2018 as compared to approximately $134,000 for the three months ended September 30, 2017.  Interest expense typically includes interest costs related to regulatory fees and interest costs and amortization of debt discount and debt issuance costs related to debt.  The decrease of approximately $6,000 in interest expense is primarily attributable to costs associated with regulatory fees that were settled in November 2017.

Foreign Currency Transaction Loss

Foreign currency transaction loss totaled approximately $4,000 for the three months ended September 30, 2018 as compared to a foreign currency transaction loss of approximately $6,000 for the three months ended September 30, 2017.  The decrease in foreign currency transaction loss of approximately $2,000 is related to fluctuations in the Euro exchange rate experienced during 2018 and the pricing of Altrazeal® to our international distributors being denominated in Euros.

Comparison of the nine months ended September 30, 2018 and 2017

Total Revenues

Revenues were approximately $274,000 for the nine months ended September 30, 2018, as compared to revenues of approximately $422,000 for the nine months ended September 30, 2017, and were composed entirely of Altrazeal® product sales.  The decrease of $148,000 in revenues is primarily attributable to the timing of Altrazeal® product orders received from our international distributors and due to some production delays driven by regulatory related process changes.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2018 were approximately $102,000 and were composed of, in approximate numbers, $91,000 from the sale of Altrazeal® and $11,000 from the write-off of obsolete product components.  Cost of goods sold for the nine months ended September 30, 2017 were approximately $179,000 and were composed of, in approximate numbers, $174,000 from the sale of Altrazeal® and $5,000 from the write-off of obsolete raw materials.

Regulatory, Research and Development

Regulatory, research and development expenses totaled approximately $161,000 for the nine months ended September 30, 2018 as compared to approximately $199,000 for the nine months ended September 30, 2017.  The decrease of approximately $38,000 in regulatory, research and development expenses was primarily due to, in approximate numbers, a decrease of $45,000 in scientific compensation related to lower head-count and lower share-based compensation, a decrease of $31,000 in facility related costs, and a decrease of $8,000 in regulatory consulting costs.  These expense decreases were partially offset by an increase of $18,000 in scientific advisory consulting costs and an increase of $28,000 in direct research costs as the prior year costs included a non-recurring expense adjustment.

Selling, General and Administrative

Selling, general and administrative expenses totaled approximately $1,109,000 for the nine months ended September 30, 2018 as compared to approximately $1,017,000 for the nine months ended September 30, 2017.  The increase of approximately $92,000 in selling, general and administrative expenses was primarily due to, in approximate numbers, an increase of $71,000 in costs associated with the marketing and promotion of Altrazeal®, an increase of $47,000 in patent related legal and annual annuity costs, an increase of $35,000 in legal costs, an increase of $31,000 in costs for accounting services related to transitional costs for appointing a new independent accounting firm and accruals for the current year audit, and an increase of $7,000 in other miscellaneous expenses.  These expense increases were partially offset by, in approximate numbers, a decrease of $33,000 in facility related costs, a decrease of $31,000 in royalty expenses associated with product sales as the prior year included a non-recurring expense adjustment, a decrease of $20,000 in insurance costs, and a decrease of $15,000 in compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets expense totaled approximately $339,000 for the nine months ended September 30, 2018 as compared to approximately $317,000 for the nine months ended September 30, 2017.  The expense for each period consists primarily of amortization associated with our acquired patents and licensing rights.  The increase of approximately $22,000 in amortization expense is attributable to the purchase of additional licensing rights of approximately $869,000 from Velocitas that occurred in March 2017.

Depreciation

Depreciation expense totaled approximately $16,000 for the nine months ended September 30, 2018 as compared to approximately $71,000 for the nine months ended September 30, 2017.  The decrease of approximately $55,000 is attributable to certain equipment being fully depreciated.
Interest Expense

Interest expense totaled approximately $380,000 for the nine months ended September 30, 2018 as compared to approximately $289,000 for the nine months ended September 30, 2017.  Interest expense typically includes interest costs related to regulatory fees and interest costs and amortization of debt discount and debt issuance costs related to debt.  The increase of approximately $91,000 in interest expense is primarily attributable to costs associated with the two convertible promissory notes issued to Velocitas as part of the $6,000,000 offering of convertible notes and equity securities pursuant to the Purchase Agreement with Velocitas and Velo LLC.

Foreign Currency Transaction Loss

Foreign currency transaction loss totaled approximately $10,000 for the nine months ended September 30, 2018 as compared to a foreign currency transaction loss of approximately $9,000 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the public and private sales of convertible notes and Common Stock.  Product sales, royalty payments, contract research, licensing fees and milestone payments from our corporate alliances have also provided, and are expected in the future to provide, funding for operations.

Our principal source of liquidity is cash and cash equivalents.  As of September 30, 2018, our cash and cash equivalents were approximately $2,813,000 which is a decrease of approximately $898,000 as compared to our cash and cash equivalents at December 31, 2017 of approximately $3,711,000.  Our working capital (current assets less current liabilities) was approximately $1,129,000 at September 30, 2018 as compared to our working capital at December 31, 2017 of approximately $3,123,000.

Consolidated Cash Flow Data
	Nine Months Ended September 30,
Net Cash Provided by (Used in)	2018	2017
Operating activities	$(927,000)	$(1,308,000)
Investing activities	29,000	(4,000)
Financing activities	---	5,879,000
Net increase in cash and cash equivalents	$(898,000)	$4,567,000

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was approximately $927,000.  The principal components of net cash used for the nine months ended September 30, 2018 were, in approximate numbers, our net loss of $1,810,000 and a decrease of $45,000 in accounts payable due to timing of payments to our vendors.  Our net loss for the nine months ended September 30, 2018 included substantial non-cash charges of approximately $606,000, in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, amortization of debt issuance costs, and a gain on the sale of equipment.  The aforementioned net cash used for the nine months ended September 30, 2018 was partially offset by, in approximate numbers, an increase of $94,000 in accrued interest related to our convertible promissory notes, an increase of $19,000 in deferred revenue due to deposits received on product orders, a decrease of $84,000 in accounts receivable due to collection activities, a decrease of $75,000 in inventories, a decrease of $37,000 in prepaid expenses related to insurance and listing fees, and a decrease of $13,000 in deposits related to our office space lease.

For the nine months ended September 30, 2017, net cash used in operating activities was approximately $1,308,000.  The principal components of net cash used for the nine months ended September 30, 2017 were, in approximate numbers, our net loss of $1,544,000, a decrease of $116,000 in accounts payable due to timing of vendor payments, a decrease of $112,000 in accrued liabilities due to payment of temporary compensation deferrals, a decrease of $15,000 in deferred revenues due to amortization of revenues, an increase of $102,000 in accounts receivable due to timing of customer remittances, and an increase of $9,000 in prepaid expenses related to insurance policy renewals.  Our net loss for the nine months ended September 30, 2017 included substantial non-cash charges of approximately $460,000 in the form of share-based compensation, amortization of patents and licensing rights, depreciation, amortization of debt discount, and amortization of debt issuance costs.  The aforementioned net cash used for the nine months ended September 30, 2017 was partially offset by, in approximate numbers, an increase of $68,000 in accrued interest and a decrease of $62,000 in inventories.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was approximately $29,000 and was composed of the proceeds from the sale of manufacturing equipment.

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $4,000 and relates to the purchase of computer equipment.

Financing Activities

There were no financing activities for the nine months ended September 30, 2018.

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

Liquidity

As of September 30, 2018, we had cash and cash equivalents of approximately $2,813,000.  We expect to use our cash, cash equivalents, and investments on working capital, for general corporate purposes, on property and equipment, and for the payment of contractual obligations.  Our long-term liquidity will depend to a great extent on our ability to fully commercialize our Altrazeal® wound care product; therefore, we are continuing to look both domestically and internationally for opportunities that will enable us to expand our business.  At this time, we cannot accurately predict the effect of certain developments on the rate of sales growth, if any, during 2018 and beyond, such as the speed and degree of market acceptance, the impact of competition, the effectiveness of the sales and marketing efforts of our distributors and sub-distributors, and the outcome of our current efforts to develop, receive approval for, and successfully launch our near-term product candidates.

As of September 30, 2018, our net working capital (current assets less current liabilities) was approximately $1,129,000 and we believe that our liquidity will be sufficient to fund operations beyond 2018.

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

Our future capital requirements and adequacy of available funds will depend on many factors including:

▪	our ability to successfully commercialize our wound management product and the market acceptance of this product;
▪	our ability to establish and maintain collaborative arrangements with business partners for the development and commercialization of certain product opportunities;
▪	scientific progress in our development programs;
▪	the marketing and sales efforts of our distributors and sub-distributors;
▪	the costs involved in filing, prosecuting and enforcing patent claims and our maintenance of patent rights;
▪	our ability to obtain favorable reimbursement approvals in various jurisdictions;
▪	the cost of manufacturing and production scale-up;
▪	competing product developments;
▪	the trading volume and price of our capital stock;
▪	the actions of parties whose consents, waivers or prompt responses are required for approval of a financing (such as parties with rights of first refusal or consent rights); and
▪	our general financial situation, including our revenues, liquidity, capitalization, and other factors.

Contractual Obligations

The following table summarizes our outstanding contractual cash obligations as of September 30, 2018, which is composed of lease agreements for storage, housing, and warehouse space in the Dallas metroplex.  These obligations and commitments assume non-termination of agreements and represent expected payments based on current operating forecasts, which are subject to change:

	Payments Due By Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-2 Years	3-5 Years		After 5 Years
Operating leases	$76,782	$63,710	$13,072	$	---	$	---
Total contractual cash obligations	$76,782	$63,710	$13,072	$	---	$	---

Capital Expenditures

For the nine months ended September 30, 2018 and 2017, our expenditures for property, equipment, and leasehold improvements were nil and approximately $4,000, respectively, and consisted primarily of computer equipment.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Impact of Inflation

We have experienced only moderate price increases over the last three fiscal years under our agreements with third-party manufacturers as a result of raw material and labor price increases.  However, there can be no assurance that possible future inflation would not impact our operations.

Concentrations of Credit Risk

Concentration of credit risk with respect to financial instruments, consisting primarily of cash and cash equivalents, potentially expose us to concentrations of credit risk due to the use of a limited number of banking institutions and due to maintaining cash balances in banks, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation.  Currently, we utilize JP Morgan/Chase Bank, Bank of America, N.A., and South State Bank as our banking institutions.  At September 30, 2018 and December 31, 2017 our cash and cash equivalents totaled approximately $2,813,000 and $3,711,000, respectively.  We also invest cash in excess of immediate requirements in money market accounts, certificates of deposit, corporate commercial paper with high quality ratings, and U.S. government securities.  These investments are not held for trading or other speculative purposes.  We are exposed to credit risk in the event of default by these institutions.

Concentration of credit risk with respect to trade accounts receivable are customers with balances that exceed 5% of total consolidated trade accounts receivable at September 30, 2018 and at December 31, 2017.  As of September 30, 2018, two customers exceeded the 5% threshold, jointly with 93%.  As of December 31, 2017, three customers exceeded the 5% threshold, jointly with 92%.  We routinely assess the financial strength of our most significant customers and monitoring the amounts owed to us, taking appropriate action when necessary.  As a result, we believe that our prospective accounts receivable credit risk exposure is limited.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective, at a reasonable assurance level, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure, primarily as a result of the lack of segregation of duties due to a limited number of employees.

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

Set forth below is a description of unregistered sales of equity securities, to the extent not previously reported on a Current Report on Form 8-K.

Effective as of November 1, 2018, we agreed to issue to certain consulting firms warrants to purchase up to 1,000,000 shares of common stock with exercise prices ranging from $0.05 per share to $0.06 per share, with the warrants having a term expiring on November 1, 2028, as payment for consulting services provided by such consulting firms.  The warrants vest based upon the respective consulting firm achieving certain revenue and performance goals. The Company has evaluated the probability of each consulting firms achievement of each revenue and performance goal and will continue such evaluation over the term of the warrants.

The warrants above will be issued in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D promulgated under the Securities Act, based upon the following: (a) each investor confirmed that it had such background education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) each investor confirmed that it was an "accredited investor" as defined in Rule 501(a) under the Securities Act; (c) there was no public offering or general solicitation with respect to the offering; (d) each investor was provided with certain disclosure materials and all other information requested with respect to the Company; (e) each Investor acknowledged that the securities being purchased were "restricted securities" for purposes of the Securities Act and agreed to transfer the underlying securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (f) restrictive legends will be placed on the shares of common stock issuable upon exercise of the warrants.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit Number		Description
3.1		Restated Articles of Incorporation, including Certificate of Designation of Series B Preferred Stock and certificate of amendment dated July 26, 2017. (1)
3.2		Amended and Restated Bylaws dated December 5, 2008. (2)
31.1	*	Certification of Principal Executive Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	*	Certification of Principal Accounting Officer of ULURU Inc. Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	**	Certification of Chief Executive Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer of ULURU Inc. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	***	XBRL Instance Document
101.SCH	***	XBRL Taxonomy Extension Schema Document
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
---------------------------------------------------
(1)		Incorporated by reference to the Company's Form 10-Q filed on August 14, 2017.
(2)		Incorporated by reference to the Company's Form 8-K filed on December 11, 2008.
	*	Filed herewith.
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

ULURU Inc.

Date: November 14, 2018	By:	/s/ Vaidehi Shah
Vaidehi Shah
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Terrance K. Wallberg
Terrance K. Wallberg
Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)